Form 10-Q
period 1996-03-31
CONGOLEUM CORP
filed 1996-05-06
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                     __________________________

                             FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

                   Commission File Number 1-13612

                       CONGOLEUM CORPORATION
       (Exact name of Registrant as specified in Its Charter)

DELAWARE                                                  02-0398678
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

                       3705 Quakerbridge Road
                           P.O. Box 3127
                    Mercerville, NJ  08619-0127
    (Address of Principal Executive Offices, including Zip Code)
                 Telephone number:  (609) 584-3000
        (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]  NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at April 30, 1996
- - -----------------------------                -----------------------------
     Class A Common Stock                              4,650,000
     Class B Common Stock                              5,350,000

                       CONGOLEUM CORPORATION
                               Index

                                                                Page
PART I.   FINANCIAL INFORMATION                                ------

Item 1.   Financial Statements:

          Balance Sheets as of March 31, 1996
          (unaudited) and December 31, 1995                       3

          Statements of Operations for the three months
          ended March 31, 1996 and 1995 (unaudited)               4

          Statements of Cash Flows for the three months
          ended March 31, 1996 and 1995 (unaudited)               5

          Notes to Unaudited Condensed Financial Statements       6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 2.   Changes in Securities                                  10

Item 3.   Defaults Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of Security Holders    10

Item 5.   Other Information                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10


Signatures                                                       11

Exhibit Index                                                    12

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements


                        CONGOLEUM CORPORATION
                            BALANCE SHEETS

                                                   March 31,    December 31,
                                                     1996          1995
                                                     (Unaudited)
                                                      (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $  21,634    $  40,103
  Accounts and notes receivable, net                  18,365       16,755
  Inventories                                         52,708       48,018
  Prepaid expenses and other current assets              788          918
  Deferred income taxes                                4,210        4,210
                                                   ---------    ---------
    Total current assets                              97,705      110,004
Property, plant and equipment, net                    74,304       74,208
Goodwill, net                                         13,007       13,115
Deferred income taxes                                  2,873        2,873
Other noncurrent assets                                6,493        6,642
                                                   ---------    ---------
    Total assets                                   $ 194,382    $ 206,842
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  15,943    $  21,397
  Accrued expenses                                    23,729       29,634
  Accrued income taxes                                   337          346
  Deferred income taxes                                2,072        2,072
                                                   ---------    ---------
    Total current liabilities                         42,081       53,449
Long-term debt                                        90,000       90,000
Other liabilities                                     17,552       17,601
Noncurrent pension liability                          12,575       12,575
Accrued postretirement benefit obligation             10,615       10,615
                                                   ---------    ---------
    Total liabilities                                172,823      184,240
                                                   ---------    ---------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01; 1,000,000
shares authorized; none issued or outstanding             --           --
Class A common stock, par value $0.01;
20,000,000 shares authorized, 4,650,000 shares
issued and outstanding as of March 31, 1996 and
December 31, 1995                                         47           47
Class B common stock, par value $0.01;
5,350,000 shares authorized, issued and outstanding
as of March 31, 1996 and December 31, 1995                53           53
Additional paid-in capital                            55,172       55,172
Retained deficit                                     (32,701)     (31,658)
Minimum pension liability adjustment                  (1,012)      (1,012)
                                                   ---------    ---------
    Total stockholders' equity                        21,559       22,602
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $ 194,382    $ 206,842
                                                   =========    =========

             The accompanying notes are an integral part
                of the condensed financial statements.

                        CONGOLEUM CORPORATION
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                       1996        1995
                                                     (In thousands, except
                                                        per share amounts)

Net sales                                             $  54,118    $  63,221
Cost of sales                                            39,770       42,928
Selling, general and administrative expenses             14,673       14,862
                                                      ---------    ---------
    Income (loss) from operations                          (325)       5,431
Other income (expense):
  Interest income                                           333          380
  Interest expense                                       (2,038)      (2,048)
  Other income                                              356          580
  Other expense                                             (51)         (81)
                                                      ---------    ---------
Income (loss) before income taxes                        (1,725)       4,262
Provision (benefit) for income taxes                       (681)       1,743
                                                      ---------    ---------
Net income (loss)                                     $  (1,044)   $   2,519
                                                      =========    =========

Primary earnings (loss) per common share              $   (0.10)   $    0.25
                                                      =========    =========
Weighted average number of common shares and
 equivalent shares outstanding                           10,000       10,044
                                                      =========    =========

             The accompanying notes are an integral part
               of the condensed financial statements.

                        CONGOLEUM CORPORATION
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                       ------------------
                                                          1996       1995
                                                          (In thousands)
Cash flows from operating activities:
 Net income (loss)                                      $  (1,044)  $  2,519
 Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
   Depreciation and amortization                            2,158      2,117
   Provision for doubtful accounts                            150        125
   Changes in certain assets and liabilities:
     Accounts and notes receivable                         (1,761)    (9,687)
     Inventories                                           (4,690)    (6,745)
     Prepaid expenses and other assets                        131        241
     Accounts payable                                      (5,454)    (4,805)
     Accrued expenses                                      (5,914)    (3,973)
     Other liabilities                                        (49)        98
                                                        ---------   --------
       Net cash used for operating activities             (16,473)   (20,110)
                                                        ---------   --------
Cash flows provided by (used for) investing activities:
   Capital expenditures                                    (1,996)    (1,516)
   Purchase of short-term investments                          --     (5,500)
   Maturities of short-term investments                        --     17,500
                                                        ---------   --------
       Net cash provided by (used for) investing
        activities                                         (1,996)    10,484
                                                        ---------   --------
Cash flows from financing activities:
   Payment of equity offering costs                            --       (732)
   Proceeds from equity offering                               --     56,219
   Purchase of class B shares                                  --    (60,450)
                                                        ---------   --------
       Net cash used for financing activities                  --     (4,963)
                                                        ---------   --------
Net decrease in cash and cash equivalents                 (18,469)   (14,589)
Cash and cash equivalents:
   Beginning of period                                     40,103     14,818
                                                        ---------   --------
   End of period                                        $  21,634   $    229
                                                        =========   ========

             The accompanying notes are an integral part
               of the condensed financial statements.

                       CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

1.   Basis of Presentation
- - --------------------------
      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1995.


2.   Inventories
- - ----------------
      A summary of the major classifications of inventories is as follows:

                                             March 31,       December 31,
                                               1996             1995
                                            ----------       -----------
 Finished goods                              $  39,979        $  34,122
 Work-in-process                                 4,029            4,298
 Raw materials and supplies                      8,700            9,598
                                            ----------       ----------
                                             $  52,708        $  48,018
                                            ==========       ==========

       If the FIFO (first-in, first-out) method of inventory accounting had been used, inventories would have been approximately $1,133 and $226 higher than reported at March 31, 1996 and December 31, 1995, respectively.

3.  Other
- - ---------
      On February 8, 1995, the Company completed a public offering of 4,650,000 shares of a new series of Class A Common Stock (the Class A shares) for $13 per share (the "Offering") and implemented a Plan of Repurchase, pursuant to which its two-tiered holding company ownership structure was eliminated through the merger of the Company's direct and indirect parent corporations (collectively "Holdings") with and into the Company, with the Company as the surviving corporation. The Company's capital stock outstanding immediately prior to the consummation of the merger contemplated in the Plan of Repurchase was converted in the merger into 10,000,000 shares (the "Recapitalization") of a new series of Class B Common Stock (the Class B shares). Hillside Industries Incorporated ("Hillside") and American Biltrite Inc. ("ABI") as holders of the Class B shares are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of the Class A shares are entitled to one vote per share on all matters submitted to a vote of stockholders. In addition, in connection with the Plan of Repurchase, the Stockholders' Agreement among the Company, Holdings, ABI and Hillside, and certain other agreements were either amended or terminated, and Hillside made a cash payment of $2,000 to ABI in consideration of ABI's agreement to enter into the Plan of Repurchase and consummate the transactions contemplated thereby. The net proceeds of the Offering, together with approximately $5,200 of other funds of the Company, were used to repurchase 4,650,000 Class B shares held by Hillside which were then retired by the Company.


4.  Commitments and Contingencies
- - ---------------------------------
      Certain legal and administrative claims are pending or have been asserted against the Company, which are considered incidental to its business. Among these claims, the Company is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The amount of such future cost is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The contingencies also include claims for personal injury and/or property damage.

      The Company records a liability for environmental remediation and asbestos-related claim costs when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

      Although the outcome of these matters could result in significant expenses or judgments, management does not believe that their disposition will have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
- - ---------------------
Three months ended March 31, 1996 as compared to three months ended
 March 31, 1995.

      Net sales for the first quarter of 1996 were $54.1 million as compared to $63.2 million for the first quarter of 1995, a decrease of $9.1 million or 14.4%. This decline in sales was due to several factors. First was the extremely weak retail demand in the quarter. Second was the continued decline in purchases by Color Tile, Inc., a major retailer operating under Chapter 11 bankruptcy protection. Third was the timing of the Company's Spring season new product introductions, which occurred later in 1996 than in 1995, resulting in a greater proportion of shipments in early April as opposed to late March. Fourth was a decline in sales in Canada resulting from changes of the Company's distribution in that country which have not yet been completed.

      Gross profit for the first quarter of 1996 was $14.3 million compared to $20.3 million for the first quarter of 1995, a decrease of $5.9 million. As a percent of sales, gross profit was 26.5% in the first quarter of 1996, as compared to 32.1% in the first quarter of 1995. The gross profit decline was due to both lower sales and decreased production volumes, which more than offset declines in raw material costs from first quarter 1995 levels.

      Selling,  general,  and administrative  expenses  were  $14.7 million in the first quarter of 1996, down slightly from $14.9 million in the first quarter of 1995. As a percentage of sales, selling, general, and administrative expenses were 27.1% for the first quarter of 1996 and 23.5% for the first quarter of 1995, with the increase in percentage the result of the sales decline.

      The loss from operations for the first quarter of 1996 was $0.3 million (0.6% of net sales), compared to income of $5.4 million (8.6% of net sales) for the first quarter of 1995, a decrease of $5.8 million. The decrease resulted from the lower level of sales and reduced gross profit margins.

      The net loss for the first quarter of 1996 was $1.0 million, compared to income of $2.5 million for the first quarter of 1995, a decrease of $3.6 million. This decline was due to the decrease in income from operations and other income.

Liquidity and Capital Resources
- - -------------------------------
     Cash and cash equivalents declined $18.5 million for the three months ended March 31, 1996, to $21.6 million. Working capital at March 31, 1996 was $55.6 million, down from $56.6 million at
December  31,  1995.   The  ratio  of  current  assets  to  current
liabilities at March 31, 1996 was 2.3 compared to 2.1 at December 31, 1995. The ratio of debt to total capital at March 31, 1996 was
 .46 compared to .44 at December 31, 1995. Cash used by operations was $16.5 million for the first quarter of 1996.

      Capital expenditures were $2.0 million for the first quarter of 1996, but are expected to increase during the balance of the year. Total 1996 capital spending is anticipated to be approximately $12 to $14 million.

      The Company has recorded what it believes are adequate provisions for environmental remediation and product-related li abilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse impact on the Company's results of operations or financial position, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through the foreseeable future.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings:  None

          Item 2.   Changes in Securities:  None

          Item 3.   Defaults Upon Senior Securities:  None

          Item 4.   Submission of Matters to a Vote of Security
                     Holders:  None

          Item 5.   Other Information:  None

          Item 6.   Exhibits and Reports on Form 8-K:

                     (a) Exhibits:  11.  Computation of Per Share Earnings

                     (b) Reports on Form 8-K:   One report on Form 8-K dated
                          April 2, 1996 was filed during the first quarter of 1996.

                         The Form 8-K reported on Item IV "Changes in
                         Registrant's Certifying Accountants" as follows:

               Effective March 28, 1996 Congoleum Corporation ("the Company") dismissed Coopers & Lybrand L.L.P. and engaged Ernst & Young L.L.P. as its independent accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

               Coopers & Lybrand L.L.P.'s reports on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

               During the two most recent fiscal years and the subsequent interim period preceding March 28, 1996, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                       CONGOLEUM CORPORATION
                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONGOLEUM CORPORATION
                                                 (Registrant)


Date: May 6, 1996                            By:/s/ Howard N. Feist III
                                             --------------------------
                                                   (signature)

                                             Howard N. Feist III
                                             Sr. Vice President - Finance
                                             (Principal Financial & Accounting
                                               Officer)

                           EXHIBIT INDEX


Exhibit                                                Number
- - -------                                                ------
Computation of Per Share Earnings                        11

                                                         EXHIBIT 11

                       Congoleum Corporation
                 Computation of Per Share Earnings
         (Amounts in thousands, except earnings per share)

                                                Primary      Fully diluted
                                             earnings per     earnings per
First quarter ended March 31, 1996           common share     common share
- - ----------------------------------           ------------    -------------
Net income (loss)                             $  (1,044)      $  (1,044)
(less) preferred dividends                           --              --
                                              ---------       ---------
 Earnings (loss) for per-share calculations   $  (1,044)      $  (1,044)
                                              ---------       ---------
Average number of shares outstanding             10,000          10,000
Average stock option shares                          --              --
Average warrant shares                               --              --
                                              ---------       ---------
  Shares for earnings calculation                10,000          10,000
                                              ---------       ---------
Earnings (loss) per share                     $   (0.10)      $   (0.10)
                                              =========       =========

First quarter ended March 31, 1995
- - ----------------------------------
Net income                                    $   2,519       $   2,519
(less) preferred dividends                           --              --
                                              ---------       ---------
  Earnings for per-share calculations         $   2,519       $   2,519
                                              ---------       ---------
Average number of shares outstanding             10,000          10,000
Average stock option shares                          44              66
Average warrant shares                               --              --
                                              ---------       ---------
  Shares for earnings calculation                10,044          10,066
                                              ---------       ---------
Earnings per share                            $    0.25       $    0.25
                                              =========       =========