Form 10-Q
period 1996-06-30
CONGOLEUM CORP
filed 1996-08-06
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                     __________________________

                             FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                 or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding at August 1, 1996
- ---------------------                         -----------------------------
 Class A Common Stock                                    4,645,500
 Class B Common Stock                                    5,350,000


                              Page 1 of 72
                       Index To Exhibits At Page 13

                         Congoleum Corporation
                               Index

                                                                Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets as of June 30, 1996
          (unaudited) and December 31, 1995                       3

          Statements of Operations for the three and six months
          ended June 30, 1996 and 1995 (unaudited)                4

          Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995 (unaudited)                5

          Notes to Unaudited Condensed Financial Statements       6


Item 2.   Management's  Discussion  and  Analysis  of  Financial
                Condition and Results of Operations               8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 2.   Changes in Securities                                  10

Item 3.   Defaults Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of Security Holders    10

Item 5.   Other Information                                      10

Item 6.   Exhibits and Reports on Form 8-K                       11


Signatures                                                       12

Exhibit Index                                                    13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CONGOLEUM CORPORATION
                            BALANCE SHEETS
                                                    June 30,    December 31,
                                                      1996         1995
                                                       (Unaudited)
                                                        (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $  10,538    $  40,103
  Short-term investments                                27,500           --
  Accounts and notes receivable, net                    22,027       16,755
  Inventories                                           54,038       48,018
  Prepaid expenses and other current assets                680          918
  Deferred income taxes                                  4,210        4,210
                                                     ---------    ---------
    Total current assets                               118,993      110,004
Property, plant and equipment, net                      74,715       74,208
Goodwill, net                                           12,899       13,115
Deferred income taxes                                    2,873        2,873
Other noncurrent assets                                  6,345        6,642
                                                     ---------    ---------
    Total assets                                     $ 215,825    $ 206,842
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  19,157    $  21,397
  Accrued expenses                                      35,751       29,634
  Accrued income taxes                                   1,650          346
  Deferred income taxes                                  2,072        2,072
                                                     ---------    ---------
    Total current liabilities                           58,630       53,449
Long-term debt                                          90,000       90,000
Other liabilities                                       17,646       17,601
Noncurrent pension liability                            12,575       12,575
Accrued postretirement benefit obligation               10,615       10,615
                                                     ---------    ---------
     Total liabilities                                 189,466      184,240
                                                     ---------    ---------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01; 1,000,000 shares
authorized; none issued or outstanding                      --           --
Class A common stock, par value $0.01; 20,000,000
shares authorized, 4,650,000 shares issued;4,645,500
and 4,650,000 outstanding as of June 30, 1996 and
December 31, 1995                                           47           47
Class B common stock, par value $0.01; 5,350,000
shares authorized, issued and outstanding as of
June 30, 1996 and December 31, 1995                         53           53
Additional paid-in capital                              55,172       55,172
Retained deficit                                       (27,852)     (31,658)
Minimum pension liability adjustment                    (1,012)      (1,012)
Common stock held in treasury, at cost; 4,500
shares at June 30, 1996 and none at December 31, 1995      (49)          --
                                                     ---------    ---------
      Total stockholders' equity                        26,359       22,602
                                                     ---------    ---------
    Total liabilities and stockholders' equity       $ 215,825    $ 206,842
                                                     =========    =========

             The accompanying notes are an integral part
                of the condensed financial statements.

                        CONGOLEUM CORPORATION
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                    ------------------     ----------------
                                     1996         1995     1996       1995
                                             (In thousands, except
                                                     per share amounts)
Net sales                           $  74,380  $  68,703  $ 128,498  $ 131,924
Cost of sales                          48,851     47,537     88,621     90,465
Selling, general and administrative
 expenses                              16,114     13,396     30,787     28,258
                                    ---------  ---------  ---------  ---------
    Income from operations              9,415      7,770      9,090     13,201
Other income (expense):
  Interest income                         356        282        689        662
  Interest expense                     (2,044)    (2,044)    (4,082)    (4,092)
  Other income                            308        526        664      1,106
  Other expense                           (19)       (68)       (70)      (149)
                                    ---------  ---------  ---------  ---------
Income before income taxes              8,016      6,466      6,291     10,728
                                    ---------  ---------  ---------  ---------
Provision for income taxes              3,166      2,645      2,485      4,388
                                    ---------  ---------  ---------  ---------
Net income                          $   4,850  $   3,821  $   3,806  $   6,340
                                    =========  =========  =========  =========

Primary earnings per common share   $     .48  $     .38  $     .38  $     .63
                                    =========  =========  =========  =========

Weighted average number of common
 shares and equivalent shares
  outstanding                          10,000     10,046     10,000     10,045
                                    =========  =========  =========  =========

            The accompanying notes are an integral part
              of the condensed financial statements.

                        CONGOLEUM CORPORATION
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                        ---------------------
                                                          1996          1995
                                                            (In thousands)
Cash flows from operating activities:
 Net income                                              $   3,806   $  6,340
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization                             4,362      4,260
   Provision for doubtful accounts                             300        183
   Loss on disposition of assets                                --          6
   Changes in certain assets and liabilities:
     Accounts and notes receivable                          (5,572)    (7,854)
     Inventories                                            (6,020)    (9,616)
     Prepaid expenses and other assets                         238        439
     Accounts payable                                       (2,240)    (3,929)
     Accrued expenses                                        7,421      3,830
     Other liabilities                                          45        138
                                                         ---------   --------
      Net cash provided (used) by operating activities       2,340     (6,203)
                                                         ---------   --------
Cash flows provided (used) by investing activities:
 Capital expenditures                                       (4,356)    (2,948)
 Purchase of short-term investments                        (27,500)   (12,500)
 Maturities of short-term investments                           --     24,000
                                                         ---------   --------
      Net cash provided (used) by investing activities     (31,856)     8,552
                                                         ---------   --------
Cash flows from financing activities:
 Payment of equity offering costs                               --       (870)
 Proceeds from equity offering                                  --     56,219
 Purchase of class B shares                                     --    (60,450)
 Purchase of treasury stock                                    (49)        --
                                                         ---------   --------
      Net cash used by financing activities                    (49)    (5,101)
                                                         ---------   --------
Net decrease in cash and cash equivalents                  (29,565)    (2,752)
Cash and cash equivalents:
      Beginning of period                                   40,103     14,818
                                                         ---------   --------
      End  of period                                     $  10,538   $ 12,066
                                                         =========   ========

            The accompanying notes are an integral part
              of the condensed financial statements.

                       CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

          (Dollars in thousands, except per share amounts)

1.   BASIS OF PRESENTATION
- --------------------------
      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1995.


2.   INVENTORIES
- ----------------
      A summary of the major classifications of inventories is as follows:

                                                  June 30,       December 31,
                                                    1996            1995
                                                  --------       -----------
          Finished goods                          $  40,441       $  34,122
          Work-in-process                             4,655           4,298
          Raw materials and supplies                  8,942           9,598
                                                  ---------       ---------
                                                  $  54,038       $  48,018
                                                  =========       =========

       If the FIFO (first-in, first-out) method of inventory accounting had been used, inventories would have been approximately $1,166 lower and $226 higher than reported at June 30, 1996 and December 31, 1995, respectively.

3.   EARNINGS PER SHARE
- -----------------------
     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For 1996, common stock equivalents have not been included in the weighted average number of shares of common stock outstanding since the effect would be antidilutive. For 1995, common stock equivalents have been included in the weighted average number of shares of common stock outstanding and amounted to approximately 46,000 and 45,000 shares for the three and six months ended June 30, 1995, respectively.

4.   COMMITMENTS AND CONTINGENCIES
- ----------------------------------
      Certain legal and administrative claims are pending or have been asserted against the Company, which are considered incidental to its business. Among these claims, the Company is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The amount of such future cost is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The contingencies also include claims for personal injury and/or property damage.

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

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Three and six months ended June 30, 1996 as compared to three and six months ended June 30, 1995.

     Net sales for the second quarter of 1996 were $74.4 million as compared to $68.7 million for the second quarter of 1995, an increase of $5.7 million or 8.3%. Year-to-date net sales were $128.5 million, a decrease of $3.4 million or 2.6% from the first six months of 1995. Second quarter sales of nearly all product categories increased over year earlier levels, with the most significant increase in sales to the manufactured housing segment.

     Gross profit for the second quarter of 1996 was $25.5 million, up $4.4 million from $21.2 million in the second quarter of 1995, reflecting improved gross profit margins and the increase in sales. Gross profit as a percent of sales in the second quarter of 1996 was 34.3%, compared to 30.8% in the second quarter of 1995. This improvement in gross margin is the result of more moderate raw material costs coupled with improved productivity. Year-to-date gross profit was $39.9 million (31.0% of sales), down from $41.5 million (31.4% of sales) in the first six months of 1995.

      Selling, general, and administrative costs increased by $2.7 million or 20.3% to $16.1 million in the second quarter of 1996 from $13.4 million in the second quarter of 1995. As a percent of sales, selling, general, and administrative costs were 21.7% for the second quarter of 1996 and 19.5% for the second quarter of 1995. Increased expenses for product promotions, expanded distribution, new product development, coupled with a charge for a headcount reduction in the second quarter of 1996, were the major reasons for the increase. Year-to-date selling, general and administrative expense of $30.8 million (24.0% of sales) remains above prior period costs of $28.3 million (21.4% of sales).

     Income from operations for the second quarter of 1996 was $9.4 million (12.7% of net sales), compared to $7.8 million (11.3% of net sales) for the second quarter of 1995, an increase of $1.6 million, or 21.2%. The increase resulted from the higher sales and improved gross profit margins, partly offset by increased selling, general, and administrative costs. Income from operations for the six months ended June 30, 1996 totaled $9.1 million, $4.1 million lower than the same period in 1995.

      Net income for the second quarter of 1996 was $4.8 million, compared to $3.8 million for the second quarter of 1995, an increase of $1.0 million, reflecting the higher income from operations. For the six months ended June 30, 1996, net income was $3.8 million, $2.5 million lower than net income in the first half of 1995.

Liquidity and Capital Resources
- -------------------------------
     Cash and cash equivalents, including short-term investments at June 30, 1996 were $38.0 million, a decrease of $2.1 million from December 31, 1995. Working capital at June 30, 1996 was $60.4 million, up from $56.6 million one year earlier. The ratio of current assets to current liabilities at June 30, 1996 was 2.0, and the ratio of debt to total capital was .42. Net cash provided by operations during the six months ended June 30, 1996 was $2.3 million and capital expenditures totaled $4.4 million.

      Capital expenditures are expected to increase during the remainder of the year, with total year capital spending anticipated to be approximately $14 to $15 million.

      The Company has recorded what it believes are adequate provisions for environmental remediation and product-related li abilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse impact on the Company's financial position or results of operations, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

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

   Item 1.   Legal Proceedings:  None

   Item 2.   Changes in Securities:  None

   Item 3.   Defaults Upon Senior Securities:  None

   Item 4.   Submission of Matters to a Vote of Security Holders:

             At the Annual Meeting of Stockholders held on May 6, 1996 the following actions were taken:

   Eight  nominees  were  elected  as  directors  as  follows:

           Name            Class    Votes For         Votes Withheld
   ---------------------   -----   ------------       --------------
   Cyril C. Baldwin, Jr.     C      14,636,087            206,891
   David N. Hurwitz          B      14,634,787            208,191
   John N. Irwin III         C      14,636,393            206,585
   Mark N. Kaplan            B      14,623,787            219,191
   Richard G. Marcus         B      14,623,893            219,085
   Roger S. Marcus           C      14,623,008            219,970
   William M. Marcus         A      14,623,839            219,139
   C. Barnwell Straut        A      14,588,793            254,185

   An amendment to the Company's Certificate of Incorporation to provide for the classification of the Board of Directors into three separate classes was approved. The Board of Directors has been divided into three classes with each class of directors to serve a three-year staggered term, except for the initial year of the classified Board of Directors during which the nominees for designation as Class A directors were elected for a one-year term, the nominees for designation as Class B directors were elected for a two-year term, and the nominees for designation as Class C directors were elected for a three-year term, each such term to expire at the Annual Meeting of Stockholders of the Company held in the relevant year upon the due election and qualification of the director's successor unless sooner terminated by the death or resignation of the director.

        Votes For         Votes Against          Votes Withheld
       -----------       ---------------        ----------------
        12,190,208          1,886,765                766,006

   Item 5.   Other Information:  None

   Item 6.   Exhibits and Reports on Form 8-K:

                    (a)  Exhibits:  3.1      Amended Certificate of
                                              Incorporation
                                    3.2      Amended and Restated
                                              Bylaws
                                   11        Computation  of  Per
                                              Share Earnings

                    (b)  Reports on Form 8-K:     None

                       CONGOLEUM CORPORATION
                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONGOLEUM CORPORATION
                                               (Registrant)


Date: August 6, 1996                      By:/s/ Howard N. Feist III
                                          --------------------------
                                                (signature)

                                          Howard N. Feist III
                                          Sr. Vice President - Finance
                                         (Principal Financial & Accounting
                                           Officer)

                           EXHIBIT INDEX

                                                               Sequentially
                                                                 Numbered
Exhibit                                                Number      Page
- -------                                                ------   ----------
Amended Certificate of Incorporation                    3.1      14 To 48

Amended and Restated Bylaws                             3.2      48 To 70

Computation of Per Share Earnings                      11        71 To 72