Form 10-Q
period 1996-09-30
CONGOLEUM CORP
filed 1996-11-04
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                     __________________________

                             FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                 or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding at November 1, 1996
----------------------             -------------------------------
 Class A Common Stock                          4,645,500
 Class B Common Stock                          5,350,000

                           Page 1 of 13
                    Index to Exhibits at Page 12

                       CONGOLEUM CORPORATION
                               Index

                                                                Page
PART I.   FINANCIAL INFORMATION                                 ----

Item 1.   Financial Statements:

          Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995                       3

          Statements of Operations for the three and nine months
          ended September 30, 1996 and 1995 (unaudited)           4

          Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995 (unaudited)           5

          Notes to Unaudited Condensed Financial Statements       6


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 2.   Changes in Securities                                  10

Item 3.   Defaults Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of Security Holders    10

Item 5.   Other Information                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10


Signatures                                                       11

Exhibit Index                                                    12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CONGOLEUM CORPORATION
                            BALANCE SHEETS

                                                  September 30,  December 31,
                                                      1996          1995
                                                   (Unaudited)
                                                     (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                        $        --    $    40,103
  Short-term investments                                35,100             --
  Accounts and notes receivable, net                    28,820         16,755
  Inventories                                           47,511         48,018
  Prepaid expenses and other current assets              1,222            918
  Deferred income taxes                                  4,210          4,210
                                                   -----------    -----------
    Total current assets                               116,863        110,004
Property, plant and equipment, net                      77,863         74,208
Goodwill, net                                           12,791         13,115
Deferred income taxes                                    2,873          2,873
Other noncurrent assets                                  6,197          6,642
                                                   -----------    -----------
    Total assets                                   $   216,587    $   206,842
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank checks outstanding, less cash in bank       $     2,846    $        --
  Accounts payable                                      14,564         21,397
  Accrued expenses                                      32,591         29,634
  Accrued income taxes                                   2,944            346
  Deferred income taxes                                  2,072          2,072
                                                   -----------    -----------
    Total current liabilities                           55,017         53,449
Long-term debt                                          90,000         90,000
Other liabilities                                       17,629         17,601
Noncurrent pension liability                            12,575         12,575
Accrued postretirement benefit obligation               10,615         10,615
                                                   -----------    -----------
    Total liabilities                                  185,836        184,240
                                                   -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01; 1,000,000 shares
authorized; none issued or outstanding                      --            --
Class A common stock,par value $0.01; 20,000,000
shares authorized, 4,650,000 shares issued;
4,645,500 and 4,650,000 outstanding as of
September 30, 1996 and December 31, 1995                    47            47
Class B common stock, par value $0.01; 5,350,000
shares authorized, issued and outstanding as of
September 30, 1996 and December 31, 1995                    53            53
Additional paid-in capital                              55,172        55,172
Retained deficit                                       (23,460)      (31,658)
Minimum pension liability adjustment                    (1,012)       (1,012)
Common stock held in treasury, at cost; 4,500 shares
at September 30, 1996 and none at December 31, 1995        (49)           --
                                                   -----------    ----------
    Total stockholders' equity                          30,751        22,602
                                                   -----------    ----------
    Total liabilities and stockholders' equity     $   216,587    $  206,842
                                                   ===========    ==========

            The accompanying notes are an integral part
              of the condensed financial statements.

                        CONGOLEUM CORPORATION
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       -----------------
                                   1996         1995         1996       1995
                                               (In thousands, except
                                                  per share amounts)
Net sales                          $ 71,900   $ 64,813   $ 200,398   $ 196,737
Cost of sales                        46,931     46,596     135,552     137,061
Selling, general and administrative
expenses                             16,492     13,711      47,279      41,969
                                   --------   --------   ---------   ---------
    Income from operations            8,477      4,506      17,567      17,707
Other income (expense):
  Interest income                       497        337       1,186         999
  Interest expense                   (2,044)    (2,044)     (6,126)     (6,136)
  Other income                          393        180       1,057       1,286
  Other expense                         (64)       (28)       (134)       (177)
                                   --------   --------   ---------   ---------
Income before income taxes            7,259      2,951      13,550      13,679
Provision for income taxes            2,867      1,206       5,352       5,594
                                   --------   --------   ---------   ---------
Net income                         $  4,392   $  1,745   $   8,198   $   8,085
                                   ========   ========   =========   =========
Primary earnings per common share  $    .44   $    .17   $     .82   $     .81
                                   ========   ========   =========   =========
Weighted average number of common
 shares and equivalent shares
  outstanding                         9,997     10,000       9,999      10,030
                                   ========   ========   =========   =========

            The accompanying notes are an integral part
              of the condensed financial statements.

                        CONGOLEUM CORPORATION
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                        1996        1995
                                                         (In thousands)
Cash flows from operating activities:
 Net income                                           $   8,198   $   8,085
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization                          6,569       6,430
   Provision for doubtful accounts                          450         242
   Deferred income taxes                                     --         646
   Loss on disposition of assets                              7          14
   Changes in certain assets and liabilities:
    Accounts and notes receivable                       (12,515)     (8,454)
    Inventories                                             507      (2,322)
    Prepaid expenses and other assets                      (303)        (93)
    Accounts payable                                     (6,833)     (4,505)
    Accrued expenses                                      5,555      (5,295)
    Other liabilities                                        27         323
                                                      ---------   ---------
     Net cash provided (used) by operating activities     1,662      (4,929)
                                                      ---------   ---------
Cash flows provided (used) by investing activities:
   Capital expenditures                                  (9,462)     (5,582)
   Purchase of short-term investments                   (35,100)    (12,500)
   Maturities of short-term investments                      --      32,000
                                                      ---------   ---------
     Net cash provided (used) by investing activities   (44,562)     13,918
                                                      ---------   ---------
Cash flows from financing activities:
   Payment of equity offering costs                          --        (911)
   Proceeds from equity offering                             --      56,219
   Purchase of class B shares                                --     (60,450)
   Purchase of treasury stock                               (49)         --
   Bank checks outstanding, less cash in bank             2,846          --
                                                      ---------   ---------
     Net cash provided (used) by financing activities     2,797      (5,142)
                                                      ---------   ---------
Net increase/(decrease) in cash and cash equivalents    (40,103)      3,847
Cash and cash equivalents:
     Beginning of period                                 40,103      14,818
                                                      ---------   ---------
     End of period                                    $      --   $  18,665
                                                      =========   =========

            The accompanying notes are an integral part
              of the condensed financial statements.

                       CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

1.   BASIS OF PRESENTATION
--------------------------
      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1995.


2.   INVENTORIES
----------------
      A summary of the major classifications of inventories is as follows:

                                          September 30,     December 31,
                                              1996              1995
                                          ------------      -----------
          Finished goods                   $   34,300        $   34,122
          Work-in-process                       4,853             4,298
          Raw materials and supplies            8,358             9,598
                                           ----------        ----------
                                           $   47,511        $   48,018
                                           ==========        ==========

       If the FIFO (first-in, first-out) method of inventory accounting had been used, inventories would have been approximately $1,171 lower and $226 higher than reported at September 30, 1996 and December 31, 1995, respectively.

3.   EARNINGS PER SHARE
-----------------------
     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 1996, common stock equivalents have been included in the weighted average number of shares of common stock outstanding and amount to approximately 2,000 and 1,000 shares respectively. For the three months ended September 30, 1995, common stock equivalents have not been included in the weighted average number of shares of common stock outstanding since the effect would be antidilutive. For the nine months ended September 30, 1995, common stock equivalents have been included in the weighted average number of shares of common stock outstanding and amounted to approximately 30,000 shares.

4.   COMMITMENTS AND CONTINGENCIES
----------------------------------
      Certain legal and administrative claims are pending or have been asserted against the Company, which are considered incidental to its business. Among these claims, the Company is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The amount of such future cost is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The contingencies also include claims for personal injury and/or property damage.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Three  and  nine   months ended September 30, 1996 as  compared  to
three and nine months ended September 30, 1995.

      Net sales for the third quarter of 1996 were $71.9 million as compared to $64.8 million for the third quarter of 1995, an increase of $7.1 million or 10.9%. Year-to-date net sales were $200.4 million, an increase of $3.7 million or 1.9% from the first nine months of 1995. The increase in third quarter sales over year earlier levels was primarily due to sales to new customers.
Shipments to the manufactured housing segment and sales of residential sheet goods also contributed to the increase.

      Gross profit for the third quarter of 1996 was $25.0 million, up $6.8 million from $18.2 million in the third quarter of 1995, reflecting improved gross profit margins and the increase in sales. Gross profit as a percent of sales in the third quarter of 1996 was 34.7%, compared to 28.1% in the third quarter of 1995. Increased volume, improved efficiency, and more moderate raw material costs all contributed to the improvement in gross margin. Year-to-date gross profit was $64.8 million (32.4% of sales), up from $59.7 million (30.3% of sales) in the first nine months of 1995.

      Selling, general, and administrative costs increased by $2.8 million or 20.3% to $16.5 million in the third quarter of 1996 from $13.7 million in the third quarter of 1995. As a percent of sales, selling, general, and administrative costs were 22.9% for the third quarter of 1996 and 21.1% for the third quarter of 1995. Increased expenses for marketing, expanded distribution and new product development were the major reasons for the increase. Year-to-date selling, general and administrative expenses were $47.3 million (23.6% of sales) up from $42.0 million (21.3% of sales) in the same period one year earlier.

      Income from operations for the third quarter of 1996 was $8.5 million (11.8% of net sales), compared to $4.5 million (7.0% of net sales) for the third quarter of 1995, an increase of $4.0 million, or 88.2%. The increase resulted from the higher sales and improved gross profit margins, partly offset by increased selling, general, and administrative costs. Income from operations for the nine months ended September 30, 1996 totaled $17.6 million, $0.1 million lower than the same period in 1995.

      Net income for the third quarter of 1996 was $4.4 million, compared to $1.7 million for the third quarter of 1995, an increase of $2.6 million, reflecting the higher income from operations. For the nine months ended September 30, 1996, net income was $8.2 million, $0.1 million higher than net income in the first nine months of 1995.

Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents, including short-term investments at September 30, 1996 were $35.1 million, a decrease of $5.0 million from December 31, 1995. Working capital at September 30, 1996 was $61.8 million, up from $57.8 million one year earlier. The ratio of current assets to current liabilities at September 30, 1996 was 2.1, and the ratio of debt to total capital was .42. Net cash provided by operations during the nine months ended September 30, 1996 was $1.7 million and capital expenditures totaled $9.5 million.

      Capital expenditures are anticipated to be approximately $14 to $15 million in 1996 and approximately $20 million in 1997.

      During 1996, the Company's Board of Directors authorized the repurchase of $5 million of the Company's Class A common stock and $10 million of its 9% senior notes. At September 30, 1996, $49 thousand had been expended on stock repurchases and nothing had been expended on note repurchases pursuant to these authorizations.

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

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments, stock and note repurchases, and planned capital expenditures through the foreseeable future.

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

                                        CONGOLEUM CORPORATION
                                             (Registrant)


Date: November  4, 1996                 By: /s/  Howard  N. Feist
                                        -------------------------
                                               (signature)

                                        Howard N. Feist III
                                        Sr. Vice President - Finance
                                        (Principal Financial & Accounting
                                          Officer)

                           EXHIBIT INDEX

                                                                 Page
      Exhibit                                       Number      Number
-------------------                                 ------      ------
Computation of Income Per Common Share                11          13