Form 10-K405
period 1996-12-31
CONGOLEUM CORP
filed 1997-03-14
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                           FORM 10-K
                FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

                 Commission File Number 1-13612

                     CONGOLEUM CORPORATION
     (Exact name of Registrant as specified in its Charter)

DELAWARE                                                 02-0398678
(State or other Jurisdiction of    (IRS Employer Identification No.)
 Incorporation or Organization)

                     3705 Quakerbridge Road
                         P.O. Box 3127
                  Mercerville, NJ  08619-0127
            (Address of principal executive offices)
               Telephone number:  (609) 584-3000
      (Registrant's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
    Title  of  each  class                which registered
    ----------------------           ------------------------
Class A Common Stock, par value    New  York Stock Exchange, Inc.
 $.01 per share

Securities Registered Pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As  of  March  3, 1997, the aggregate market value  of  all shares  of  Class  A Common Stock held by non-affiliates  of  the
Registrant was approximately $63.1 million based on the closing price ($13.625 per share) on the New York Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant and, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 3, 1997, an aggregate of 4,647,500 shares of Class A Common Stock and an aggregate of 5,350,000 shares of Class B Common Stock of the Registrant were outstanding.


               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------
    Part  II.  Portions of the Company's Annual Report  to
               Shareholders for the year ended December 31, 1996

    Part III.  Portions of the Company's Proxy Statement for the
               Annual Meeting of Shareholders to be held on May 12, 1997.

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) increases in raw material prices,
(ii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iii) unfavorable developments in the national economy or in the housing industry in general, (iv) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors and (v) the future cost and timing of payments associated with environmental, product and general liability claims.

                             PART I

ITEM 1. BUSINESS

      Congoleum Corporation (the "Company") was incorporated in Delaware in 1986, but traces its history in the flooring business back to Nairn Linoleum Co. which began in 1886. On March 11, 1993 (effective on February 28, 1993), the business and assets of the Company and those of the Amtico Tile Division of American Biltrite Inc. (the "Tile Division") were combined (the "Acquisition"). The Acquisition was effected through the organization of a new corporation, Congoleum Holdings Incorporated ("Congoleum Holdings"), to which Hillside Industries Incorporated ("Hillside Industries") contributed all of the outstanding capital stock of Resilient Holdings Incorporated ("Resilient"), the owner of all of the outstanding capital stock of the Company, and to which American Biltrite Inc. ("American Biltrite") contributed the assets and certain liabilities of the Tile Division. Upon consummation of the Acquisition, Congoleum Holdings owned all of the outstanding capital stock of Resilient, which, in turn, owned all of the outstanding capital stock of the Company, and the Company owned the Tile Division. The assets and liabilities comprising the Tile Division which were acquired by the Company in the Acquisition are held directly by the Company. On February 8, 1995, the Company completed a public offering of 4,650,000 shares of Class A Common Stock (the "Offering"). Upon completion of the Offering, the Company implemented a Plan of Repurchase pursuant to which its two-tiered holding company ownership structure was eliminated through the merger of Congoleum Holdings with and into the Company, with the Company as the surviving corporation.

      Congoleum produces both sheet vinyl and vinyl tile products with a wide variety of product features, designs and colors.
Sheet vinyl, in its predominant construction, is produced by applying a vinyl gel to a flexible felt or a vinyl (for perimeter installed products) backing, printing a design on the gel, applying a wearlayer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a high-gloss coating. The Company also produces through-chip inlaid products for the commercial market. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Vinyl tile is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet vinyl, and transferring or laminating to it preprinted colors and designs followed by a wearlayer and a urethane coating in some cases. Commercial vinyl tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wearlayers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors.

RAW MATERIALS
-------------
     The principal raw materials used in the manufacture of sheet vinyl and vinyl tile are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. Most of these raw materials are purchased from multiple sources. The Company has had no difficulty in obtaining its requirements for these materials, although significant price increases in certain materials have been experienced at times.

       The Company believes that alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. The Company maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements.

PATENTS AND TRADEMARKS
----------------------
      The Company believes that the Congoleum brand name, as well as the other trademarks it holds, are important to maintaining competitive position. In 1993, the Company sold the rights to the Amtico trademark in the United States and began selling tile under the Congoleum brand name.

      The Company also believes that patents and know-how play an important role in maintaining competitive position. In particular, the Company utilizes a proprietary transfer printing process for certain vinyl tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

DISTRIBUTION
------------
       The Company currently sells its products through approximately 35 distributors providing approximately 100 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 1996, the backlog of unshipped orders was $12.3 million, compared to $10.4 million at December 31, 1995.

       The Company considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although the Company has more than one distributor in many of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 1996, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Southwest and on the West Coast, LD Brinkman & Co.

WORKING CAPITAL
---------------
     The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. Credit sales are typically subject to a discount if paid within terms.

PRODUCT WARRANTIES
------------------
     The Company offers a limited warranty on all of its products against manufacturing defects. In addition, as a part of efforts to differentiate mid and high-end products through color, design and other attributes, the Company offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics which increase with the price points of such products.

COMPETITION
-----------
     The market for the Company's products is highly competitive. Resilient sheet vinyl and vinyl tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile. In residential applications, both vinyl tile and sheet vinyl are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Carpeting is used primarily in bedrooms, family rooms, and living rooms. Hardwood flooring and melamine laminate are used primarily in family rooms, foyers, and kitchens. Commercial grade, resilient vinyl flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. The Company believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both vinyl tile and sheet vinyl are easy to replace for repair and redecoration and, in the Company's view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

       The Company believes that it is the second largest manufacturer of resilient vinyl flooring products in the United States. The Company encounters competition from domestic and, to a much lesser extent foreign manufacturers. Certain of the Company's competitors, including Armstrong in the resilient category, have substantially greater financial and other resources than the Company.

RESEARCH & DEVELOPEMENT
-----------------------
      The Company's research and development efforts concentrate on new product development, trying to increase product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 1996 were $4.6 million, up from $3.7 million and $3.5 million for the years ended December 31, 1995 and 1994.

ENVIRONMENTAL REGULATION
------------------------
      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed at the time of Hillside's acquisition of the Company in 1986 and in connection with a prior restructuring, is in the process of implementing clean-up measures at its Trenton sheet vinyl facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be material. In connection with the Acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and the Company agreed to be financially responsible for any clean-up measures required. In 1996, the Company incurred capital expenditures of approximately $0.4 million for environmental compliance and control facilities.

      The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. The Company will continue to be required to expend amounts in the future, due to the nature of historic activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial but should not, in the Company's judgment, have a material adverse effect on the financial position of the company. Because environmental requirements have grown increasingly strict, however, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.


EMPLOYEES
---------
      At December 31, 1996, the Company employed a total of 1,332 personnel compared to 1,320 employees at December 31, 1995.

       The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide inter-plant transportation. These agreements cover approximately 761 of the Company's employees. The Trenton vinyl tile plant has a three-year collective bargaining agreement which expires in May 1998. The Marcus Hook plant has a three-year collective bargaining agreement which expires in November 1998. The Trenton sheet vinyl plant has a five-year collective bargaining agreement which expires in February 2001. The Finksburg plant has no union affiliation. In the past five years there have been no significant strikes by employees at the Company and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
   The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 1997.

Roger S. Marcus (Age 51)
------------------------
Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since March 1993, and Chairman since December 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 49)
-------------------------
Richard  G.  Marcus has been Vice Chairman of the  Company  since
December 1994, and Director since March 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief
Operating Officer (since 1992) of American Biltrite.

Robert N. Agate (Age 52)
-----------------------
Robert N. Agate has been Senior Vice President - Manufacturing of the Company since March 1993. Prior thereto, he was Vice
President  of  Manufacturing of the  Tile  Division  of  American
Biltrite (since 1981).

Howard N. Feist III (Age 40)
---------------------------
Howard N. Feist III has been Senior Vice President - Finance  and
Secretary of the Company since March 1993. Prior thereto, he had served as Vice President - Finance and Secretary of the Company since 1988.

Dennis P. Jarosz (Age 51)
------------------------
Dennis P. Jarosz has been Senior Vice President - Marketing since
July  1995.   Prior  thereto, he had served as Vice  President  -
Marketing since March 1993 and Vice President - Sales & Marketing of the Tile Division of American Biltrite (since 1986).

Anthony C. Prestipino (Age 49)
-----------------------------
Anthony C. Prestipino has been Senior Vice President - Sales of the Company since November 1995. Prior thereto, he was Vice President - Sales & Marketing for commercial products of the Karastan Bigelow Division of Mohawk Industries and Fieldcrest Cannon (since 1989).

Peter J. Rohrbacher (Age 45)
---------------------------
Peter J. Rohrbacher has been Senior Vice President - Engineering of the Company since October 1993. He was Vice President - Coatings of the Company from March 1993 to September 1993. Prior thereto, he was Vice President - Research & Development of the Tile Division of American Biltrite (since 1988).

Thomas A. Sciortino (Age 50)
---------------------------
Thomas   A.   Sciortino  has  been  Senior   Vice   President   -
Administration of the Company since March 1993. Prior thereto, he was Vice President-Finance of the Tile Division of American
Biltrite (since 1982).

Joseph Silbermann (Age 41)
-------------------------
Joseph  Silbermann has been Senior Vice President  -  Research  &
Development since October 1996. Prior thereto, he had served as Business Manager for the Plastics Additives Division of Elf
Atochem North America.

Merrill M. Smith (Age 71)
------------------------
Merrill M. Smith has been Senior Vice President - Technology of the Company since March 1993. Prior thereto, he was Vice
President - Technology of American Biltrite (since 1985).

ITEM 2.  PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, where it has a lease expiring in December, 1997 (subject to renewal options), which are described below:

Location              Owned/Leased     Usage          Square Feet
--------              ------------     -----          -----------
Finksburg, MD         Owned         Felt                107,000
Marcus Hook, PA       Owned         Sheet Vinyl       1,000,000
Trenton, NJ           Owned         Sheet Vinyl       1,050,000
Trenton, NJ           Owned         Vinyl Tile          282,000
Mercerville, NJ       Leased        Corporate Offices    30,116


   The Finksburg facility consists primarily of a 16-foot wide felt production line.

    The Marcus Hook facility is capable of manufacturing rotogravure printed sheet flooring in widths of up to 16 feet. Major production lines at this facility include a 12 foot wide oven, two 16 foot wide ovens, a 12 foot wide printing press and a 16 foot wide printing press.

   The Trenton sheet vinyl facility is capable of manufacturing rotogravure printed and through-chip inlaid sheet vinyl in widths up to 6 feet. Major production lines, all six foot wide, include an oven, a rotary laminating line and a press. The examination, packing and warehousing of all sheet vinyl (except products for the manufactured housing segment) occurs at the Trenton plant distribution center.

   The Trenton vinyl tile facility consists of three major production lines, a four foot wide commercial tile line, a two foot wide residential tile line and a one foot residential tile line.

   Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 75% of the hours available on a five-day, three shift basis in 1996, with the corresponding figure for individual production lines ranging from 22% to 120%.

   Although many of the Company's manufacturing facilities have been substantially depreciated, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company increased capital spending in 1996 and plans a further increase in 1997 to accelerate improvements to its manufacturing facilities and equipment, including the refurbishment of an oven line at its Marcus Hook facility. The Company considers its manufacturing facilities to be adequate for its present and anticipated near term production needs.

ITEM 3. LEGAL PROCEEDINGS

   As of December 31, 1996 the Company was named as defendant, together in most cases with numerous other companies, in approximately 661 currently pending lawsuits (including worker's compensation cases) involving approximately 7,936 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases, as well as similar cases in the past which have been settled or dismissed, allege that they or the individuals they represent have contracted asbestosis, pleural thickenings, mesothelioma, cancer or other lung disease as a result of exposure to asbestos in the course of their activities as plumbers, carpenters, floor installers, machinists, or in other capacities, either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the worker's compensation cases, as employees of the Company or the Tile Division) and that included among such products which caused their diseases were sheet vinyl products provided by the Company or resilient tile provided by the Tile Division, or both. The Company discontinued the manufacture of asbestos-containing sheet vinyl products in 1983, and the Tile Division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless the asbestos becomes airborne. All of the asbestos in asbestos-containing sheet vinyl and tile products sold by the Company or the Tile Division was fully-bonded or encapsulated during the manufacturing process. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that allow the asbestos fibers to become airborne. Although there can be no assurance, the Company believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to the Company's asbestos-containing resilient vinyl products will not have a material adverse effect in the aggregate on the financial position of the company.

  Together with a large number (in most cases, hundreds) of other companies, the Company is named as a "Potentially Responsible Party" ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In four instances, although not named as a PRP, the Company has received a "Request for Information." These pending proceedings currently relate to ten waste disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste disposal sites. Although there can be no assurances, the Company anticipates that these proceedings will be resolved over a period of years for amounts (including legal fees and other defense costs) which the Company believes based on current estimates of liability and, in part, on insurance coverage agreements, will not have a material adverse effect in the aggregate on the financial position of the company.

  On July 15, 1994, Kentile Floors, Inc. ("Kentile"), a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, commenced an adversary proceeding against the Company in the Bankruptcy Court for the Southern District of New York. The complaint asserts that the Company tortiously interfered with certain of Kentile's contracts with its distributors when those distributors terminated their agreements with Kentile to become distributors of the Company's floor tile. Kentile seeks $15.0 million in damages on account of the alleged interference. Although the Company's motion to have the proceeding dismissed on the pleadings was denied, the Company believes that Kentile's claim is without merit and intends to vigorously contest the lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  The information required by this item is incorporated by reference to all information under the caption "Market
Information" on page 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (included as Exhibit 13.1 to this Annual Report on Form 10-K).


ITEM 6.   SELECTED FINANCIAL DATA

   The information required by this item is incorporated by reference to all information under the heading "Selected Financial Data" on page 6 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (included as Exhibit 13.1 to this Annual Report on Form 10-K).


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (included as Exhibit 13.1 to this Annual Report on Form 10-K).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements of the Company are incorporated by reference and the financial statement schedule is included in this report on Form 10-K, as listed in Item 14(a) Part IV of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by these Items (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), are hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 1997.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

  (a)(1) The following financial statements of the Company and the report of independent auditors are incorporated herein by reference to pages 10 to 24 in the Company's Annual Report to Shareholders for the year ended December 31, 1996 (included as
  Exhibit 13.1 to this Annual Report on Form 10-K).
                                                     Page Number
                                                     -----------
       Report of Independent Auditors                    24
       Balance Sheets as of December 31, 1996
         and December 31, 1995                           10
       Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994          11
       Statements of Changes in Stockholders'
         Equity for the years ended December 31,
         1996, 1995 and 1994                             12
       Statements of Cash Flows for the years
         ended December 31, 1996, 1995 and 1994          13
       Notes to Financial Statements                     14
       Supplementary Data
            Quarterly Financial Data (Unaudited)         23

      (2) The following financial statement schedule is included in this report on Form 10-K:

                                                     Page Number
                                                     -----------
            Schedule II - Valuation and Qualifying
              Accounts                                   20

       All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

Exhibit
Number                            Exhibit
------                            -------
2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries
        Incorporated, Congoleum Holdings Incorporated, Resilient
        Holdings Incorporated and the Company.

3.1     Certificate of Incorporation of the Company, as amended.

3.2     Amended and Restated Bylaws of the Company.

Exhibit
Number                            Exhibit
-------                           -------
4.1 Financing Agreement, dated April 19, 1991 (the "CIT Financing Agreement"), by and among the CIT Group/Business Credit, Inc. ("CIT"), The Bank of New York Commercial Corporation ("BONY/CC"), Chemical Bank ("Chemical") and The Chase Manhattan Bank, N.A. ("Chase") (collectively, the "Senior Lenders") and the Company.

4.2     First Amendment, dated March 11, 1993, to the CIT
        Financing Agreement by and among the Senior Lenders and the Company.

4.3 Indenture, dated as of February 1, 1994, between the Company and Chemical Bank, as trustee.

4.4     Registration Rights Agreement, dated as of February 8,
        1995 by and between the Company and Hillside.

10.1    The CIT Financing Agreement (see Exhibit 4.1).

10.2    First Amendment to the CIT Financing Agreement (see
        Exhibit 4.2).

10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company
        (collectively the "Congoleum Group"), Hillside Capital and American Biltrite.

10.9 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American
        Biltrite.

10.12   Stockholders Agreement, dated as of March 11, 1993 (the
        "Stockholders Agreement"), by and among the Congoleum
        Group, American Biltrite and Congoleum Holdings.

10.12.1 First Amendment, dated February 8, 1995, to the
        Stockholders Agreement, by and among Hillside, American
        Biltrite and the Company.

10.13   Personal Services Agreement, dated as of March 11, 1993
        (the "Personal Services Agreement"), by and between
        American Biltrite and the Company.

10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.

10.15   Tax Sharing and Indemnification Agreement, dated as of
        March 11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.

10.19   Commitment Letter, dated January 19, 1994 regarding
        Financing Agreement dated April 19, 1991, as amended, by and among CIT, BONYCC and the Company.

10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD
        ("Amtico Company").

10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico
        Company.

10.22   Undertaking Concerning Amtico Trademark, dated November
        29, 1993, by and between American Biltrite and Amtico
        Company.

10.23   Form of 1995 Stock Option Plan.

10.23.1 Form of Amendment to 1995 Stock Option Plan

10.24   License Agreement, dated as of September 20, 1995 between
        Congoleum Intellectual Properties, Inc. and the Company.

11      Statement re: Computation of Per Share Earnings.

13.1    Pages 6 through 25 of the Congoleum Annual Report to
        Shareholders for the year ended December 31, 1996.

21.1    Subsidiaries of the Company.

23.1    Consent of Ernst & Young LLP

23.2    Consent of Coopers & Lybrand L.L.P.

23.3    Opinion of Coopers & Lybrand L.L.P.

27.0    Financial Data Schedule




  (b)  Reports on Form 8-K.

            None.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 1997.

                         CONGOLEUM CORPORATION

                         By:  /S/ Roger S. Marcus
                         ------------------------
                         Roger S. Marcus
                         President, Chairman & Chief Executive
                         Officer
                         (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                               Date
---------                  -----                               ----
/S/ Roger S. Marcus        President, Chairman, Chief          March 14, 1997
-------------------        Executive Officer and Director
Roger S. Marcus             (Principal Executive Officer)

/S/ Howard N. Feist III    Senior Vice President - Finance     March 14, 1997
-----------------------    (Principal Financial and
Howard N. Feist III          Accounting Officer)

/S/ Richard G. Marcus      Director                            March 14, 1997
---------------------
Richard G. Marcus

/S/ William M. Marcus      Director                            March 14, 1997
---------------------
William M. Marcus

/S/ John N. Irwin III      Director                            March 14, 1997
---------------------
John N. Irwin III

/S/ Cyril C. Baldwin, Jr.  Director                            March 14, 1997
------------------------
Cyril C. Baldwin, Jr.

/S/ David N. Hurwitz       Director                            March 14, 1997
--------------------
David N. Hurwitz

/S/ Mark N. Kaplan         Director                            March 14, 1997
------------------
Mark N. Kaplan

/S/ C. Barnwell Straut     Director                            March 14, 1997
----------------------
C. Barnwell Straut


                        INDEX TO EXHIBITS

Exhibit
Number                          Exhibit
-------                         -------
  ***2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries
           Incorporated, Congoleum Holdings Incorporated,
           Resilient Holdings Incorporated and the Company.

*****3.1   Certificate of Incorporation of the Company, as amended.

*****3.2   Amended and Restated Bylaws of the Company.

   **4.1 Financing Agreement, dated April 19, 1991 (the "CIT Financing Agreement"), by and among the CIT Group/Business Credit, Inc. ("CIT"), The Bank of New York Commercial Corporation ("BONY/CC"), Chemical Bank ("Chemical") and The Chase Manhattan Bank, N.A. ("Chase") (collectively, the "Senior Lenders") and the Company.

   **4.2   First Amendment, dated March 11, 1993, to the CIT
           Financing Agreement by and among the Senior Lenders and the Company.

   **4.3 Indenture, dated as of February 1, 1994, between the Company and Chemical Bank, as trustee.

  ***4.4   Registration Rights Agreement, dated as of February 8,
           1995 by and between the Company and Hillside.

  **10.1   The CIT Financing Agreement (see Exhibit 4.1).

  **10.2   First Amendment to the CIT Financing Agreement (see
           Exhibit 4.2).

  **10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company
           (collectively the "Congoleum Group"), Hillside Capital and American Biltrite.

  **10.9 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and
           American Biltrite.

 **10.12 Stockholders Agreement, dated as of March 11, 1993 (the "Stockholders Agreement"), by and among the Congoleum
           Group, American Biltrite and Congoleum Holdings.

***10.12.1 First Amendment, dated February 8, 1995, to the
           Stockholders Agreement, by and among Hillside, American Biltrite and the Company.

 **10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between
           American Biltrite and the Company.

 **10.14   Business Relations Agreement, dated as of March 11,
           1993, by and between American Biltrite and the Company.

 **10.15   Tax Sharing and Indemnification Agreement, dated as of
           March 11, 1993, by and among Congoleum Holdings,
           Resilient Holdings, Hillside Capital and the Company.

 **10.19  Commitment Letter, dated January 19, 1994 regarding
          Financing Agreement dated April 19, 1991, as amended, by and among CIT, BONYCC and the Company.

Exhibit
Number                          Exhibit
-------                         -------
 ***10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD
            ("Amtico Company").

 ***10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico
            Company.

 ***10.22 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico
            Company.

 ***10.23   Form of 1995 Stock Option Plan.

    10.23.1 Form of Amendment to 1995 Stock Option Plan

****10.24   License Agreement, dated as of September 20, 1995
            between Congoleum Intellectual Properties, Inc. and the
            Company.

    11      Statement re: Computation of Per Share Earnings.

    13.1    Pages 6 through 25 of the Congoleum Annual Report to
            Shareholders for the year ended December 31, 1996.

****21.1    Subsidiaries of the Company.

    23.1    Consent of Ernst & Young LLP

    23.2    Consent of Coopers & Lybrand L.L.P.

    23.3    Opinion of Coopers & Lybrand L.L.P.

    27.0    Financial Data Schedule.

_____________
** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994).
*** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995.
**** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
***** Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

                                     CONGOLEUM CORPORATION
                               VALUATION AND QUALIFYING ACCOUNTS
                                         (in thousands)
                                         --------------
                                                  Additions
                                           ----------------------
                              Balance at     Charged                                    Balance
                              Beginning     to Costs/       Other                        at end
                              of Period    Expenses (a)    Changes    Deductions (b)   of Period
                              ---------    -----------     -------    -------------    ----------
Year ended December 31, 1996:
  Allowance for doubtful
      accounts and cash
      discounts                $(5,095)     $  (600)        $   --       $ 2,289          $(3,406)

Year ended December 31, 1995:
  Allowance for doubtful
      accounts and cash
      discounts                $(5,213)     $(2,800)          ($55)(d)   $ 2,973          $(5,095)

Year ended December 31, 1994:
  Allowance for doubtful
      accounts and cash
      discounts                $(5,337)     $  (817)        $  564(c)    $   377          $(5,213)


[FN]
(a)   Uncollectible accounts charged to bad debt expense.
(b)   Balances written-off, net of recoveries.
(c) Represents reduction of the allowance for doubtful accounts and cash discounts.
(d) Represents increase of the allowance for doubtful accounts and cash discounts.