Form 10-Q
period 1997-03-31
CONGOLEUM CORP
filed 1997-05-07
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                   __________________________

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                               or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                      Outstanding at April 30, 1997
--------------------       -----------------------------
Class A Common Stock                4,644,200
Class B Common Stock                5,350,000

                       CONGOLEUM CORPORATION

                               Index

                                                           Page
PART I.   FINANCIAL INFORMATION                            ----

Item 1. Financial Statements:

          Balance Sheets as of March 31, 1997
          (unaudited) and December 31, 1996                   3

          Statements of Operations for the three months
          ended March 31, 1997 and 1996 (unaudited)           4

          Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 (unaudited)           5

          Notes to Unaudited Condensed Financial Statements   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 8


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                    10

Item 2. Changes in Securities                                10

Item 3. Defaults Upon Senior Securities                      10

Item 4. Submission of Matters to a Vote of Security Holders  10

Item 5. Other Information                                    10

Item 6. Exhibits and Reports on Form 8-K                     10


Signatures                                                   11

Exhibit Index                                                12

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements




                       CONGOLEUM CORPORATION
                          BALANCE SHEETS




                                             March 31,  December 31,
                                               1997        1996
                                            (Unaudited)
                                              (Dollars in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                   $  9,315   $ 30,629
  Short-term investments                        26,700     17,500
  Accounts and notes receivable, net            24,517     18,886
  Inventories                                   55,487     47,450
  Prepaid expenses and other current assets        488      1,014
  Deferred income taxes                          2,874      2,874
                                              ---------  ---------
  Total current assets                         119,381    118,353
Property, plant and equipment, net              78,798     78,313
Goodwill, net                                   12,575     12,683
Deferred income taxes                            3,068      3,068
Other noncurrent assets                          7,224      7,381
                                              ---------  ---------
Total assets                                  $221,046   $219,798
                                              =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              17,769     19,935
  Accrued expenses                              35,196     32,828
  Accrued income taxes                           1,759      1,663
  Deferred income taxes                          1,924      1,924
                                              ---------  ---------
  Total current liabilities                     56,648     56,350
Long-term debt                                  87,200     87,750
Other liabilities                               19,620     19,401
Noncurrent pension liability                    12,632     12,381
Accrued postretirement benefit obligation       10,249     10,249
                                              ---------  ---------
  Total liabilities                            186,349    186,131
                                              ---------  ---------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share;
  1,000,000 shares authorized; none issued
  or outstanding                                    --         --
Class A common stock, par value $0.01 per
  share; authorized 20,000,000 shares;
  issued 4,652,000 and 4,650,000 shares;
  outstanding 4,646,700 and 4,645,500
  shares as of March 31, 1997 and
  December 31, 1996                                 47         47
Class B common stock, par value $0.01 per
  share; 5,350,000 shares authorized, issued
  and outstanding as of March 31, 1997 and
  December 31, 1996                                 53         53
Additional paid-in capital                      55,198     55,172
Retained deficit                               (18,548)   (19,561)
Minimum pension liability adjustment            (1,995)    (1,995)
Common stock held in Treasury, at cost;
  5,300 shares at March 31, 1997 and
  4,500 shares at December 31, 1996                (58)       (49)
                                              ---------  ---------
Total stockholders' equity                      34,697     33,667
                                              ---------  ---------
Total liabilities and stockholders' equity    $221,046   $219,798
                                              =========  =========


            The accompanying notes are an integral part
              of the condensed financial statements.

                       CONGOLEUM CORPORATION

                     STATEMENTS OF OPERATIONS

                            (Unaudited)



                                              Three Months Ended
                                                    March 31,
                                             -----------------------
                                                1997       1996
                                              (In thousands, except
                                               per share amounts)

Net sales                                       $61,083    $54,118
Cost of sales                                    42,842     40,183
Selling, general and administrative expenses     15,217     14,260
                                               ---------  ---------
  Income (loss) from operations                   3,024       (325)

Other income (expense):
  Interest income                                   505        333
  Interest expense                               (1,983)    (2,038)
  Other income                                      141        356
  Other expense                                     (67)       (51)
                                               ---------  ---------
  Income (loss) before income taxes               1,620     (1,725)

  Provision (benefit) for income taxes              607       (681)
                                               ---------  ---------
  Net income (loss)                             $ 1,013    $(1,044)
                                               =========  =========
  Net income (loss) per common share            $  0.10    $ (0.10)
                                               =========  =========
  Weighted average number of common shares and
    equivalent shares outstanding                10,035     10,000
                                               =========  =========

            The accompanying notes are an integral part
              of the condensed financial statements.

                       CONGOLEUM CORPORATION

                     STATEMENTS OF CASH FLOWS

                            (Unaudited)




                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                  1997        1996
                                                   (In thousands)

Cash flows from operating activities:
  Net income (loss)                             $  1,013   $ (1,044)
  Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
     Depreciation                                  2,337      1,901
     Amortization                                    266        257
     Changes in certain assets and liabilities:
       Accounts and notes receivable              (5,632)    (1,611)
       Inventories                                (8,037)    (4,690)
       Prepaid expenses and other assets             526        131
       Accounts payable                           (2,165)    (5,662)
       Accrued expenses                            2,463     (5,706)
       Other liabilities                             470        (49)
                                                ---------  ---------
  Net cash used by operating activities           (8,759)   (16,473)
                                                ---------  ---------
  Cash flows provided (used) by investing
  activities:
     Capital expenditures                         (2,822)    (1,996)
     Purchase of short-term investments          (18,100)        --
     Maturities of short-term investments          8,900         --
                                                ---------  ---------
  Net cash used by investing activities          (12,022)    (1,996)
                                                ---------  ---------
  Cash flows from financing activities:
     Payments to reduce long-term debt              (550)        --
     Exercise of stock options                        26         --
     Purchase of treasury stock                       (9)        --
                                                ---------  ---------
  Net cash used by financing activities             (533)        --
                                                ---------  ---------
Net decrease in cash and cash equivalents        (21,314)   (18,469)
Cash and cash equivalents:
  Beginning of period                             30,629     40,103
                                                ---------  ---------
  End of period                                 $  9,315   $ 21,634
                                                =========  =========

            The accompanying notes are an integral part
              of the condensed financial statements.

                       CONGOLEUM CORPORATION

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

         (Dollars in thousands, except per share amounts)


1.   Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1996.


2.   Inventories

     A summary of the major classifications of inventories is as follows:


                                        March 31,   December 31,
                                           1997         1996
                                       ----------  --------------

Finished goods                           $43,275       $34,920
Work-in-process                            3,563         2,089
Raw materials and supplies                 8,649        10,441
                                         --------      --------
                                         $55,487       $47,450
                                         ========      ========


      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,346 and $2,027 lower than reported at March 31, 1997 and December 31, 1996, respectively.

3.   Earnings Per Share

      Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 1997, common stock equivalents have been included in the weighted average number of shares of common stock outstanding and amounts to approximately 38,000 shares. For the three months ended March 31, 1996, common stock equivalents have not been included in the weighted average number of shares of common stock outstanding since the effect would be antidilutive. For the three month periods ending March 31, 1997 and 1996, there is no difference between primary and fully diluted net income per common share.

      In  February 1997, the Financial Accounting Standards  Board
(FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which simplifies the calculation of earnings per share (EPS) and is effective for both interim and annual periods ending after December 15, 1997. The Statement is not expected to have a material impact on the Company's financial statements.

4.   Commitments and Contingencies

       The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites, asbestos-
related claims, and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.

       The Company records a liability for environmental remediation, asbestos-related claim costs, and general liability claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not discounted for delays in future payments and are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries are considered probable of recovery.

      Although the outcome of these matters could result in significant expenses or judgments, management does not believe based on present facts and circumstances that their disposition will have a material adverse effect on the financial position of the Company.

5.   Reclassifications

       For   comparison  purposes,  certain  amounts   have   been
reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations
---------------------
Three months ended March 31, 1997 as compared to three months ended March 31, 1996.

     Net sales for the first quarter of 1997 were $61.1 million as compared to $54.1 million for the first quarter of 1996, an increase of $7.0 million or 12.9%. This increase was due to generally stronger demand in the residential and manufactured housing segments than in the first quarter of 1996. Also contributing to the increase were sales to new customers and earlier shipments of the Company's spring season new product introductions.

      Gross profit for the first quarter of 1997 was $18.2 million compared to $13.9 million for the first quarter of 1996, an increase of $4.3 million. As a percent of sales, gross profit was 29.9% in the first quarter of 1997, as compared to 25.7% in the first quarter of 1996. The increase in gross profits was due to both higher sales and improved gross profit margins. Gross profit margins improved primarily due to increased manufacturing efficiency resulting from higher production volume and investments in capital equipment.

      Selling, general, and administrative expenses were $15.2 million in the first quarter of 1997, up from $14.3 million in the first quarter of 1996, primarily due to costs associated with the sales increase. As a percentage of sales, selling, general, and administrative expenses were 24.9% for the first quarter of 1997, down from 26.3% for the first quarter of 1996, as a result of the higher sales which more than offset the related selling expense increase.

     Income from operations for the first quarter of 1997 was $3.0 million (4.9% of net sales), compared to a loss of $0.3 million for the first quarter of 1996, an increase of $3.3 million. The increase resulted from the higher level of sales and improved gross profit margins.

      Net income for the first quarter of 1997 was $1.0 million, compared to a loss of $1.0 million for the first quarter of 1996, an increase of $2.1 million.


Liquidity and Capital Resources
-------------------------------
      Cash and cash equivalents, including short-term investments, declined $12.1 million for the three months ended March 31, 1997, to $36.0 million. Working capital at March 31, 1997 was $62.7 million, up from $62.0 million at December 31, 1996. The ratio of current assets to current liabilities at March 31, 1997 was 2.1, unchanged from December 31, 1996. The ratio of debt to total capital at March 31, 1997 was .39 compared to .40 at December 31, 1996. Cash used by operations was $8.8 million for the first quarter of 1997, compared to $16.5 million in the first quarter of 1996.

      Capital expenditures were $2.8 million for the first quarter of 1997, but are expected to increase during the balance of the year. Total 1997 capital spending is budgeted to be approximately $18 to $20 million.

      During 1996, the Company's Board of Directors authorized the repurchase of $5 million of the Company's Class A common stock and $10 million of its 9% senior notes. At March 31, 1997, $0.1 million had been expended on stock repurchases and $2.8 million had been expended on note repurchases pursuant to these authorizations.

      The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the financial position of the Company and that they will paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the
Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

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

                                CONGOLEUM CORPORATION
                                    (Registrant)


Date:  May 8, 1997              By:/s/ Howard N. Feist III
                                --------------------------
                                       (signature)

                                Howard N. Feist III
                                Sr. Vice President - Finance
                                (Principal Financial & Accounting
                                 Officer)

                           EXHIBIT INDEX


Exhibit                                             Number
-------                                             ------
Computation of Per Share Earnings                     11