Form 10-Q
period 1997-06-30
CONGOLEUM CORP
filed 1997-08-06
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                   __________________________

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                               or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at August 1, 1997
  ------------------------          -----------------------------
    Class A Common Stock                      4,564,100
    Class B Common Stock                      5,255,000

                        CONGOLEUM CORPORATION

                                Index

                                                             Page
PART I.   FINANCIAL INFORMATION                              ----

Item 1.   Financial Statements:

          Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996                    3

          Statements of Operations for the three and six
          months ended June 30, 1997 and 1996 (unaudited)      4

          Statements of Changes in Stockholders' Equity for
          the year ended December 31, 1996 and the six months
          ended June 30,  1997 (unaudited)                     5

          Statements of Cash Flows for the six months
          ended June 30, 1997 and 1996 (unaudited)             6

          Notes to Unaudited Condensed Financial Statements    7


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations               9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   11

Item 2.   Changes in Securities                               11

Item 3.   Defaults Upon Senior Securities                     11

Item 4.   Submission of Matters to a Vote of Security Holders 11

Item 5.   Other Information                                   11

Item 6.   Exhibits and Reports on Form 8-K                    11

Signatures                                                    12

Exhibit Index                                                 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                        CONGOLEUM CORPORATION
                           BALANCE SHEETS

                                               June 30,      December 31,
                                                 1997           1996
                                               (Unaudited)
                                                    (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $   2,085     $  30,629
  Short-term investments                           24,600        17,500
  Accounts and notes receivable, net               21,015        18,886
  Inventories                                      66,673        47,450
  Prepaid expenses and other current assets           207         1,014
  Deferred income taxes                             2,874         2,874
                                                ---------     ---------
    Total current assets                          117,454       118,353
Property, plant and equipment, net                 83,653        78,313
Goodwill, net                                      12,467        12,683
Deferred income taxes                               3,068         3,068
Other noncurrent assets                             8,073         7,381
                                                ---------     ---------
    Total assets                                $ 224,715     $ 219,798
                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  15,195     $  19,935
  Accrued expenses                                 40,453        32,828
  Accrued income taxes                              1,503         1,663
  Deferred income taxes                             1,924         1,924
                                                ---------     ---------
    Total current liabilities                      59,075        56,350
Long-term debt                                     86,925        87,750
Other liabilities                                  20,830        19,401
Noncurrent pension liability                       12,632        12,381
Accrued postretirement benefit obligation          10,249        10,249
                                                ---------     ---------
    Total liabilities                             189,711       186,131
                                                ---------     ---------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share;
 1,000,000 shares authorized; none issued or
 outstanding                                           --            --
Class A common stock, par value $0.01 per
 share; authorized 20,000,000 shares; issued
 4,652,000 and 4,650,000 shares; outstanding
 4,583,000 and 4,645,500 shares as of June 30,
 1997 and December 31, 1996                            47            47
Class B common stock, par value $0.01 per
 share; 5,255,000 and 5,350,000 shares
 authorized, issued and outstanding as of
 June 30, 1997 and December 31, 1996                   52            53
Additional paid-in capital                         54,194        55,172
Retained deficit                                  (16,444)      (19,561)
Minimum pension liability adjustment               (1,995)       (1,995)
Common stock held in Treasury, at cost; 75,000
 shares at June 30, 1997 and 4,500 shares at
 December 31, 1996                                   (850)          (49)
                                                ----------    ---------
    Total stockholders' equity                     35,004        33,667
                                                ----------    ---------
    Total liabilities and stockholders'equity   $ 224,715     $ 219,798
                                                ==========    =========

             The accompanying notes are an integral part
               of the condensed financial statements.

                        CONGOLEUM CORPORATION

                      STATEMENTS OF OPERATIONS

                             (Unaudited)

                                Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                               --------------------    -------------------
                                  1997       1996        1997       1996
                                         (In thousands, except
                                            per share amounts)
Net sales                       $  64,909  $  74,380   $ 125,992  $ 128,498
Cost of sales                      45,104     49,324      87,946     89,507
Selling, general and
 administrative expenses           15,843     15,641      31,060     29,901
                                ---------  ---------   ---------  ---------
    Income from operations          3,962      9,415       6,986      9,090
Other income (expense):
  Interest income                     454        356         959        689
  Interest expense                 (1,616)    (2,044)     (3,599)    (4,082)
  Other income                        671        308         812        664
  Other expense                      (107)       (19)       (174)       (70)
                                ---------  ---------   ---------  ---------
    Income before income taxes      3,364      8,016       4,984      6,291
  Provision for income taxes        1,260      3,166       1,867      2,485
                                ---------  ---------   ---------  ---------
    Net income                  $   2,104  $   4,850   $   3,117  $   3,806
                                =========  =========   =========  =========
    Net income per common
     share                      $    0.21  $    0.48   $    0.31  $    0.38
                                =========  =========   =========  =========

    Weighted average number of
     common shares and
     equivalent shares
     outstanding                    9,944     10,000       9,990     10,000
                                =========  =========   =========  =========

             The accompanying notes are an integral part
               of the condensed financial statements.

                        CONGOLEUM CORPORATION
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (Dollars in thousands)
                             (Unaudited)


                              Common Stock                                Minimum
                             par value $0.01   Additional                 Pension
                             ---------------     Paid-in     Retained    Liability   Treasury
                             Class A  Class B    Capital      Deficit    Adjustment    Stock        Total
                             -------  -------   ---------    ---------   ----------  --------     --------
Balance, December 31, 1995   $   47   $   53    $  55,172    $ (31,658)  $  (1,012)              $  22,602
                             =======  =======   =========    =========   ==========               ========

Purchase of treasury stock                                                           $    (49)         (49)

Minimum pension liability
 Adjustment, net of tax
 benefit                                                                      (983)                   (983)

Net income                                                      12,097                              12,097
                             -------  -------   ---------    ---------   ----------  --------    ---------
Balance, December 31, 1996       47       53       55,172      (19,561)     (1,995)       (49)      33,667
                             -------  -------   ---------    ---------   ----------  --------    ---------

Purchase of treasury stock                                                               (801)        (801)

Purchase and retirement of
 Class B Common Stock                     (1)      (1,004)                                          (1,005)

Exercise of stock options                              26                                               26

Net income                                                       3,117                               3,117
                             -------  -------   ---------    ---------   ----------  --------    ---------
Balance, June 30, 1997       $   47   $   52    $  54,194    $ (16,444)  $  (1,995)  $   (850)   $  35,004
                             =======  =======   =========    =========   ==========  ========    =========


             The accompanying notes are an integral part
               of the condensed financial statements.

                        CONGOLEUM CORPORATION

                      STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                         1997        1996
                                                         (In thousands)
Cash flows from operating activities:
  Net income                                          $  3,117    $  3,806
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation                                         4,672       3,849
    Amortization                                           527         513
    Gain on disposal of property, plant and equipment     (196)         --
    Changes in certain assets and liabilities:
       Accounts and notes receivable                    (2,129)     (5,272)
       Inventories                                     (19,223)     (6,020)
       Prepaid expenses and other assets                   807         238
       Accounts payable                                 (4,740)     (2,736)
       Accrued expenses                                  7,543       7,917
       Other liabilities                                   681          45
                                                      --------    --------
  Net cash provided (used) by operating activities      (8,941)      2,340
                                                      --------    --------
  Cash flows from investing activities:
    Capital expenditures                               (10,142)     (4,356)
    Proceeds from sale of property, plant and
     equipment                                             244          --
    Purchase of short-term investments                 (28,800)    (27,500)
    Maturities of short-term investments                21,700          --
                                                      --------    --------
  Net cash used by investing activities                (16,998)    (31,856)
                                                      --------    --------
  Cash flows from financing activities:
    Payments to reduce long-term debt                     (825)         --
    Exercise of stock options                               26          --
    Purchase and retirement of Class B stock            (1,005)         --
    Purchase of treasury stock                            (801)        (49)
                                                      --------    --------
  Net cash used by financing activities                 (2,605)        (49)
                                                      --------    --------
Net decrease in cash and cash equivalents              (28,544)    (29,565)
Cash and cash equivalents:
  Beginning of period                                   30,629      40,103
                                                      --------    --------
  End of period                                       $  2,085    $ 10,538
                                                      ========    ========


             The accompanying notes are an integral part
               of the condensed financial statements.

                        CONGOLEUM CORPORATION

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

          (Dollars in thousands, except per share amounts)


1.   BASIS OF PRESENTATION
--------------------------
      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1996.

2.   INVENTORIES
----------------
      A summary of the major classifications of inventories is as follows:

                                         June 30,     December 31,
                                           1997           1996
                                         --------     ------------
         Finished goods                 $  52,130      $  34,920
         Work-in-process                    6,355          2,089
         Raw materials and supplies         8,188         10,441
                                        ---------      ---------
                                        $  66,673      $  47,450
                                        =========      =========

       If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,357 and $2,027 lower than reported at June 30, 1997 and December 31, 1996, respectively.

3.   EARNINGS PER SHARE
-----------------------
      Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 1997, common stock equivalents have been included in the weighted average number of shares of common stock outstanding and amount to approximately 2,000 and 20,000 shares respectively. For the three and six months ended June 30, 1996, common stock equivalents have not been included in the weighted average number of shares of common stock outstanding since the effect would be antidilutive. For the three month periods ending June 30, 1997 and 1996, there is no difference between primary and fully diluted net income per common share.

      In  February  1997, the Financial Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which simplifies the calculation of earnings per share (EPS) and is effective for both interim and annual periods ending after December 15, 1997. The Statement is not expected to have a material impact on the Company's financial statements.

4.   COMMITMENTS AND CONTINGENCIES
----------------------------------
       The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites, asbestos-related claims and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's currently-owned and previously-owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties and the extent to which any costs may be recoverable from insurance.

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

5.   RECLASSIFICATIONS
----------------------
     For comparison purposes, certain amounts have been reclassified to conform to the current year presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Three and six months ended June 30, 1997 as compared to three and six months ended June 30, 1996.

      Net sales for the second quarter of 1997 were $64.9 million as compared to $74.4 million for the second quarter of 1996, a decrease of $9.5 million or 12.7%. Year-to-date net sales for the first six months of 1997 were $126.0 million, a decrease of $2.5 million or 2.0% from the first six months of 1996. Second quarter net sales in 1997 were negatively affected by weak retail demand. In addition, during the quarter ended June 30, 1997 the Company was in the process of building inventory in preparation for an extended shutdown to refurbish a major production line. As a result, it was limited in its ability to stimulate sales with promotions and specials.

      Gross profit for the second quarter of 1997 was $19.8 million, down $5.3 million from $25.1 million in the second quarter of 1996. Gross profit as a percent of net sales in the second quarter of 1997 was 30.5%, compared to 33.7% in the second quarter of 1996. Year-to-date gross profit for the first six months of 1997 was $38.0 million (30.2% of net sales), down from $39.0 million (30.3% of net sales) in the first six months of 1996. For 1997 second quarter and first half gross profit was lower than the comparable periods in 1996 due to lower net sales, competitive pricing pressures, and higher raw
material   costs,   which  offset  improvements   in   manufacturing
efficiency.

      Selling, general, and administrative costs increased by $0.2 million or 1.3% to $15.8 million in the second quarter of 1997 from $15.6 million in the second quarter of 1996. As a percent of net sales, selling, general, and administrative costs were 24.4% for the second quarter of 1997 and 21.0% for the second quarter of 1996. Year-to-date selling, general and administrative expenses for the first six months of 1997 were $31.1 million (24.7% of net sales), compared to $29.9 million (23.3% of net sales) in the same period last year. The increase in operating expenses is primarily due to increased investment in retail displays.

      Income from operations for the second quarter of 1997 was $4.0 million (6.1% of net sales), compared to $9.4 million (12.7% of net sales) for the second quarter of 1996, a decrease of $5.5 million, or 57.9%. This decline was due to the lower net sales and gross profit margins during the second quarter of 1997. Income from operations for the six months ended June 30, 1997 totaled $7.0 million, $2.1 million lower than the same period in 1996.

      Net income for the second quarter of 1997 was $2.1 million, compared to $4.8 million for the second quarter of 1996, a decrease of $2.7 million, reflecting the lower income from operations, partly offset by higher royalty income and lower interest expense. For the six months ended June 30, 1997, net income was $3.1 million, $0.7 million lower than net income in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Cash and cash equivalents, including short-term investments, declined $21.4 million for the six months ended June 30, 1997, to $26.7 million. Working capital at June 30, 1997 was $58.4 million, down from $62.0 million at December 31, 1996. The ratio of current assets to current liabilities at June 30, 1997 was 2.0 to 1.0, compared to 2.1 to 1.0 at December 31, 1996. The ratio of debt to total capital at June 30, 1997 was .39 to 1.0 compared to .40 to 1.0 at December 31, 1996. Cash used by operations was $8.9 million for the first half of 1997, compared to cash generated from operations of $2.3 million in the first half of 1996.

     In June 1997, the Company shut down its largest production line for a substantial upgrading that is expected to take several months. Inventories at June 30, 1997 were $19.2 million higher than at December 31, 1996, reflecting the additional material produced in preparation for this shutdown. This is the primary reason for the lower cash from operations when compared to the same period last year. The bulk of this additional inventory is expected to be sold by the end of 1997. Capital expenditures were $10.1 million for the first half of 1997, and are expected to continue at that level during the balance of the year, with full year expenditures projected to be $20 million.

      During 1996, the Company's Board of Directors authorized the repurchase of $5 million of the Company's common stock and $10 million of its 9% senior notes. At June 30, 1997, $1.9 million had been expended on stock repurchases and $3.1 million had been expended on note repurchases pursuant to these authorizations.

      The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the financial position of the Company and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

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

          Item 1.   Legal Proceedings:  None

          Item 2.   Changes in Securities:  None

          Item 3.   Defaults Upon Senior Securities:  None

          Item 4.   Submission of Matters to a Vote of Security
                     Holders:

                     At  the Annual Meeting of Stockholders held  on
               May 12, 1997, the following actions were taken:

                     Two  nominees were elected as Class A Directors
               who will hold office until the Annual Meeting of Stockholders in 2000 and until their successors are duly elected and qualify.

               Name                  Votes For  Instructed   Votes Withheld
               ----                  ---------  ----------   --------------

               William M. Marcus     14,829,171     323         202,231
               C. Barnwell Straut    14,829,494      --         202,231

                    The following persons are the other directors of
               the Company whose term of office as a director continued after the meeting:


                       Cyril C. Baldwin, Jr.    Roger S. Marcus
                       John N. Irwin III        Richard G. Marcus
                       Mark N. Kaplan           William M. Marcus

                     An amendment to the Company's 1995 Stock Option
               Plan to increase the number of shares authorized to be issued thereunder from 550,000 to 800,000, an increase of 250,000 shares, was approved.

                Votes For   Votes Against   Abstain   Broker Non-Votes
                ---------   -------------   -------   ----------------

                14,317,738     183,060       29,245        501,682

          Item 5.   Other Information:  None

          Item 6.   Exhibits and Reports on Form 8-K:

                     (a)   Exhibits: 11.  Computation of Per Share Earnings
                                     27.  Financial Data Schedule

                     (b)  Reports on Form 8-K:   None

                        CONGOLEUM CORPORATION

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONGOLEUM CORPORATION
                                               (Registrant)


Date: August 6, 1997                    By: /s/ Howard N. Feist III
                                          -------------------------
                                          Howard N. Feist III
                                          Sr. Vice President - Finance
                                          (Principal Financial &
                                            Accounting Officer)

                            EXHIBIT INDEX


          Exhibit                                      Number
--------------------------------                       ------
Computation of Per Share Earnings                         11

Financial Data Schedule                                   27