Form 10-Q
period 1997-09-30
CONGOLEUM CORP
filed 1997-11-05
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                      or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 29, 1997
    ----------------------------              --------------------------------

       Class A Common Stock                              4,311,800
       Class B Common Stock                              5,255,000

                              CONGOLEUM CORPORATION

                                      Index

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

            Balance Sheets as of September 30, 1997
            (unaudited) and December 31, 1996..............................3

            Statements of Operations for the three and nine months
            ended September 30, 1997 and 1996 (unaudited)..................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 1996 and the nine months ended September 30,
            1997 (unaudited)...............................................5

            Statements of Cash Flows for the nine months
            ended September 30, 1997 and 1996 (unaudited)..................6

            Notes to Unaudited Condensed Financial Statements .............7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................11

Item 2. Changes in Securities.............................................11

Item 3. Defaults Upon Senior Securities...................................11

Item 4. Submission of Matters to a Vote of Security Holders...............11

Item 5. Other Information.................................................11

Item 6. Exhibits and Reports on Form 8-K..................................11

Signatures................................................................12

Exhibit Index.............................................................13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                        September   December 31,
                                                           30,          1996
                                                          1997

                                                       (Unaudited)
                                                         (Dollars in thousands)

ASSETS
Current assets:

   Cash and cash equivalents..........................    $  5,497     $ 30,629
   Short-term investments.............................      14,200       17,500
   Accounts and notes receivable, net.................      21,588       18,886
   Inventories........................................      54,572       47,450
   Prepaid expenses and other current assets..........         715        1,014
   Deferred income taxes..............................       3,077        2,874
                                                          --------     --------
      Total current assets............................      99,649      118,353
Property, plant and equipment, net....................      87,359       78,313
Goodwill, net.........................................      12,359       12,683
Deferred income taxes.................................       3,089        3,068
Other noncurrent assets...............................       7,796        7,381
                                                          --------     --------
      Total assets....................................    $210,252     $219,798
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable...................................    $ 12,855     $ 19,935
   Accrued expenses...................................      33,331       32,828
   Accrued income taxes...............................         672        1,663
   Deferred income taxes..............................       1,773        1,924
                                                          --------     --------
      Total current liabilities.......................      48,631       56,350
Long-term debt........................................      80,925       87,750
Other liabilities.....................................      20,900       19,401
Noncurrent pension liability..........................      12,632       12,381
Accrued postretirement benefit obligation.............      10,249       10,249
                                                          --------     --------
      Total liabilities...............................     173,337      186,131
                                                          --------     --------

STOCKHOLDERS' EQUITY

Preferred  stock,  par value  $0.01 per share;
  1,000,000 shares authorized; none issued
  or outstanding......................................          --           --
Class A common stock, par value $0.01 per share;
  authorized 20,000,000 shares; issued 4,652,000
  and 4,650,000 shares; outstanding 4,557,500 and
  4,645,500 shares as of September  30,  1997 and
  December 31, 1996...................................          47           47
Class B common stock, par value $0.01 per share;
  5,255,000 and 5,350,000 shares authorized, issued
  and outstanding as of September 30, 1997
  and December 31, 1996...............................          52           53
Additional paid-in capital............................      54,194       55,172
Retained deficit......................................     (14,246)     (19,561)
Minimum pension liability adjustment..................      (1,995)      (1,995)
Common stock held in Treasury, at cost; 100,500 shares
  at September 30, 1997 and 4,500 shares at
  December 31, 1996...................................      (1,137)         (49)
                                                          --------     --------
       Total stockholders' equity......................     36,915       33,667
                                                          --------     --------
       Total liabilities and stockholders' equity......   $210,252     $219,798
                                                          ========     ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                                -------------           -------------
                                                1997        1996       1997       1996
                                                   (In thousands, except
                                                    per share amounts)

Net sales ..................................  $ 69,526   $ 71,900   $ 195,518   $ 200,398
Cost of sales ..............................    49,850     47,527     137,796     137,034
Selling, general and administrative expenses    14,677     15,896      45,737      45,797
                                              --------   --------   ---------   ---------
      Income from operations ...............     4,999      8,477      11,985      17,567
Other income (expense):
   Interest income .........................       293        497       1,252       1,186
   Interest expense ........................    (1,610)    (2,044)     (5,209)     (6,126)
   Other income ............................       146        393         958       1,057
   Other expense ...........................      (311)       (64)       (485)       (134)
                                              --------   --------   ---------   ---------
      Income before income taxes ...........     3,517      7,259       8,501      13,550
   Provision for income taxes ..............     1,319      2,867       3,186       5,352
                                              --------   --------   ---------   ---------
      Net income ...........................  $  2,198   $  4,392   $   5,315   $   8,198
                                              ========   ========   =========   =========

      Net income per common share ..........  $   0.22   $   0.44   $    0.54   $    0.82
                                              ========   ========   =========   =========

      Weighted average number of
      common shares and equivalent
      shares outstanding ...................     9,823      9,997       9,934       9,999
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                       Common Stock                             Minimum
                                      par value $0.01    Additional             Pension
                                     ------------------   Paid-in   Retained   Liability  Treasury
                                     Class A    Class B   Capital    Deficit   Adjustment   Stock    Total
                                     -------    -------  ---------- --------   ---------- --------   -----

Balance, December 31, 1995 .......       $47        $53    $55,172   $(31,658)   $(1,012)            $22,602
                                     =======   ========   ========   ========   ========             =======


Purchase of treasury stock .......                                                            $(49)      (49)

Minimum pension liability
   Adjustment, net of  tax benefit                                                  (983)               (983)


Net income .......................                                     12,097                         12,097
                                    --------   --------   --------   --------   --------  --------   -------

Balance, December 31, 1996 .......        47         53     55,172    (19,561)    (1,995)      (49)   33,667
                                    --------   --------   --------   --------   --------  --------   -------

Purchase of treasury stock .......                                                          (1,088)   (1,088)

Purchase and retirement
  of Class B Common Stock ........                   (1)    (1,004)                                   (1,005)

Exercise of stock options ........                              26                                        26

Net income .......................                                      5,315                          5,315
                                    --------   --------   --------   --------   --------  --------   -------

Balance, September 30, 1997 ......       $47        $52    $54,194   $(14,246)   $(1,995)  $(1,137)  $36,915
                                    ========   ========   ========   ========   ========  ========   =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                             --------------------
                                                               1997        1996
                                                                (In thousands)

Cash flows from operating activities:
  Net income ............................................     $5,315      $8,198
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation ........................................      6,828       5,800
    Amortization ........................................        912         769
    Deferred taxes ......................................       (375)
    (Gain) loss on disposal of property, plant
     and equipment ......................................       (196)          7
    Changes in certain assets and liabilities:
      Accounts and notes receivable .....................     (2,702)    (12,065)
      Inventories .......................................     (7,122)        507
      Prepaid expenses and other assets .................        299        (303)
      Accounts payable ..................................     (7,080)     (7,424)
      Accrued expenses ..................................        (12)      6,146
      Other liabilities .................................        750          27
                                                           ---------   ---------
        Net cash  provided (used) by operating activities     (3,383)      1,662
                                                           ---------   ---------
  Cash flows from investing activities:
    Capital expenditures ................................    (16,401)     (9,462)
    Proceeds from sale of property, plant and equipment .        244          --
    Purchase of short-term investments ..................    (43,000)    (35,100)
    Maturities of short-term investments ................     46,300          --
                                                           ---------   ---------
        Net cash used by investing activities ...........    (12,857)    (44,562)
                                                           ---------   ---------
  Cash flows from financing activities:
    Payments to reduce long-term debt ...................     (6,825)         --
    Exercise of stock options ...........................         26          --
    Purchase and retirement of Class B stock ............     (1,005)         --
    Bank checks outstanding less cash in bank ...........         --       2,846
    Purchase of treasury stock ..........................     (1,088)        (49)
                                                           ---------   ---------
        Net cash provided (used) by financing activities      (8,892)      2,797
                                                           ---------   ---------
Net decrease in cash and cash equivalents ...............    (25,132)    (40,103)
Cash and cash equivalents:
  Beginning of period ...................................     30,629      40,103
                                                           ---------   ---------
  End of period .........................................     $5,497   $      --
                                                           =========   =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1996.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                  September 30,    December 31,
                                                      1997             1996
                                                    ---------       -----------

            Finished goods.....................      $40,761         $34,920
            Work-in-process....................        5,717           2,089
            Raw materials and supplies.........        8,094          10,441
                                                    --------         -------
                                                     $54,572         $47,450
                                                     =======         =======

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $451 and $2,027 lower than reported at September 30, 1997 and December 31, 1996, respectively.

3.    Earnings Per Share

      Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 1997, common stock equivalents have been included in the weighted average number of shares of common stock outstanding and amount to approximately 3,000 and 14,000 shares respectively. For the three and nine months ended September 30, 1996, common stock equivalents have not been included in the weighted average number of shares of common stock outstanding since the effect would be antidilutive. For the three and nine month periods ending September 30, 1997 and 1996, there is no difference between primary and fully diluted net income per common share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and nine months ended September 30, 1997 as compared to three and nine months ended September 30, 1996.

      Net sales for the third quarter of 1997 were $69.5 million as compared to $71.9 million for the third quarter of 1996, a decrease of $2.4 million or 3.3%. Year-to-date net sales for the first nine months of 1997 were $195.5 million, a decrease of $4.9 million or 2.4% from the first nine months of 1996. The primary reason for the decline in sales from the third quarter of 1996 to the third quarter of 1997 was the virtual elimination of purchases by Color Tile, Inc., which closed its remaining retail stores in the third quarter of this year. Third quarter net sales in 1997 were also negatively affected by weak retail demand and a promotional pricing environment for the Company's products.

      Gross profit for the third quarter of 1997 was $19.7 million, down $4.7 million from $24.4 million in the third quarter of 1996. Gross profit as a percent of net sales in the third quarter of 1997 was 28.3%, compared to 33.9% in the third quarter of 1996. Year-to-date gross profit for the first nine months of 1997 was $57.7 million (29.5% of net sales), down from $63.4 million (31.6% of net sales) in the first nine months of 1996. Third quarter and nine month year-to-date 1997 gross profits were lower than the comparable periods in 1996 due to lower sales, promotional pricing pressures, higher raw material costs, and the disruptive effect of rebuilding the Company's largest production line during the summer of 1997.

      Selling, general, and administrative costs decreased by $1.2 million or 7.7% to $14.7 million in the third quarter of 1997 from $15.9 million in the third quarter of 1996. As a percent of net sales, selling, general, and administrative costs were 21.1% for the third quarter of 1997 and 22.1% for the third quarter of 1996. Year-to-date selling, general and administrative expenses for the first nine months of 1997 were $45.7 million (23.4% of net sales), compared to $45.8 million (22.9% of net sales) in the same period last year. The decline in operating expenses from the third quarter of 1996 to the third quarter of 1997 is due to the lower sales level and cost reductions initiated as a result thereof. For the nine months ended September 30, 1997 reductions in operating expenses from the same period in 1996 have been largely offset by increased spending on retail displays.

      Income from operations for the third quarter of 1997 was $5.0 million (7.2% of net sales), compared to $8.5 million (11.8% of net sales) for the third quarter of 1996, a decrease of $3.5 million, or 41.0%. This decline was due to the lower net sales and gross profit margins during the third quarter of 1997. Income from operations for the nine months ended September 30, 1997 totaled $12.0 million, $5.6 million lower than the same period in 1996.

      Net income for the third quarter of 1997 was $2.2 million, compared to $4.4 million for the third quarter of 1996, a decrease of $2.2 million, reflecting the lower income from operations and an increase in other expenses for accelerated amortization of debt issuance costs as a result of debt repurchases. For the nine months ended September 30, 1997, net income was $5.3 million, $2.9 million lower than net income in the first nine months of 1996.

Liquidity and Capital Resources

      Cash and cash equivalents, including short-term investments, declined $28.4 million for the nine months ended September 30, 1997, to $19.7 million. Working capital at September 30, 1997 was $51.0 million, down from $62.0 million at December 31, 1996. The ratio of current assets to current liabilities at September 30, 1997 was 2.0 to 1.0, compared to 2.1 to 1.0 at December 31, 1996. The ratio of debt to total capital at September 30, 1997 was .38 to 1.0 compared to .40 to 1.0 at December 31, 1996. Cash used by operations was $3.4 million for the first nine months of 1997, compared to cash generated from operations of $1.7 million in the first nine months of 1996.

      Capital expenditures were $16.4 million for the first nine months of 1997, and are expected to continue at that rate during the balance of the year, with full year expenditures projected to be $20 million in 1997 and 1998.

      The Company's Board of Directors has authorized the repurchase of $5 million of the Company's common stock and $20 million of its 9% senior notes. At September 30, 1997, $3.6 million had been expended on stock repurchases and $9.1 million had been expended on note repurchases pursuant to these authorizations.

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

                                        CONGOLEUM CORPORATION
                                             (Registrant)

Date: November 3, 1997                  By:  /s/  Howard N. Feist III
                                             ------------------------
                                               Howard N. Feist III
                                               Sr. Vice President - Finance
                                               (Principal Financial &
                                               Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                           Number
-------                                                           ------

Computation of Per Share Earnings                                    11

Financial Data Schedule                                              27

                                                                      EXHIBIT 11

                              Congoleum Corporation
                     Computation of Income Per Common Share
                (Amounts in thousands, except earnings per share)

                                                         Three Months Ended  Nine Months Ended
                                                           September 30,       September 30,

Primary Earnings Per Common Share:                         1997     1996      1997     1996
----------------------------------                        ------   ------     ------   ------

Income per common and common equivalent share              $2,198   $4,392    $5,315   $8,198
                                                           ======   ======    ======   ======

Weighted average common shares outstanding                  9,820    9,995     9,920    9,998

Effect of assumed exercise of dilutive stock options (1)        3        2        14        1
                                                           ------   ------    ------   ------

Weighted average common and common equivalent shares        9,823    9,997     9,934    9,999

Income per common and common equivalent share               $0.22    $0.44     $0.54    $0.82
                                                           ======   ======    ======   ======

Fully Diluted Earnings Per Common Share:

Income per common and common equivalent share              $2,198   $4,392    $5,315   $8,198
                                                           ======   ======    ======   ======

Weighted average common shares outstanding                  9,820    9,995     9,920    9,998

Effect of assumed exercise of dilutive stock options (1)        3        4        14        1
                                                           ------   ------    ------   ------

Weighted average common and common equivalent shares        9,823    9,999     9,934    9,999
                                                           ======   ======    ======   ======

Income per common and common equivalent share               $0.22    $0.44     $0.54    $0.82
                                                           ======   ======    ======   ======

(1)   Computed based on the treasury stock method.