Form 10-K
period 1997-12-31
CONGOLEUM CORP
filed 1998-03-24
CIK 23341

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

      For the fiscal year ended December 31, 1997

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
      Title of each class                              which registered
      -------------------                              ----------------

Class A Common Stock, par value $.01 per share    New York Stock Exchange, Inc.

        Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 3, 1998, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $43.4 million based on the closing price ($10.19 per share) on the New York Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant and, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 3, 1998, an aggregate of 4,282,800 shares of Class A Common Stock and an aggregate of 4,755,000 shares of Class B Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

      Part II. Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997

      Part III. Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1998

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) increases in raw material prices, (ii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iii) unfavorable developments in the national economy or in the housing industry in general, (iv) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors and (v) the future cost and timing of payments associated with environmental, product and general liability claims.

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

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt or a vinyl (for perimeter installed products) backing, printing a design on the gel, applying a wearlayer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a high-gloss coating. The Company also produces through-chip inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wearlayer and a urethane coating in some cases. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wearlayers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors.

Raw Materials

      The principal raw materials used in the manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. Most of these raw materials are purchased from multiple sources. The Company has had no difficulty in obtaining its requirements for these materials, although significant price increases in certain materials have been experienced at times.

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

      The Company also believes that patents and know-how play an important role in maintaining competitive position. In particular, the Company utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Distribution

      The Company currently sells its products through approximately 35 distributors providing approximately 100 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 1997, the backlog of unshipped orders was $7.5 million, compared to $12.3 million at December 31, 1996.

      The Company considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although the Company has more than one distributor in many of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 1997, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Southwest and on the West Coast, LD Brinkman & Co.

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

Competition

      The market for the Company's products is highly competitive. Resilient sheet and tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile. In residential applications, both tile and sheet products are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Carpeting is used primarily in bedrooms, family rooms, and living rooms. Hardwood flooring and melamine laminate are used primarily in family rooms, foyers, and kitchens. Commercial grade resilient flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. The Company believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both tile and sheet resilient flooring are easy to replace for repair and redecoration and, in the Company's view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

      The Company encounters competition from domestic and, to a much lesser extent foreign manufacturers. Certain of the Company's competitors, including Armstrong in the resilient category, have substantially greater financial and other resources than the Company.

Research and Development

      The Company's research and development efforts concentrate on new product development, trying to increase product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 1997 were $3.7 million, compared to $4.6 million and $3.7 million for the years ended December 31, 1996 and 1995.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed at the time of Hillside's acquisition of the Company in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be material. In connection with the Acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and the Company agreed to be financially responsible for any cleanup measures required. In 1997, the Company incurred capital expenditures of approximately $1.1 million for environmental compliance and control facilities.

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

Employees

      At December 31, 1997, the Company employed a total of 1,234 personnel compared to 1,332 employees at December 31, 1996.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 685 of the Company's employees. The Trenton tile plant has a three-year collective bargaining agreement which expires in May 1998. The Marcus Hook plant has a three-year collective bargaining agreement which expires in November 1998. The Trenton sheet plant has a five-year collective bargaining agreement which expires in February 2001. The Finksburg plant has no union affiliation. In the past five years, there have been no significant strikes by employees at the Company and the Company believes that its employee relations are satisfactory.

Executive Officers of the Registrant

      The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 1998.

Roger S. Marcus (Age 52)

Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since March 1993, and Chairman since December 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 50)

Richard G. Marcus has been Vice Chairman of the Company since December 1994, and a Director since March 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief Operating Officer (since 1992) of American Biltrite.

Robert N. Agate (Age 53)

Robert N. Agate has been Senior Vice President - Manufacturing of the Company since March 1993. Prior thereto, he was Vice President of Manufacturing of the Tile Division of American Biltrite (since 1981).

Howard N. Feist III (Age 41)

Howard N. Feist III has been Senior Vice President - Finance and Secretary of the Company since March 1993. Prior thereto, he had served as Vice President - Finance and Secretary of the Company since 1988.

Dennis P. Jarosz (Age 52)

Dennis P. Jarosz has been Senior Vice President - Marketing since July 1995. Prior thereto, he had served as Vice President - Marketing since March 1993 and Vice President - Sales & Marketing of the Tile Division of American Biltrite (since 1986).

Anthony C. Prestipino (Age 50)

Anthony C. Prestipino has been Senior Vice President - Sales of the Company since November 1995. Prior thereto, he was Vice President - Sales & Marketing for commercial products of the Karastan Bigelow Division of Mohawk Industries and Fieldcrest Cannon (since 1989).

Peter J. Rohrbacher (Age 46)

Peter J. Rohrbacher has been Senior Vice President - Research and Engineering of the Company since May 1997. Prior thereto, he had served as Senior Vice President - Engineering (since September 1993), Vice President - Coatings of the Company (since March 1993), and Vice President - Research & Development of the Tile Division of American Biltrite (since 1988).

Thomas A. Sciortino (Age 51)

Thomas A. Sciortino has been Senior Vice President - Administration of the Company since March 1993. Prior thereto, he was Vice President - Finance of the Tile Division of American Biltrite (since 1982).

Merrill M. Smith (Age 72)

Merrill M. Smith has been Senior Vice President - Technology of the Company since March 1993. Prior thereto, he was Vice President - Technology of American Biltrite (since 1985).

Item 2.  PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, where it has a lease expiring in 2000, which are described below:

    Location                 Owned/Leased     Usage              Square Feet
    --------                 ------------     -----              -----------

    Finksburg, MD            Owned            Felt                   107,000
    Marcus Hook, PA          Owned            Sheet Flooring       1,000,000
    Trenton, NJ              Owned            Sheet Flooring       1,050,000
    Trenton, NJ              Owned            Tile Flooring          282,000
    Mercerville, NJ          Leased           Corporate Offices       33,594

       The Finksburg facility consists primarily of a 16-foot wide felt production line.

       The Marcus Hook facility is capable of manufacturing rotogravure printed sheet flooring in widths of up to 16 feet. Major production lines at this facility include a 12-foot wide oven, two 16-foot wide ovens, a 12-foot wide printing press and a 16-foot wide printing press.

       The Trenton sheet facility is capable of manufacturing rotogravure printed and through-chip inlaid sheet products in widths up to 6 feet. Major production lines, all six-foot wide, include an oven, a rotary laminating line and a press. The examination, packing and warehousing of all sheet products (except products for the manufactured housing segment) occur at the Trenton plant distribution center.

       The Trenton tile facility consists of three major production lines, a four foot wide commercial tile line, a two-foot wide residential tile line and a one-foot wide residential tile line.

       Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 75% of the hours available on a five-day, three-shift basis in 1997, with the corresponding figure for individual production lines ranging from 25% to 115%.

       Although many of the Company's manufacturing facilities have been substantially depreciated, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company increased capital spending in 1997 to accelerate improvements to its manufacturing facilities and equipment, including the refurbishment of an oven line at its Marcus Hook facility. The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3.  LEGAL PROCEEDINGS

As of December 31, 1997 the Company was named as defendant, together in most cases with numerous other companies, in approximately 654 currently pending lawsuits (including worker's compensation cases) involving approximately 6,455 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases, as well as similar cases in the past which have been settled or dismissed, allege that they or the individuals they represent have contracted asbestosis, pleural thickenings, mesothelioma, cancer or other lung disease as a result of exposure to asbestos in the course of their activities as plumbers, carpenters, floor installers, machinists, or in other capacities, either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the worker's compensation cases, as employees of the Company or the Tile Division) and that included among such products which caused their diseases were sheet products provided by the Company or resilient tile provided by the Tile Division, or both. The Company discontinued the manufacture of asbestos-containing sheet products in 1983, and the Tile Division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless the asbestos becomes airborne. All of the asbestos in asbestos-containing sheet and tile products sold by the Company or the Tile Division was fully bonded or encapsulated during the manufacturing process. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that allow the asbestos fibers to become airborne. Although there can be no assurance, the Company believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to the Company's asbestos-containing resilient products will not have a material adverse effect in the aggregate on the financial position of the Company. In one of these cases tried before a jury in Superior Court of California in Los Angeles held in May and June 1997, the Company and another defendant were found liable for $3.2 million in damages, subject to proportional liability under California law. The jury found that the Company was liable for only 25% of the plaintiff's non-economic damages but as a result of post-verdict motions the trial judge purportedly granted plaintiffs' motion for judgment notwithstanding the verdict and held that California Proposition 51 (establishing proportionate liability for non-economic damages) did not apply in this case. The Company and the other defendant have appealed this decision. The Company's insurance carrier has paid for the defense costs incurred and has indicated that it would be responsible for paying the ultimate judgment in the case, subject to certain limitations.

Together with a large number (in most cases, hundreds) of other companies, the Company is named as a "Potentially Responsible Party" ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In four instances, although not named as a PRP, the Company has received a "Request for Information." These pending proceedings currently relate to ten waste disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste disposal sites. Although there can be no assurances, the Company anticipates that these proceedings will be resolved over a period of years for amounts (including legal fees and other defense costs) which the Company believes based on current estimates of liability and, in part, on insurance coverage agreements, will not have a material adverse effect on the financial position of the Company.

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

In connection with the Chapter 11 cases of Color Tile, Inc. and certain affiliated companies which were commenced on January 24, 1996 and remain pending in the United States Bankruptcy Court for the District of Delaware, the unsecured creditors' committee of Color Tile commenced an adversary proceeding against the Company in January 1998 seeking the avoidance and recovery of certain payments aggregating $2.6 million made to the Company as allegedly voidable preferential and postpetition transfers under the Bankruptcy Code and the turnover of $150,000 constituting an alleged deposit of Color Tile with the Company. The Company has not yet answered the complaint but disputes the allegations made and intends to vigorously defend its position.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

 The information required by this item is incorporated by reference to all information under the caption "Market Information" on page 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).


Item 6. SELECTED FINANCIAL DATA

 The information required by this item is incorporated by reference to all information under the heading "Selected Financial Data" on page 6 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (included as Exhibit 13.1 to this Annual Report on Form 10-K).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

 The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).


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

Item 10.    DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT

Item 11.    EXECUTIVE COMPENSATION

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by these Items (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1998.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K

    (a)(1) The following financial statements of the Company and the report of independent auditors are incorporated herein by reference to pages 10 to 24 in the Company's Annual Report to Shareholders for the year ended December 31, 1997 (included as Exhibit 13.1 to this Annual Report on Form 10-K).

                                                                           Page Number
                                                                           -----------

        Report of Independent Auditors                                          24
        Balance Sheets as of December 31, 1997 and December 31, 1996            10
        Statements of Operations for the years ended December 31, 1997,
            1996 and 1995                                                       11
        Statements of Changes in Stockholders' Equity for the years ended
            December 31, 1997, 1996 and 1995                                    12
        Statements of Cash Flows for the years ended December 31, 1997,
            1996 and 1995                                                       13
        Notes to Financial Statements                                           14
        Supplementary Data
              Quarterly Financial Data (Unaudited)                              23

    (2) The following financial statement schedule is included in this report on Form 10-K:

                                                                     Page Number
                                                                     -----------

           Schedule II - Valuation and Qualifying Accounts                21

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

      3.2    Amended and Restated Bylaws of the Company.

  Exhibit
   Number                                    Exhibit
   ------                                    -------

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

  10.12.1 First Amendment, dated February 8, 1995, to the Stockholders Agreement, by and among Hillside, American Biltrite and the Company.

    10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.

  10.13.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.

  10.13.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.

  10.13.3 Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.

    10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.

  10.14.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company

    10.15 Tax Sharing and Indemnification Agreement, dated as of March 11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.

  10.15.1 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.

  Exhibit
   Number                                    Exhibit
   ------                                    -------

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

    10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").

    10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.

    10.22 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.

    10.23    Form of 1995 Stock Option Plan.

  10.23.1    Form of Amendment to 1995 Stock Option Plan.

    10.24 License Agreement, dated as of September 20, 1995 between Congoleum Intellectual Properties, Inc. and the Company.

       11    Statement re: Computation of Per Share Earnings.

     13.1 Pages 6 through 25 of the Congoleum Annual Report to Shareholders for the year ended December 31, 1997.

     21.1    Subsidiaries of the Company.

     23.1    Consent of Ernst & Young LLP.

     23.2    Consent of Coopers & Lybrand L.L.P.

     23.3    Opinion of Coopers & Lybrand L.L.P.

     27.0    Financial Data Schedule

      (b)    Reports on Form 8-K.

                  None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1998.

                                    CONGOLEUM CORPORATION

                                    By:  /s/
                                         ---------------------------------------
                                    Roger S. Marcus
                                    President, Chairman & Chief Executive
                                    Officer
                                    (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                               Date
---------                   -----                                               ----

/s/                         President, Chairman, Chief Executive Officer    March 24, 1998
------------------------    and Director (Principal Executive Officer)
Roger S. Marcus

/s/                         Senior Vice President - Finance                 March 24, 1998
------------------------    (Principal Financial and Accounting Officer)
Howard N. Feist

/s/                         Director                                        March 24, 1998
------------------------
Richard G. Marcus

/s/                         Director                                        March 24, 1998
------------------------
William M. Marcus

/s/                         Director                                        March 24, 1998
------------------------
John N. Irwin III

/s/                         Director                                        March 24, 1998
------------------------
Cyril C. Baldwin, Jr.

/s/                         Director                                        March 24, 1998
------------------------
David N. Hurwitz

/s/                         Director                                        March 24, 1998
------------------------
Mark N. Kaplan

/s/                         Director                                        March 24, 1998
------------------------
C. Barnwell Straut

                                INDEX TO EXHIBITS


      Exhibit
       Number                                   Exhibit
       ------                                   -------

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

       ***4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.

       **10.1    The CIT Financing Agreement (see Exhibit 4.1).

       **10.2    First Amendment to the CIT Financing Agreement (see Exhibit
                 4.2).

       **10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital and American Biltrite.

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

    ***10.12.1   First Amendment, dated February 8, 1995, to the Stockholders
                 Agreement, by and among Hillside, American Biltrite and the Company.

      **10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.

    ***10.13.1   First Amendment, dated February 8, 1995, to Personal Services
                 Agreement, by and between American Biltrite and the Company.

      10.13.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.

      10.13.3 Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.

      Exhibit
       Number                                   Exhibit
       ------                                   -------

      **10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.

      10.14.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company

      **10.15 Tax Sharing and Indemnification Agreement, dated as of March 11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.

      10.15.1 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.

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

******10.23.1    Form of Amendment to 1995 Stock Option Plan.

    ****10.24    License Agreement, dated as of September 20, 1995 between
                 Congoleum Intellectual Properties, Inc. and the Company.

           11    Statement re: Computation of Per Share Earnings.

         13.1 Pages 6 through 25 of the Congoleum Annual Report to Shareholders for the year ended December 31, 1997.

     ****21.1    Subsidiaries of the Company.

         23.1    Consent of Ernst & Young LLP.

         23.2    Consent of Coopers & Lybrand L.L.P.

         23.3    Opinion of Coopers & Lybrand L.L.P.

         27.0    Financial Data Schedule.

-------------
** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994).
*** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995.

**** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
***** Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
****** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended
       December 31, 1996

                                                                     SCHEDULE II
                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                     -------

                                                             Additions
                                                     ------------------------
                                       Balance at      Charged                                      Balance
                                       Beginning      to Costs/        Other                        at end
                                       of Period     Expenses (a)     Changes    Deductions (b)    of Period
                                       ---------     ------------     -------    --------------    ---------

Year ended December 31, 1997:
   Allowance for doubtful
       accounts and cash
       discounts                        $(3,406)      $    --        $   33 (c)    $   79           $(3,294)

Year ended December 31, 1996:
   Allowance for doubtful
       accounts and cash
       discounts                        $(5,095)      $  (600)       $   --        $2,289           $(3,406)

Year ended December 31, 1995:
   Allowance for doubtful
       accounts and cash
       discounts                        $(5,213)      $(2,800)       $  (55)(d)    $2,973           $(5,095)

(a)   Uncollectible accounts charged to bad debt expense.
(b)   Balances written-off, net of recoveries.
(c) Represents reduction of the allowance for doubtful accounts and cash discounts.
(d) Represents increase of the allowance for doubtful accounts and cash discounts.