Form 10-Q
period 1998-03-31
CONGOLEUM CORP
filed 1998-05-15
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at April 30, 1998
    ----------------------------              --------------------------------

       Class A Common Stock                              4,282,800
       Class B Common Stock                              4,755,000

                              CONGOLEUM CORPORATION

                                      Index

                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets as of March 31, 1998
            (unaudited) and December 31, 1997..............................3

            Statements of Operations for the three months
            ended March 31, 1998 and 1997 (unaudited)......................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 1997 and the three months ended March 31,
            1998 (unaudited)...............................................5

            Statements of Cash Flows for the three months
            ended March 31, 1998 and 1997 (unaudited)......................6

            Notes to Unaudited Condensed Financial Statements .............7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................12

Item 2.     Changes in Securities.........................................12

Item 3.     Defaults Upon Senior Securities...............................12

Item 4.     Submission of Matters to a Vote of Security Holders...........12

Item 5.     Other Information.............................................12

Item 6.     Exhibits and Reports on Form 8-K..............................12

Signatures ...............................................................13

Exhibit Index.............................................................14

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                        March 31,     December 31,
                                                                          1998            1997
                                                                      (Unaudited)
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents...................................          $3,675         $11,069
    Short-term investments......................................           9,200           7,900
    Accounts and notes receivable, net..........................          25,110          14,512
    Inventories.................................................          47,137          44,434
    Prepaid expenses and other current assets...................           1,469           2,965
    Deferred income taxes.......................................           3,041           3,041
                                                                        --------      ----------
       Total current assets.....................................          89,632          83,921
Property, plant and equipment, net..............................          87,814          88,401
Goodwill, net...................................................          12,143          12,251
Deferred income taxes...........................................           2,636           2,636
Other noncurrent assets.........................................           9,243           9,372
                                                                        --------      ----------
       Total assets.............................................        $201,468        $196,581
                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................          15,864          13,440
    Accrued expenses............................................          30,574          28,793
    Accrued income taxes........................................           1,155             918
    Deferred income taxes.......................................           1,752           1,752
                                                                        --------        --------
       Total current liabilities................................          49,345          44,903
Long-term debt..................................................          76,594          76,594
Other liabilities...............................................          22,520          22,305
Noncurrent pension liability....................................          10,873          11,038
Accrued postretirement benefit obligation.......................           9,926           9,958
                                                                        --------       ---------
       Total liabilities........................................         169,258         164,798
                                                                         -------         -------

STOCKHOLDERS' EQUITY
Class  A  common  stock,  par  value  $0.01  per  share;
    20,000,000 shares authorized; 4,652,000 shares issued;
    4,282,800 shares  outstanding  as of March 31, 1998 and
    December 31, 1997, respectively.............................              47              47
Class B common stock, par value $0.01 per share; 4,755,000
    shares authorized, issued and outstanding as of March 31,
    1998 and December 31, 1997, respectively....................              47              47
Additional paid-in capital......................................          49,574          49,574
Retained deficit................................................         (12,393)        (12,820)
Minimum pension liability adjustment............................          (1,122)         (1,122)
Common stock held in Treasury,  at cost; 375,200 shares at
    March 31, 1998 and December 31, 1997, respectively..........          (3,943)         (3,943)
                                                                       ---------      ----------
       Total stockholders' equity...............................          32,210          31,783
                                                                        --------       ---------
       Total liabilities and stockholders' equity...............        $201,468        $196,581
                                                                        ========        ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                              1998             1997
                                                                              (In thousands, except
                                                                                per share amounts)
Net sales...........................................................         $63,875          $61,083
Cost of sales.......................................................          46,518           42,842
Selling, general and administrative expenses........................          15,224           15,217
                                                                            --------         --------
       Income from operations.......................................           2,133            3,024
Other income (expense):
    Interest income.................................................             178              505
    Interest expense................................................          (1,675)          (1,983)
    Other income....................................................              95              141
    Other expense...................................................             (59)             (67)
                                                                            --------         --------
       Income before income taxes...................................             672            1,620
    Provision (benefit) for income taxes............................             245              607
                                                                            --------         --------
       Net income...................................................         $   427          $ 1,013
                                                                            ========         ========

       Net income per common share, basic and diluted...............         $  0.05          $  0.10
                                                                            ========         ========

       Weighted average number of common and
            equivalent shares outstanding...........................           9,039           10,035
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Accumulated
                                                                                   Other
                                   Common Stock       Additional               Comprehensive
                                 par value $0.01       Paid-in     Retained    Income/(Loss)       Treasury
                               Class A     Class B     Capital      Deficit      Adjustment*         Stock         Total
                               -------     -------     -------      -------      -----------         -----         -----

Balance, December 31, 1996....$      47   $      53   $  55,172    $(19,561)     $    (1,995)      $     (49)     $33,667
                              =========   =========   =========    ========      ===========       =========      =======

Purchase of treasury stock....                                                                        (3,894)      (3,894)

Purchase and retirement of
    Class B Common Stock......                   (6)     (5,624)                                                   (5,630)

Exercise of stock options.....                               26                                                        26

Minimum pension liability                                                                873                          873
    Adjustment, net of tax

Net income....................                                        6,741                                         6,741
                              ---------   ---------   ---------    --------      -----------       ---------      -------

Balance, December 31, 1997....       47          47      49,574     (12,820)          (1,122)         (3,943)      31,783
                              ---------   ---------   ---------    --------      -----------       ---------      -------

Purchase of treasury stock....

Purchase and retirement of
    Class B Common Stock......

Exercise of stock options.....

Minimum pension liability
    Adjustment, net of tax

Net income....................                                          427                                           427
                              ---------   ---------   ---------    --------      -----------       ---------      -------
Balance, March 31, 1998.......      $47         $47     $49,574    $(12,393)         $(1,122)        $(3,943)     $32,210
                              =========   =========   =========    ========      ===========       =========      =======

* Entire amount relates to minimum pension liability adjustment.

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                                CONGOLEUM CORPORATION

                                              STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          -----------------------------
                                                                                              1998              1997
                                                                                                  (In thousands)
Cash flows from operating activities:
     Net income....................................................................          $  427            $1,013
     Adjustments to reconcile net income to net cash (used)
        by operating activities:
         Depreciation..............................................................           2,419             2,337
         Amortization and write-off of deferred refinancing fees...................             237               266
         Changes in certain assets and liabilities:
              Accounts and notes receivable........................................         (10,598)           (6,224)
              Inventories..........................................................          (2,703)           (8,037)
              Prepaid expenses and other current assets............................           1,496             1,118
              Accounts payable.....................................................           2,424            (2,165)
              Accrued expenses.....................................................           2,018             2,463
              Other liabilities....................................................              18               470
                                                                                          ---------         ---------
                   Net cash used by operating activities...........................          (4,262)           (8,759)
                                                                                          ---------         ---------
     Cash flows from investing activities:
         Capital expenditures......................................................          (1,832)           (2,822)
         Purchase of short-term investments........................................          (9,200)          (18,100)
         Maturities of short-term investments......................................           7,900             8,900
                                                                                          ---------         ---------
                   Net cash used by investing activities...........................          (3,132)          (12,022)
                                                                                          ---------         ---------
     Cash flows from financing activities:
         Payments to reduce long-term debt.........................................              --              (550)
         Exercise of stock options.................................................              --                26
         Purchase of treasury stock................................................              --                (9)
                                                                                          ---------         ---------
                   Net cash used by financing activities...........................              --              (533)
                                                                                          ---------         ---------
Net decrease in cash and cash equivalents..........................................          (7,394)          (21,314)
Cash and cash equivalents:
     Beginning of period...........................................................          11,069            30,629
                                                                                          ---------         ---------
     End of period ................................................................        $  3,675          $  9,315
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

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1997.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                    March 31,      December 31,
                                                      1998             1997
                                                    ---------      -----------

            Finished goods.....................      $36,190         $34,914
            Work-in-process....................        4,458           3,160
            Raw materials and supplies.........        6,489           6,360
                                                     -------         -------
                                                     $47,137         $44,434
                                                     =======         =======

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,322 and $340 lower than reported at March 31, 1998 and December 31, 1997, respectively.

3.    Income Per Share

      Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and fully diluted net income per common share for the three month periods ending March 31, 1998 and 1997.

4.    Commitments and Contingencies

      The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites, asbestos-related claims, and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.

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

5.    Reclassifications

      For comparative purposes, certain amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1998 as compared to three months ended March 31, 1997.

      Net sales for the first quarter of 1998 were $63.9 million as compared to $61.1 million for the first quarter of 1997, an increase of 2.8 million or 4.6%. This increase was due to greater shipments to mass merchandise retailers and to the Company's manufactured housing industry distributor, which was reducing its inventory in the first quarter of 1997.

      Gross profit for the first quarter of 1998 was $17.3 million compared to $18.2 million for the first quarter of 1997, a decrease of $0.9 million. As a percent of sales, gross profit was 27.2% in the first quarter of 1998, as compared to 29.9% in the first quarter of 1997. The decrease in gross profits and gross profit margins was due to a less profitable sales mix, declines in selling prices of certain products, and lower production volumes, which offset improvements in manufacturing efficiency.

      Selling, general, and administrative expenses were $15.2 million in both the first quarter of 1998 and the first quarter of 1997. As a percentage of sales, selling, general, and administrative expenses were 23.8% for the first quarter of 1998, down from 24.9% for the first quarter of 1997. Increase in sales-related expenses were offset by reductions in other expenses, primarily as a result of lower headcount.

      Income from operations for the first quarter of 1998 was $2.1 million (3.3% of net sales), compared to $3.0 million for the first quarter of 1997, a decrease of $0.9 million. The decrease resulted from the decline in gross profit margins, which offset the increased sales volume.

      Net income for the first quarter of 1998 was $0.4 million, compared to $1.0 million for the first quarter of 1997, a decrease of $0.6 million.

Liquidity and Capital Resources

      Cash and cash equivalents, including short-term investments, declined $6.1 million for the three months ended March 31, 1998, to $12.9 million. Working capital at March 31, 1998 was $40.3 million, up from 39.0 million at December 31, 1997. The ratio of current assets to current liabilities at March 31, 1998 was 1.8 compared to 1.9 at December 31, 1997. The ratio of debt to total capital at March 31, 1998 was .38 compared to .39 at December 31, 1997. Cash used by operations was $4.2 million for the first quarter of 1998, compared to $8.8 million in the first quarter of 1997.

      Capital expenditures were $1.8 million for the first quarter of 1998, but are expected to increase during the balance of the year. Total 1998 capital spending is projected to be approximately $18.0 to $20.0 million.

      In 1996, the Company's Board of Directors approved a plan to repurchase up to $5.0 million (increased to $10.0 million in 1997) of the Company's common stock (Class A and Class B shares) and up to $10.0 million of its 9% Senior Notes (increased to $20.0 million in 1997). At March 31, 1998, $9.6 million had been expended on stock purchases and $13.4 million had been expended on note repurchases pursuant to these authorizations.

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

      The Company has completed an assessment of the steps it believes will be necessary for its existing and planned data processing systems to operate properly when confronted with dates beginning in the year 2000. A plan has been developed which identifies the systems affected and the steps that will be required to assure year 2000 compliance. The Company's existing plans to improve operations by replacing or upgrading systems in the ordinary course of business during 1998 and 1999 will have the additional benefit of providing year 2000 compliance in many instances. The resources required to make the remaining systems compliant have been estimated, and are being provided by a combination of existing employees and outside contractors. The Company has retained or believes it will be able to retain the necessary employees and outside resources to accomplish this, and that the cost to achieve compliance will not be material to the Company's financial position, liquidity or results of operations. However, if any governmental agencies, key customers or key suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact the Company's results of operations.

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


                                    CONGOLEUM CORPORATION
                                         (Registrant)

Date: May 15, 1998                  By: /s/
                                           ------------------------------
                                             (signature)

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