Form 10-Q
period 1998-06-30
CONGOLEUM CORP
filed 1998-08-13
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at June 30, 1998
    ----------------------------    --------------------------------------------

        Class A Common Stock                        4,282,800
        Class B Common Stock                        4,755,000

                              CONGOLEUM CORPORATION

                                      Index

                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997...........................................................3

                  Statements of Operations for the three and six months
                  ended June 30, 1998 and 1997 (unaudited)....................................................4

                  Statements of Changes in Stockholders' Equity for the year ended December 31, 1997 and the six months ended June 30,
                  1998 (unaudited)............................................................................5

                  Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1997 (unaudited)....................................................6

                  Notes to Unaudited Condensed Financial Statements ..........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................. 10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings 13

Item 2.  Changes in Securities...............................................................................13

Item 3.  Defaults Upon Senior Securities.....................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................................................13

Item 5.  Other Information 13

Item 6.  Exhibits and Reports on Form 8-K....................................................................13

Signature       .............................................................................................14

Exhibit Index ...............................................................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                                           June 30,          December 31,
                                                                                             1998                1997
                                                                                             ----                ----
                                                                                         (Unaudited)
                                                                                           (Dollars in thousands)
ASSETS
Current assets:
     Cash and cash equivalents................................................             $13,135             $11,069
     Short-term investments...................................................              10,100               7,900
     Accounts and notes receivable, net.......................................              25,944              14,512
     Inventories..............................................................              49,341              44,434
     Prepaid expenses and other current assets................................               1,086               2,965
     Deferred income taxes....................................................               3,041               3,041
                                                                                          --------            --------
         Total current assets.................................................             102,647              83,921
Property, plant and equipment, net............................................              87,309              88,401
Goodwill, net.................................................................              12,035              12,251
Deferred income taxes.........................................................               2,636               2,636
Other noncurrent assets.......................................................               9,129               9,372
                                                                                          --------            --------
         Total assets.........................................................            $213,756            $196,581
                                                                                          ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................              17,255              13,440
     Accrued expenses.........................................................              38,225              28,793
     Accrued income taxes.....................................................               2,370                 918
     Deferred income taxes....................................................               1,752               1,752
                                                                                           -------             -------
         Total current liabilities............................................              59,602              44,903
Long-term debt................................................................              76,594              76,594
Other liabilities.............................................................              22,132              22,305
Noncurrent pension liability..................................................              10,671              11,038
Accrued postretirement benefit obligation.....................................               9,902               9,958
                                                                                           -------             -------
         Total liabilities....................................................             178,901             164,798
                                                                                           -------             -------

STOCKHOLDERS' EQUITY
ClassA common stock, par value $0.01 per share; 20,000,000
     shares authorized; 4,652,000 shares issued; 4,282,800
     shares outstanding as of June 30, 1998 and December 31, 1997,
     respectively.............................................................                  47                  47
Class B common stock, par value $0.01 per share; 4,755,000 shares authorized, issued and outstanding as of June 30, 1998 and
     December 31, 1997, respectively..........................................                  47                  47
Additional paid-in capital....................................................              49,574              49,574
Retained deficit..............................................................              (9,748)            (12,820)
Minimum pension liability adjustment..........................................              (1,122)             (1,122)
Common stock held in Treasury, at cost; 375,200 shares at June 30, 1998
     and December 31, 1997, respectively......................................              (3,943)             (3,943)
                                                                                          --------            --------
         Total stockholders' equity...........................................              34,855              31,783
                                                                                          --------            --------
         Total liabilities and stockholders' equity...........................            $213,756            $196,581
                                                                                          ========            ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                           June 30,
                                                                ----------------------               ------------------
                                                                1998              1997               1998          1997
                                                                               (In thousands, except
                                                                                 per share amounts)

Net sales..............................................       $69,750            $64,909           $133,625      $125,992
Cost of sales..........................................        48,749             45,104             95,267        87,946
Selling, general and administrative expenses...........        15,943             15,843             31,167        31,060
                                                              -------            -------           --------      --------
         Income from operations........................         5,058              3,962              7,191         6,986
Other income (expense):
     Interest income...................................           282                454                460           959
     Interest expense..................................        (1,671)            (1,616)            (3,346)       (3,599)
     Other income......................................           573                671                668           812
     Other expense.....................................           (76)              (107)              (135)         (174)
                                                              -------            -------           --------      --------
         Income before income taxes....................         4,166              3,364              4,838         4,984
     Provision for income taxes........................         1,521              1,260              1,766         1,867
                                                              -------            -------           --------      --------
         Net income....................................       $ 2,645            $ 2,104           $  3,072      $  3,117
                                                              =======            =======           ========      ========

         Net income per common share, basic & diluted..       $  0.29            $  0.21           $   0.34      $   0.31
                                                              =======            =======           ========      ========

         Weighted average number of common and
           equivalent shares outstanding...............         9,038              9,944              9,038         9,990
                                                              =======            =======           ========      ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Accumulated
                                   Common Stock                                      Other
                                 par value $0.01       Additional                 Comprehensive
                                 ----------------       Paid-in     Retained      Income/(Loss)    Treasury
                               Class A     Class B      Capital      Deficit       Adjustment*       Stock          Total
                               -------     -------      -------      -------       -----------       -----          -----

Balance, December 31, 1997.... $    47     $    47      $49,574     $(12,820)      $  (1,122)       $(3,943)     $ 31,783

Net income....................                                         3,072                                        3,072
                               -------     -------      -------     --------       ---------        -------      --------
Balance, June 30, 1998........     $47         $47      $49,574     $ (9,748)      $  (1,122)       $(3,943)     $ 34,855
                               =======     =======      =======     ========       =========        =======      ========

* Entire amount relates to minimum pension liability adjustment.


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                           ----------------------------
                                                                                              1998               1997
                                                                                                  (In thousands)

Cash flows from operating activities:
     Net income....................................................................         $ 3,072           $ 3,117
     Adjustments to reconcile net income to net cash provided/(used)
        by operating activities:
         Depreciation..............................................................           4,865             4,672
         Amortization and write-off of deferred refinancing fees...................             474               527
         Gain on disposal of property, plant and equipment.........................              --              (196)
         Changes in certain assets and liabilities:
              Accounts and notes receivable........................................         (11,432)           (2,510)
              Inventories..........................................................          (4,907)          (19,223)
              Prepaid expenses and other current assets............................           1,864             1,188
              Accounts payable.....................................................           3,815            (4,740)
              Accrued expenses.....................................................          10,884             7,543
              Other liabilities....................................................            (596)              681
                                                                                            -------           -------
                   Net cash provided/(used) by operating activities................           8,039            (8,941)
                                                                                            -------           -------
     Cash flows from investing activities:
         Capital expenditures......................................................          (3,773)          (10,142)
         Proceeds from sale of property, plant and equipment.......................              --               244
         Purchase of short-term investments........................................         (11,700)          (28,800)
         Maturities of short-term investments......................................           9,500            21,700
                                                                                            -------           -------
                   Net cash used by investing activities...........................          (5,973)          (16,998)
                                                                                            -------           -------
     Cash flows from financing activities:
         Payments to reduce long-term debt.........................................              --              (825)
         Exercise of stock options.................................................              --                26
         Purchase and retirement of Class B stock..................................              --            (1,005)
         Purchase of treasury stock................................................              --              (801)
                                                                                            -------           -------
                   Net cash used by financing activities...........................              --            (2,605)
                                                                                            -------           -------
Net increase/(decrease) in cash and cash equivalents...............................           2,066           (28,544)
Cash and cash equivalents:
     Beginning of period...........................................................          11,069            30,629
                                                                                            -------           -------
     End of period ................................................................         $13,135           $ 2,085
                                                                                            =======           =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.       Basis of Presentation

         The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1997.

2.       Inventories

         A summary of the major classifications of inventories is as follows:

                                                   June 30,       December 31,
                                                    1998              1997
                                                ------------    ---------------

               Finished goods.................      $37,200          $34,914
               Work-in-process................        4,417            3,160
               Raw materials and supplies.....        7,724            6,360
                                                    -------          -------
                                                    $49,341          $44,434
                                                    =======          =======

         The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories.

         If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,773 and $340 lower than reported at June 30, 1998 and December 31, 1997, respectively.

3.       Income Per Share

         Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and diluted net income per common share for the three and six month periods ending June 30, 1998 and 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and six months ended June 30, 1998 as compared to three and six months ended June 30, 1997.

         Net sales for the second quarter of 1998 were $69.8 million as compared to $64.9 million for the second quarter of 1997, an increase of $4.9 million or 7.5%. Year-to-date net sales for the first six months of 1998 were $133.6 million, an increase of $7.6 million or 6.1% from the first six months of 1997. Sales in the second quarter and first six months of 1998 increased over the same periods in 1997 as a result of additional sales to the home center channel, higher sales to the manufactured housing sector, and sales of recently introduced products.

         Gross profit for the second quarter of 1998 was $21.0, up $1.2 million from $19.8 million in the second quarter of 1997. Gross profit as a percent of net sales in the second quarter of 1998 was 30.1%, compared to 30.5% in the second quarter of 1997. Year-to-date gross profit for the first six months of 1998 was $38.4 million (28.7% of net sales), up from $38.0 million (30.2% of net sales) in the first six months of 1997. Gross profit in the second quarter and first six months of 1998 increased over the comparable 1997 periods due to higher sales. Profit margins declined in the second quarter and first half of 1998 from 1997 levels due to competitive industry conditions, which more than offset lower raw material costs and improved manufacturing efficiency.

         Selling, general and administrative expenses increased by $0.1 million or 0.6% to $15.9 million in the second quarter of 1998 from $15.8 million in the second quarter of 1997. As a percent of net sales, selling, general, and administrative expenses were 22.9% for the second quarter of 1998 and 24.4% for the second quarter of 1997. Selling, general, and administrative expenses for the first six months of 1998 were $31.2 million (23.3% of net sales), compared to $31.1 million (24.7% of net sales) in the same period last year. Increases in expenses due to the higher sales in 1998 have been offset by expense reductions in other areas.

         Income from operations for the second quarter of 1998 was $5.1 million (7.3% of net sales), compared to $4.0 million (6.1% of net sales) for the second quarter of 1997, an increase of $1.1 million or 27.7%. This increase was due to the higher sales and gross profit during the second quarter of 1998. Income from operations for the six months ended June 30, 1998 totaled $7.2 million (5.4% of net sales), $0.2 million higher than the $7.0 million (5.5% of net sales) for the same period in 1997.

         Net income for the second quarter of 1998 was $2.6 million, compared to $2.1 million for the second quarter of 1997, an increase of $0.5 million, reflecting the higher income from operations. For the six months ended June 30, 1998, net income was $3.1 million, the same as the first half of 1997.

Liquidity and Capital Resources

         Cash and cash equivalents, including short-term investments, increased $4.3 million for the six months ended June 30, 1998, to $23.2 million. Working capital at June 30, 1998 was $43.0 million, up from $39.0 million at December 31, 1997. The ratio of current assets to current liabilities at June 30, 1998 was 1.7 compared to 1.9 at December 31, 1997. The ratio of debt to total capital at June 30, 1998 was .36 compared to .39 at December 31, 1997. Cash provided by operations was $8.0 million for the first six months of 1998, compared to $8.9 million used in the first six months of 1997.

         Capital expenditures were $3.8 million for the first six months of 1998, but are expected to increase during the balance of the year. Total capital spending is projected to be approximately $18 million in 1998 and $20 to $25 million in 1999.

         In 1996, the Company's Board of Directors approved a plan to repurchase up to $5 million (increased to $10 million in 1997) of the Company's common stock (Class A and Class B shares) and up to $10 million of its 9% Senior Notes (increased to $20 million in 1997). At December 31, 1997, $9.6 million had been expended on stock purchases and $13.4 million had been expended on note repurchases pursuant to these authorizations. There have been no repurchases in 1998.

         On July 31, 1998 the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. Proceeds of the offering will be used to redeem all of the 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital and general corporate purposes. In connection with this offering, the Company will record an extraordinary after-tax charge of $2.3 million ($0.25 per share) in the third quarter of 1998.

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

         The Company has completed an assessment of the steps it believes will be necessary for its existing and planned data processing systems and equipment to operate properly when confronted with dates beginning in the year 2000. A plan has been developed which identifies the systems affected and the steps that will be required to assure year 2000 compliance. The Company's existing plan to improve operations by replacing or upgrading systems in the ordinary course of business during 1998 and 1999 will have the additional benefit of providing year 2000 compliance in many instances. The resources required to make the remaining systems compliant have been estimated and are being provided by a combination of existing employees and outside contractors. The Company has retained or believes it will be able to retain the necessary employees and outside resources to accomplish this, and that the cost to achieve compliance will not be material to the Company's financial position, liquidity or results of operations. As of June 1998, the Company has completed converting 57% of the systems identified as requiring modification. The timing and resource requirements to date have been consistent with the Company's plan, and the Company anticipates that all of its mission-critical systems will be year 2000 compliant by the end of 1998. However, if any governmental agencies, key customers or key suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact the Company's results of operations.

         The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments, stock repurchases, and planned capital expenditures through the foreseeable future.

         Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) increases in raw material prices, (ii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Company, (iii) unfavorable developments in the national economy or in the housing industry in general, (iv) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Company's facilities or distributors and
(v) the future cost and timing of payments associated with environmental, product and general liability claims.

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings:  None

         Item 2.  Changes in Securities:  None

         Item 3.  Defaults Upon Senior Securities:  None

         Item 4.  Submission of Matters to a Vote of Security Holders:

                           At the Annual Meeting of Stockholders held on May 14,
                  1998, the following actions were taken:

                           Three nominees were elected as Class B Directors who
                  will hold office until the Annual Meeting of Stockholders in 2001 and until their successors are duly elected and qualify.

                  Name                       Votes For           Votes Withheld
                  ----                       ---------           --------------

                    Mark N. Kaplan          12,276,300              87,469
                    Richard G. Marcus       12,276,180              87,619
                    David N. Hurwitz        12,363,330                 469

                           The following persons are the other directors of the
                  Company whose term of office as a director continued after the meeting:

                       C. Barnwell Straut                  Roger S. Marcus
                       Cyril C. Baldwin, Jr.               William M. Marcus
                       John N. Irwin III

         Item 5.  Other Information:  None

         Item 6.  Exhibits and Reports on Form 8-K:

                       (a)  Exhibits:  4.5    Indenture
                                      10.25   Registration Rights Agreement
                                      11.     Computation of Per Share Earnings
                                      27.     Financial Data Schedule

                       (b)  Reports on Form 8-K:   None

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONGOLEUM CORPORATION
                                          (Registrant)


Date:    August 12, 1998             By: /s/ Howard N. Feist III
                                         ---------------------------------------
                                                (signature)

                                     Howard N. Feist III
                                     Sr. Vice President - Finance
                                     (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                  Number
-------                                                                  ------

Indenture, dated as of August 3, 1998, by and between Congoleum
Corporation and First Union National Bank                                 4.5

Registration Rights Agreement, dated as of August 3, 1998, by and among Congoleum Corporation, Goldman, Sachs & Co., Credit
Suisse First Boston Corporation and ING Barings Furman Selz LLC          10.25

Computation of Per Share Earnings                                        11

Financial Data Schedule                                                  27