Form 10-Q
period 1998-09-30
CONGOLEUM CORP
filed 1998-11-13
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at September 30, 1998
     ----------------------             -----------------------------------

      Class A Common Stock                           4,282,800
      Class B Common Stock                           4,755,000

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Balance Sheets as of September 30, 1998
                  (unaudited) and December 31, 1997............................3

                  Statements of Operations for the three and nine months
                  ended September 30, 1998 and 1997 (unaudited)................4

                  Statements of Changes in Stockholders' Equity for the
                  nine months ended September 30, 1998 (unaudited).............5

                  Statements of Cash Flows for the nine months
                  ended September 30, 1998 and 1997 (unaudited)................6

                  Notes to Unaudited Condensed Financial Statements ...........7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities................................................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signature.....................................................................15

Exhibit Index.................................................................16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                                        September 30,       December 31,
                                                                                            1998                1997
                                                                                            ----                ----
                                                                                        (Unaudited)
                                                                                              (Dollars in thousands)
ASSETS
Current assets:
     Cash and cash equivalents................................................            $ 43,272            $ 11,069
     Short-term investments...................................................               3,300               7,900
     Accounts and notes receivable, net.......................................              22,455              14,512
     Inventories..............................................................              44,082              44,434
     Prepaid expenses and other current assets................................               2,022               2,965
     Deferred income taxes....................................................               3,041               3,041
                                                                                          --------            --------
         Total current assets.................................................             118,172              83,921
Property, plant and equipment, net............................................              88,108              88,401
Goodwill, net.................................................................              11,927              12,251
Deferred income taxes.........................................................               2,636               2,636
Other noncurrent assets.......................................................              10,621               9,372
                                                                                          --------            --------
         Total assets.........................................................            $231,464            $196,581
                                                                                          ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................              15,651              13,440
     Accrued expenses.........................................................              34,067              28,793
     Accrued income taxes.....................................................               1,596                 918
      Deferred income taxes...................................................               1,752               1,752
                                                                                          --------            --------
         Total current liabilities............................................              53,066              44,903
Long-term debt................................................................              99,513              76,594
Other liabilities.............................................................              22,118              22,305
Noncurrent pension liability..................................................              10,525              11,038
Accrued postretirement benefit obligation.....................................               9,894               9,958
                                                                                          --------            --------
         Total liabilities....................................................             195,116             164,798
                                                                                          --------            --------
STOCKHOLDERS' EQUITY
ClassA common stock, par value $0.01 per share; 20,000,000
     shares authorized; 4,652,000 shares issued; 4,282,800
     shares outstanding as of September 30, 1998 and December 31, 1997,
     respectively.............................................................                  47                  47
Class B common stock, par value $0.01 per share; 4,755,000 shares authorized, issued and outstanding as of September 30, 1998 and
     December 31, 1997, respectively..........................................                  47                  47
Additional paid-in capital....................................................              49,574              49,574
Retained deficit..............................................................              (8,255)            (12,820)
Minimum pension liability adjustment..........................................              (1,122)             (1,122)
Common stock held in Treasury, at cost; 375,200 shares at September 30, 1998
     and December 31, 1997, respectively......................................              (3,943)             (3,943)
                                                                                          --------            --------
         Total stockholders' equity...........................................              36,348              31,783
                                                                                          --------            --------
         Total liabilities and stockholders' equity...........................            $231,464            $196,581
                                                                                          ========            ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                  ----------------------             --------------------
                                                                  1998              1997             1998            1997
                                                                                    (In thousands, except
                                                                                      per share amounts)

Net sales................................................       $68,644            $69,526           $202,269      $195,518
Cost of sales............................................        46,714             49,850            141,981       137,796
Selling, general and administrative expenses.............        14,597             14,677             45,764        45,737
                                                                -------            -------           --------      --------
         Income from operations..........................         7,333              4,999             14,524        11,985
Other income (expense):
     Interest income.....................................           507                293                967         1,252
     Interest expense....................................        (1,934)            (1,610)            (5,280)       (5,209)
     Other income........................................           294                146                962           958
     Other expense.......................................           (50)              (311)              (185)         (485)
                                                                -------            -------           --------      --------
         Income before income taxes......................         6,150              3,517             10,988         8,501
     Provision for income taxes..........................         2,244              1,319              4,010         3,186
                                                                -------            -------           --------      --------
         Income before extraordinary item................         3,906              2,198              6,978         5,315
         Extraordinary item - early retirement of
         debt, net of income tax benefit.................        (2,413)                 0             (2,413)            0
                                                                -------            -------           --------      --------

         Net income......................................       $ 1,493            $ 2,198           $  4,565      $  5,315
                                                                =======            =======           ========      ========

         Net income per share before extraordinary item..           .43                .22                .77           .54

         Extraordinary item..............................          (.26)                 0              (.26)             0
                                                                -------            -------           --------      --------

         Net income per common share, basic & diluted....       $  0.17            $  0.22           $   0.51      $   0.54
                                                                =======            =======           ========      ========
         Weighted average number of common and
              equivalent shares outstanding..............         9,038              9,823              9,038         9,934
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Accumulated
                                   Common Stock                                      Other
                                 par value $0.01      Additional                 Comprehensive
                                 ----------------       Paid-in     Retained     Income/(Loss)     Treasury
                               Class A     Class B      Capital      Deficit       Adjustment*       Stock          Total
                               -------     -------      -------      -------       -----------       -----          -----

Balance, December 31, 1997.... $    47     $    47      $49,574     $(12,820)       $(1,122)       $(3,943)       $31,783

Net income....................                                         4,565                                        4,565
                               -------     -------      -------     --------        -------        -------        -------
Balance, September 30, 1998... $    47     $    47      $49,574     $ (8,255)       $(1,122)       $(3,943)       $36,348
                               =======     =======      =======     ========        =======        =======        =======


     * Entire amount relates to minimum pension liability adjustment.

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                            ---------------------------
                                                                                              1998               1997
                                                                                                  (In thousands)

Cash flows from operating activities:
     Net income....................................................................         $ 4,565           $ 5,315
     Adjustments to reconcile net income to net cash provided/(used)
        by operating activities:
         Depreciation..............................................................           7,330             6,828
         Amortization..............................................................             689               912
         Loss on early retirement of debt..........................................           3,809                --
         Deferred taxes                                                                          --              (375)
         Gain on disposal of property, plant and equipment.........................              --              (196)
         Changes in certain assets and liabilities:
              Accounts and notes receivable........................................          (7,943)           (3,177)
              Inventories..........................................................             353            (7,122)
              Prepaid expenses and other current assets............................             911               774
              Accounts payable.....................................................           2,211            (7,080)
              Accrued expenses.....................................................           5,952               (12)
              Other liabilities....................................................            (764)              750
                                                                                            -------           -------
                   Net cash provided/(used) by operating activities................          17,113            (3,383)
                                                                                            -------           -------
     Cash flows from investing activities:
         Capital expenditures......................................................          (7,037)          (16,401)
         Proceeds from sale of property, plant and equipment.......................              --               244
         Purchase of short-term investments........................................         (15,000)          (43,000)
         Maturities of short-term investments......................................          19,600            46,300
                                                                                            -------           -------
                   Net cash used by investing activities...........................          (2,437)          (12,857)
                                                                                            -------           -------
     Cash flows from financing activities:
         Issue long-term debt......................................................          99,505                --
         Debt issuance costs.......................................................          (2,821)               --
         Payments to reduce long-term debt.........................................         (76,594)           (6,825)
         Premium payments on early retirement of debt..............................          (2,563)               --
         Exercise of stock options.................................................              --                26
         Purchase and retirement of Class B stock..................................              --            (1,005)
         Purchase of treasury stock................................................              --            (1,088)
                                                                                            -------           -------
                   Net cash provided/(used) by financing activities................          17,527            (8,892)
                                                                                            -------           -------
Net increase/(decrease) in cash and cash equivalents...............................          32,203           (25,132)
Cash and cash equivalents:
     Beginning of period...........................................................          11,069            30,629
                                                                                            -------           -------
     End of period ................................................................         $43,272           $ 5,497
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

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1997.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                September 30,    December 31,
                                                    1998             1997
                                                ------------     ------------

         Finished goods......................       $33,144         $34,914
         Work-in-process.....................         4,134           3,160
         Raw materials and supplies..........         6,804           6,360
                                                    -------         -------
                                                    $44,082         $44,434
                                                    =======         =======

      The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,077 and $340 lower than reported at September 30, 1998 and December 31, 1997, respectively.

3.    Income Per Share

      Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and diluted net income per common share for the three and nine month periods ending September 30, 1998 and 1997.

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

6.    Long-Term Debt

      On August 3, 1998 the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. Proceeds of the offering were used to redeem all of the 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital and general corporate purposes. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and dividend payments.

      The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at a predetermined redemption price (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption.

      In connection with this offering, the Company recorded an extraordinary after-tax charge of $2.4 million ($0.26 per share), to write off debt issuance costs and premiums associated with the repurchase of the 9% Senior Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and nine months ended September 30, 1998 as compared to three and nine months ended September 30, 1997.

      Net sales for the third quarter of 1998 were $68.6 million as compared to $69.5 million for the third quarter of 1997, a decrease of $0.9 million or 1.3%. Year-to-date net sales for the first nine months of 1998 were $202.3 million, an increase of $6.8 million or 3.5% from the first nine months of 1997. Sales in the third quarter of 1998 declined primarily due to lower sales of promotional goods than in the same period one year earlier. The increase in sales for the first nine months of 1998 over the first nine months of 1997 is the result of higher sales to the manufactured housing and home center channels.

      Gross profit for the third quarter of 1998 was $21.9 million, up $2.3 million from $19.7 million in the third quarter of 1997. Gross profit as a percent of net sales in the third quarter of 1998 was 31.9%, compared to 28.3% in the third quarter of 1997. Year-to-date gross profit for the first nine months of 1998 was $60.3 million (29.8% of net sales), up from $57.7 million (29.5% of net sales) in the first nine months of 1997. Gross profit in the third quarter of 1998 benefited from improvements in sales price and mix of displayed products versus the same period one year ago, together with improvements in raw material costs and manufacturing efficiency. Year-to-date gross profits in 1998 are ahead of the comparable period in 1997 due to higher sales, lower raw material costs, and improved manufacturing efficiency. Year-to-date 1998 gross profit margins are only slightly above year-earlier levels due to the impact of competitive pricing pressures on the first half of 1998.

      Selling, general and administrative expenses decreased by $0.1 million or 0.5% to $14.6 million in the third quarter of 1998 from $14.7 million in the third quarter of 1997. As a percent of net sales, selling, general, and administrative expenses were 21.3% for the third quarter of 1998 and 21.1% for the third quarter of 1997. Selling, general, and administrative expenses for the first nine months of 1998 were $45.8 million (22.6% of net sales), compared to $45.7 million (23.4% of net sales) in the same period last year. Ongoing cost control efforts have held expenses to year-ago levels.

      Income from operations for the third quarter of 1998 was $7.3 million (10.7% of net sales), compared to $5.0 million (7.2% of net sales) for the third quarter of 1997, an increase of $2.3 million or 46.7%. This increase was due to the higher gross profit during the third quarter of 1998. Income from operations for the nine months ended September 30, 1998 totaled $14.5 million (7.2% of net sales), $2.5 million higher than the $12.0 million (6.1% of net sales) for the same period in 1997, due to higher sales and a slight improvement in gross profit margins.

      Net income before extraordinary item for the third quarter of 1998 was $3.9 million, compared with $2.2 million in the third quarter of 1997, an increase of $1.7 million, as a result of the higher gross profits in 1998. For the nine months ended September 30, 1998, net income before extraordinary item was $7.0 million compared to $5.3 million for the same period in 1997, an increase of $1.7 million, due to higher sales and gross profits.

      As described in the Liquidity and Capital Resources section, the Company refinanced its long-term debt during the quarter and recorded an extraordinary after-tax charge of $2.4 million or $.26 per share for debt extinguishment costs in connection with this transaction.

      Net income after extraordinary item for the third quarter of 1998 was $1.5 million compared with $2.2 million in the third quarter of 1997. Net income after extraordinary item for the first nine months of 1998 was $4.6 million compared with $5.3 million during the same period in 1997.

Liquidity and Capital Resources

      Cash and cash equivalents, including short-term investments, increased $27.6 million in the nine months ended September 30, 1998, to $46.6 million. Working capital at September 30, 1998 was $65.1 million, up from $39.0 million at December 31, 1997. The ratio of current assets to current liabilities at September 30, 1998 was 2.2 compared to 1.9 at December 31, 1997. The ratio of debt to total capital at September 30, 1998 was .43 compared to .39 at December 31, 1997. Cash provided by operations was $17.1 million for the first nine months of 1998, compared to $3.4 million used in the first nine months of 1997.

      Capital expenditures were $7.0 million for the first nine months of 1998, but are expected to increase during the balance of the year. Total capital spending is projected to be approximately $13 million in 1998 and $18 to $20 million in 1999.

      In 1996, the Company's Board of Directors approved a plan to repurchase up to $5 million (increased to $10 million in 1997) of the Company's common stock (Class A and Class B shares). At December 31, 1997, $9.6 million had been expended on stock purchases pursuant to these authorizations. There have been no repurchases in 1998.

      On August 3, 1998 the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. Proceeds of the offering were used to redeem all of the 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital and general corporate purposes. In connection with this offering, the Company recorded an extraordinary after-tax charge of $2.4 million in the third quarter of 1998.

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

      The Company has completed an assessment of the steps it believes will be necessary for its existing and planned data processing systems and equipment to operate properly when encountering dates beginning in the year 2000. A plan has been developed which identifies the systems affected and the steps that will be required to assure year 2000 compliance. The Company's existing plan to improve operations by replacing or upgrading systems in the ordinary course of business during 1998 and 1999 will have the additional benefit of providing year 2000 compliance in many instances. The resources required to make the remaining systems compliant have been estimated and are being provided by a combination of existing employees and outside contractors. The Company has retained or believes it will be able to retain the necessary employees and outside resources to accomplish this, and that the cost to achieve compliance will not be material to the Company's financial position, liquidity or results of operations. As of

October 1998, the Company has completed converting 70% of the systems identified as requiring modification. The timing and resource requirements to date have been consistent with the Company's plan, and the Company anticipates that all of its mission-critical systems will be year 2000 compliant by the end of the first quarter of 1999. However, if any governmental agencies, key customers or key suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact the Company's results of operations.

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


                                   CONGOLEUM CORPORATION
                                       (Registrant)


Date:     , 1998                   By: _________________________________________
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