Form 10-K
period 1998-12-31
CONGOLEUM CORP
filed 1999-03-26
CIK 23341

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

      For the fiscal year ended December 31, 1998

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 3, 1999, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $29.2 million based on the closing price ($6.8125 per share) on the New York Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 3, 1999, an aggregate of 4,308,260 shares of Class A Common Stock and an aggregate of 4,676,050 shares of Class B Common Stock of the Registrant were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

      Part II. Portions of Congoleum Corporation's Annual Report to Shareholders for the year ended December 31, 1998

      Part III. Portions of the Congoleum Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999

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

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wearlayer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a high-gloss coating. The Company also produces through-chip inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wearlayer and a urethane coating in some cases. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wearlayers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors.

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

Distribution

      The Company currently sells its products through approximately 30 distributors providing approximately 90 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 1998, the backlog of unshipped orders was $13.9 million, compared to $7.5 million at December 31, 1997.

      The Company considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 1998, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Western U.S., LD Brinkman & Co. Together, they accounted for 47% of the Company's net sales in 1998.

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

Competition

      The market for the Company's products is highly competitive. Resilient sheet and tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile. In residential applications, both tile and sheet products are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Carpeting is used primarily in bedrooms, family rooms and living rooms. Hardwood flooring and melamine laminate are used primarily in family rooms, foyers and kitchens. Commercial grade resilient flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. The Company believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both tile and sheet resilient flooring are easy to replace for repair and redecoration and, in the Company's view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

      The Company encounters competition from domestic and, to a much lesser extent foreign manufacturers. Certain of the Company's competitors, including Armstrong in the resilient category, have substantially greater financial and other resources than the Company.

Research and Development

      The Company's research and development efforts concentrate on new product development, trying to increase product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 1998 were $3.8 million, compared to $3.7 million and $4.6 million for the years ended December 31, 1997 and 1996, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey

Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be material. In connection with the Acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and the Company agreed to be financially responsible for any cleanup measures required. In 1998, the Company incurred capital expenditures of approximately $.3 million for environmental compliance and control facilities.

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

Employees

      At December 31, 1998, the Company employed a total of 1,250 personnel compared to 1,234 employees at December 31, 1997.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 702 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement which expires in May 2003. The Marcus Hook plant has a five-year collective bargaining agreement which expires in November 2003. The Trenton sheet plant has a five-year collective bargaining agreement which expires in February 2001. The Finksburg plant has no union affiliation. In the past five years, there have been no significant strikes by employees at the Company and the Company believes that its employee relations are satisfactory.

Year 2000

      The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 and 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (included as Exhibit
13.1 to this Annual Report on Form 10-K).

Executive Officers of the Registrant

       The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 1999.

Roger S. Marcus (Age 53)

Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since 1993, and Chairman since 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 51)

Richard G. Marcus has been Vice Chairman of the Company since 1994, and a Director since 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief Operating Officer (since 1992) of American Biltrite.

Robert N. Agate (Age 54)

Robert N. Agate has been Executive Vice President of the Company since 1998. Prior thereto, he was Senior Vice President - Manufacturing of the Company since 1993, and was Vice President of Manufacturing of the Tile Division of American Biltrite (since 1981).

David W. Bushar (Age 52)

David W. Bushar has been Senior Vice President - Manufacturing of the Company since 1998. Prior thereto, he was Manager, Technical Services since 1997 and as Plant Manager of the Company's Trenton, New Jersey sheet facility since 1993.

Howard N. Feist III (Age 42)

Howard N. Feist III has been Senior Vice President - Finance and Secretary of the Company since 1993. Prior thereto, he had served as Vice President Finance and Secretary of the Company since 1988.

Dennis P. Jarosz (Age 53)

Dennis P. Jarosz has been Senior Vice President - Marketing since 1995. Prior thereto, he had served as Vice President - Marketing since 1993 and Vice President - Sales & Marketing of the Tile Division of American Biltrite (since
1986).

James K. Morando (Age 35)

James K. Morando has been Senior Vice President - Sales of the Company since 1998. Prior thereto, he had served as National Sales Manager (since 1995) and Regional Sales Manager (since 1991).

Peter J. Rohrbacher (Age 47)

Peter J. Rohrbacher has been Senior Vice President - Research and Engineering of the Company since 1997. Prior thereto, he had served as Senior Vice President - Engineering (since 1993), Vice President - Coatings of the Company (since 1993), and Vice President - Research & Development of the Tile
Division of American Biltrite (since 1988).

Thomas A. Sciortino (Age 52)

Thomas A. Sciortino has been Senior Vice President - Administration of the Company since 1993. Prior thereto, he was Vice President - Finance of the Tile Division of American Biltrite (since 1982).

Merrill M. Smith (Age 73)

Merrill M. Smith has been Senior Vice President - Technology of the Company since 1993. Prior thereto, he was Vice President - Technology of American Biltrite (since 1985).

Item 2. PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, where it has a lease expiring in 2000, as well as storage space in Trenton, New Jersey, which are described below:

    Location                 Owned/Leased  Usage                Square Feet
    --------                 ------------  -----                -----------

    Finksburg, MD            Owned         Felt                   107,000
    Marcus Hook, PA          Owned         Sheet Flooring       1,000,000
    Trenton, NJ              Owned         Sheet Flooring       1,050,000
    Trenton, NJ              Owned         Tile Flooring          282,000
    Trenton, NJ              Leased        Warehousing             20,000
    Mercerville, NJ          Leased        Corporate Offices       33,597

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

      The Trenton tile facility consists of three major production lines, a four-foot wide commercial tile line, a two-foot wide residential tile line and a one-foot wide residential tile line.

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 76% of the hours available on a five-day, three-shift basis in 1998, with the corresponding figure for individual production lines ranging from 13% to 120%.

      Although many of the Company's manufacturing facilities have been substantially depreciated, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3. LEGAL PROCEEDINGS

      As of December 31, 1998 the Company was named as a defendant, together in most cases with numerous other defendants, in approximately 657 pending lawsuits (including workers' compensation cases) involving approximately 1,984 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases seek compensation for injuries sustained in the course of their employment by third parties (or, in the workers' compensation cases, by the Company) as a result of exposure to asbestos in products manufactured by the Company or the Tile Division of American Biltrite. The Company discontinued the manufacture of asbestos-containing sheet vinyl flooring products in 1983 and the Tile Division ceased manufacturing asbestos-containing vinyl tile flooring products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless significant amounts of free asbestos fibers become airborne. All of the asbestos in the asbestos-containing products previously sold by the Company and the Tile Division was fully bonded or encapsulated during the manufacturing process. During 1998 approximately 200 personal injury cases involving the Company were either settled or dismissed and approximately 203 new cases were commenced against the Company. The total indemnity costs incurred during 1998 to settle personal injury claims involving the Company (other than the cost of the partial settlement in the personal injury case described below) was approximately $2.2 million. All of these costs were paid by the Company's insurance carriers. The average indemnity cost per resolved personal injury claim was $11 thousand in 1998. Costs per claim vary depending on a number of factors, including the number of plaintiffs, the nature of their alleged exposure and the forum in which the claim is brought. In 1997 a judgment was entered by the Superior Court of California in Los Angeles following a jury trial holding the Company and another defendant jointly and severally liable for $3.3 million in damages, subject to any applicable setoffs for previous settlements and proportionate liability under California law. The jury found that the Company was only liable for 25% of the non-economic damages sustained by the plaintiff. However, as a result of post-verdict motions the court ruled that California Proposition 51 establishing proportionate liability for non-economic damages did not apply. The Company has appealed this decision to the Court of Appeals of the State of California. The Company's insurance carrier has paid the Company's defense costs in this matter and has indicated that it would be responsible for paying the ultimate judgment in this case, subject to the insurance carrier's denial of liability with respect to a partial settlement of certain related claims effected by the Company which the company is contesting. Although there can be no assurance, the Company believes, based upon the nature of the asbestos-containing products formerly manufactured by the Company and the Tile Division and its experience with cases to date, that any potential liabilities it may have with respect to these personal injury cases will not have a material adverse effect on the results of operations or financial condition of the Company.

      Together with a large number (in most cases, hundreds) of other companies, the Company is named as a "Potentially Responsible Party" ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws. In two instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability, if any, in connection with these sites will depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, as a PRP the Company could be held jointly and severally liable for all remediation costs associated with a site.

      The most significant disposal site environmental matter in which the Company has been named as a PRP relates to a recycling facility in Elkton, Maryland. Two removal actions are substantially complete as of December 31, 1998, however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group for this site has estimated that the future costs of groundwater remediation would be approximately $26 million of which, based on waste allocations among members of the PRP group, the Company's share was estimated to be approximately 5.5%. At December 31, 1998, the Company believes its probable liability with respect to this site, based upon present facts and circumstances, will be approximately $.5 million ($2 million estimated liability net of anticipated insurance recoveries of $1.5 million). Although there can be no assurance, the Company does not believe, based upon present facts and circumstances, that its probable liability with respect to any of the other pending disposal site environmental remediation matters to which it is a party will be material to the results of operations or financial condition of the Company.

      The Company is also a party to a pending proceeding relating to the investigation and potential remediation of soil and groundwater contamination at its manufacturing facility located at 1945 East State Street in Trenton, New Jersey. The investigation of the nature and extent of any contamination at this site has not been completed and the Company is therefore unable to estimate the amount, if any, of its probable liability with respect to the potential remediation of this site.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to all information under the caption "Market Information" on page 41 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).

Item 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to all information under the heading "Selected Financial Data" on page 20 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (included as Exhibit 13.1 to this Annual Report on Form 10-K).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 1998 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by these Items (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) The following financial statements of the Company and the report of independent auditors are incorporated herein by reference in the Company's Annual Report to Shareholders for the year ended December 31, 1998 (included as Exhibit 13.1 to this Annual Report on Form 10-K).

                                                                  Annual Report
                                                                   Page Number
                                                                   -----------

            Report of Independent Auditors                              40
            Balance Sheets at December 31, 1998 and December 31, 1997 25 Statements of Operations for each of the three years ended
                  December 31, 1998, 1997 and 1996                      26
            Statements of Changes in Stockholders' Equity for each of
                  the three years ended December 31, 1998,
                  1997 and 1996                                         27
            Statements of Cash Flows for each of the three years
                  ended December 31, 1998, 1997 and 1996                28
            Notes to Financial Statements                               29
            Supplementary Data
                  Quarterly Financial Data (Unaudited)                  39

      (2) The following financial statement schedule is included in this report on Form 10-K:

                                                                  Page Number
                                                                  -----------

                  Schedule II - Valuation and Qualifying Accounts       23

            All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 20 through 22.

  Exhibit
  Number                                     Exhibit
  ------                                     -------

      2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries Incorporated ("Hillside"), Congoleum Holdings Incorporated ("Congoleum Holdings"), Resilient Holdings Incorporated ("Resilient Holdings") and the Company.

  Exhibit
  Number                                     Exhibit
  ------                                     -------

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

      4.3 Indenture, dated as of February 1, 1994, between the Company and Chemical, as trustee.

      4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.

      4.5 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee.

      4.6 Loan and Security Agreement, dated December 18, 1998 (the "First Union Loan Agreement"), by and between First Union National Bank (the "Lender") and the Company.

    4.6.1 Joinder Amendment, dated December 21, 1998 (the "Joinder Agreement"), by and among the Company, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and the Lender.

     10.1    The CIT Financing Agreement (see Exhibit 4.1).

     10.2    First Amendment to the CIT Financing Agreement (see Exhibit 4.2).

     10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.

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

  10.12.1 First Amendment, dated February 8, 1995, to the Stockholders Agreement, by and among Hillside, American Biltrite and the Company.

    10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.

  10.13.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.

  10.13.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.

  Exhibit
  Number                                     Exhibit
  ------                                     -------

  10.13.3 Third Amendment, dated as of March 15, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.

    10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.

  10.14.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.

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

    10.22 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.

    10.23    Form of 1995 Stock Option Plan.

  10.23.1    Form of Amendment to 1995 Stock Option Plan.

    10.24 License Agreement, dated as of September 20, 1995 between Congoleum Intellectual Properties, Inc. and the Company.

    10.25 Registration Rights Agreement, dated as of August 3, 1998, by and among the Company, Goldman, Sachs & Co., Credit Suisse First Boston Corporation and ING Barings Furman Selz LLC.

    10.26    The First Union Loan Agreement (see Exhibit 4.6).

  10.26.1    The Joinder Agreement (see Exhibit 4.6.1).

     11.1    Statement regarding computation of earnings per common share.

     13.1 Pages 20 through 41 of the Congoleum Annual Report to Shareholders for the year ended December 31, 1998.

     21.1    Subsidiaries of the Company.

     23.1    Consent of Ernst & Young LLP.

     27.1    Financial Data Schedule.

      (b)   Reports on Form 8-K.

                  During the quarter ended December 31, 1998 the Company filed no current reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.

                                   CONGOLEUM CORPORATION


                                   By: /s/
                                       -------------------------------
                                   Roger S. Marcus
                                   President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date
---------               -----                                     ----

/s/                     President, Chairman, Chief Executive      March 26, 1999
--------------------    Officer and Director (Principal
Roger S. Marcus         Executive Officer)

/s/                     Senior Vice President - Finance           March 26, 1999
--------------------    (Principal Financial and
Howard N. Feist         Accounting Officer)

/s/                     Vice Chairman and Director                March 26, 1999
--------------------
Richard G. Marcus

/s/                     Director                                  March 26, 1999
--------------------
William M. Marcus

/s/                     Director                                  March 26, 1999
--------------------
John N. Irwin III

/s/                     Director                                  March 26, 1999
--------------------
Cyril C. Baldwin, Jr.

/s/                     Director                                  March 26, 1999
--------------------
David N. Hurwitz

/s/                     Director                                  March 26, 1999
--------------------
Mark N. Kaplan

/s/                     Director                                  March 26, 1999
--------------------
C. Barnwell Straut

                               INDEX TO EXHIBITS

  Exhibit
   Number                                   Exhibit
   ------                                   -------

         ***2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries Incorporated ("Hillside Industries"), Congoleum Holdings Incorporated ("Congoleum Holdings"), Resilient Holdings Incorporated ("Resilient Holdings") and the Company.

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

          **4.2 First Amendment, dated March 11, 1993, to the CIT Financing
                Agreement by and among the Senior Lenders and the Company.

          **4.3 Indenture, dated as of February 1, 1994, between the Company and Chemical, as trustee.

         ***4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.

      ******4.5 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee.

            4.6 Loan and Security Agreement, dated December 18, 1998 (the "First
                Union Loan Agreement"), by and between First Union National Bank (the "Lender") and the Company.

          4.6.1 Joinder Amendment, dated December 21, 1998 (the "Joinder Agreement"), by and among the Company, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and the Lender.

         **10.1 The CIT Financing Agreement (see Exhibit 4.1).

         **10.2 First Amendment to the CIT Financing Agreement (see Exhibit
                4.2).

         **10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.

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

     ***10.12.1 First Amendment, dated February 8, 1995, to the Stockholders
                Agreement, by and among Hillside, American Biltrite and the Company.

  Exhibit
   Number                                   Exhibit
   ------                                   -------

        **10.13 Personal Services Agreement, dated as of March 11, 1993 (the
                "Personal Services Agreement"), by and between American Biltrite and the Company.

     ***10.13.1 First Amendment, dated February 8, 1995, to Personal Services
                Agreement, by and between American Biltrite and the Company.

 *******10.13.2 Second Amendment, dated November 15, 1996, to Personal Services
                Agreement, by and between American Biltrite and the Company.

 *******10.13.3 Third Amendment, dated as of March 10, 1998, to Personal
                Services Agreement, by and between American Biltrite and the Company.

        **10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.

 *******10.14.1 First Amendment, dated August 19, 1997, to Business Relations
                Agreement, by and between American Biltrite and the Company.

        **10.15 Tax Sharing and Indemnification Agreement, dated as of March 11,
                1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.

 *******10.15.1 Tax Sharing Agreement, dated as of November 1, 1996, between
                American Biltrite and the Company.

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

********10.23.1 Form of Amendment to 1995 Stock Option Plan.

      ****10.24 License Agreement, dated as of September 20, 1995 between
                Congoleum Intellectual Properties, Inc. and the Company.

    ******10.25 Registration Rights Agreement, dated as of August 3, 1998, by and among the Company, Goldman, Sachs & Co., Credit Suisse First Boston and ING Barings Furman Selz LLC.

          10.26 The First Union Loan Agreement (see Exhibit 4.6).

        10.26.1 The Joinder Agreement (see Exhibit 4.6.1).

           11.1 Statement regarding computation of earnings per common share.

  Exhibit
   Number                                   Exhibit
   ------                                   -------

           13.1 Pages 20 through 41 of the Congoleum Annual Report to Shareholders for the year ended December 31, 1998.

           21.1 Subsidiaries of the Company.

           23.1 Consent of Ernst & Young LLP.

           27.1 Financial Data Schedule.

-------------
** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994.
*** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995.
**** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
***** Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
****** Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
******* Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997.
******** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996.

                                                                     SCHEDULE II
                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                     -------

                                                             Additions
                                                    --------------------------
                                       Balance at      Charged                                      Balance
                                       Beginning      to Costs/        Other                        at end
                                       of Period     Expenses (a)     Changes    Deductions (b)    of Period
                                       ---------     ------------     -------    --------------    ---------

Year ended December 31, 1998:
   Allowance for doubtful
       accounts and cash
       discounts                        $(3,294)     $    --         $ (39)(c)      $   (3)         $(3,336)

Year ended December 31, 1997:
   Allowance for doubtful
       accounts and cash
       discounts                        $(3,406)     $    --         $  33 (c)      $   79          $(3,294)

Year ended December 31, 1996:
   Allowance for doubtful
       accounts and cash
       discounts                        $(5,095)     $  (600)        $  --          $2,289          $(3,406)

(a)   Uncollectible accounts charged to bad debt expense.
(b)   Balances written-off, net of recoveries.
(c) Represents reduction of the allowance for doubtful accounts and cash discounts.