Form 10-Q
period 1999-03-31
CONGOLEUM CORP
filed 1999-05-13
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at April 30, 1999
    ----------------------------           ------------------------------------

        Class A Common Stock                            4,155,190
        Class B Common Stock                            4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Balance Sheets as of March 31, 1999
                  (unaudited) and December 31, 1998...........................................................3

                  Statements of Operations for the three months
                  ended March 31, 1999 and 1998 (unaudited)...................................................4

                  Statements of Changes in Stockholders' Equity for the year ended December 31, 1998 and the three months ended March 31,
                  1999 (unaudited)............................................................................5

                  Statements of Cash Flows for the three months
                  ended March 31, 1999 and 1998 (unaudited)...................................................6

                  Notes to Unaudited Condensed Financial Statements ..........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................. 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................................13

Item 2.  Changes in Securities...............................................................................13

Item 3.  Defaults Upon Senior Securities.....................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................................................13

Item 5.  Other Information ..................................................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................................................13

Signatures ..................................................................................................14

Exhibit Index ...............................................................................................15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                                        March 31,         December 31,
                                                                                          1999                1998
                                                                                       (Unaudited)
                                                                                            (Dollars in thousands)
ASSETS
Current assets:
     Cash and cash equivalents................................................            $39,217            $50,344
     Accounts and notes receivable, net.......................................             26,436             15,880
     Inventories..............................................................             52,617             45,192
     Prepaid expenses and other current assets................................              2,778              3,022
     Deferred income taxes....................................................              3,046              3,046
                                                                                         --------           --------
         Total current assets.................................................            124,094            117,484
Property, plant and equipment, net............................................             88,048             87,954
Goodwill, net.................................................................             11,711             11,819
Deferred income taxes.........................................................              1,863              1,863
Other noncurrent assets.......................................................             12,732             12,745
                                                                                         --------           --------
         Total assets.........................................................           $238,448           $231,865
                                                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................            $18,685            $14,399
     Accrued expenses.........................................................             33,953             31,209
     Accrued income taxes.....................................................                856                317
     Deferred income taxes....................................................              3,058              3,058
                                                                                         --------           --------
         Total current liabilities............................................             56,552             48,983
Long-term debt................................................................             99,538             99,526
Other liabilities.............................................................             23,538             23,501
Noncurrent pension liability..................................................             12,046             12,130
Accrued postretirement benefit obligation.....................................              9,872              9,872
                                                                                         --------           --------
         Total liabilities....................................................            201,546            194,012
                                                                                         --------           --------
STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share; 20,000,000 shares authorized; 4,736,950 and 4,658,000 shares issued; 4,172,360 and
     4,258,610 shares outstanding as of March 31, 1999 and December
     31, 1998, respectively...................................................                 47                 47
Class B common stock, par value $0.01 per share; 4,608,945 and 4,755,000 shares authorized, issued and outstanding as of March 31, 1999 and
     December 31, 1998, respectively..........................................                 46                 47
Additional paid-in capital....................................................             49,105             49,574
Retained deficit..............................................................             (4,643)            (5,380)
Minimum pension liability adjustment..........................................             (2,302)            (2,302)
Common stock held in Treasury, at cost; 564,590 and 399,390 shares at
     March 31, 1999 and December 31, 1998, respectively.......................             (5,351)            (4,133)
                                                                                         --------           --------
         Total stockholders' equity...........................................             36,902             37,853
                                                                                         --------           --------
         Total liabilities and stockholders' equity...........................           $238,448           $231,865
                                                                                         ========           ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            -------------------------------
                                                                                               1999                 1998
                                                                                                 (In thousands, except
                                                                                                   per share amounts)
Net sales..........................................................................          $65,387                $63,875
Cost of sales......................................................................           47,194                 46,518
Selling, general and administrative expenses.......................................           15,627                 15,224
                                                                                            --------               --------
         Income from operations....................................................            2,566                  2,133
Other income (expense):
     Interest income...............................................................              488                    178
     Interest expense..............................................................           (2,096)                (1,675)
     Other income..................................................................              245                     95
     Other expense.................................................................              (20)                   (59)
                                                                                            --------               --------
         Income before income taxes................................................            1,183                    672
     Provision for income taxes....................................................              446                    245
                                                                                            --------               --------
         Net income................................................................          $   737                $   427
                                                                                            ========               ========
         Net income per common share, basic and diluted............................          $   .08                $   .05
                                                                                            ========               ========
         Weighted average number of common and
              equivalent shares outstanding........................................            8,981                  9,039
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                  Common Stock
                                                par value $0.01         Additional                    Accumulated Other
                                                ----------------         Paid-in        Retained      Comprehensive Loss
                                              Class A      Class B       Capital        Deficit          Adjustment*
                                              -------      -------       -------        -------          -----------
Balance, December 31, 1997..................     $47          $47        $49,574        $(12,820)           $(1,122)

Purchase of treasury stock..................

Minimum pension liability
    Adjustment, net of tax .................                                                                 (1,180)

Net income..................................                                               7,440

Net comprehensive income....................
                                             -------      -------        -------         -------            -------
Balance, December 31, 1998..................      47           47         49,574          (5,380)            (2,302)

Purchase of treasury stock..................

Purchase and retirement of
    Class B Common Stock....................                   (1)          (469)

Net income..................................                                                 737

Net comprehensive income....................
                                             -------      -------        -------         -------            -------

Balance, March 31, 1999.....................     $47          $46        $49,105         $(4,643)           $(2,302)
                                            ========     ========        =======         =======            =======


                                             Treasury                   Comprehensive
                                               Stock         Total          Income
                                               -----         -----          ------
Balance, December 31, 1997.................. $(3,943)       $31,783

Purchase of treasury stock..................    (190)          (190)

Minimum pension liability
    Adjustment, net of tax .................                 (1,180)        $(1,180)

Net income..................................                  7,440           7,440
                                                                           --------
Net comprehensive income....................                                 $6,260
                                             -------        -------        ========
Balance, December 31, 1998..................  (4,133)        37,853

Purchase of treasury stock..................  (1,218)        (1,218)

Purchase and retirement of
    Class B Common Stock....................                   (470)

Net income..................................                    737        $    737
                                                                           --------
Net comprehensive income....................                               $    737
                                             -------        -------        ========

Balance, March 31, 1999..................... $(5,351)       $36,902
                                             =======        =======

*Entire amount relates to minimum pension liability adjustment.

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                          ------------------------------
                                                                                              1999              1998
                                                                                                  (In thousands)
Cash flows from operating activities:
     Net income....................................................................         $   737           $   427
     Adjustments to reconcile net income to net cash used
        by operating activities:
         Depreciation..............................................................           2,555             2,419
         Amortization..............................................................             204               237
         Changes in certain assets and liabilities:
              Accounts and notes receivable........................................         (10,556)          (10,598)
              Inventories..........................................................          (7,425)           (2,703)
              Prepaid expenses and other current assets............................             175             1,496
              Accounts payable.....................................................           4,286             2,424
              Accrued expenses.....................................................           3,283             2,018
              Other liabilities....................................................             (48)               18
                                                                                            -------           -------
                   Net cash used by operating activities...........................          (6,789)           (4,262)
                                                                                            -------           -------
     Cash flows from investing activities:
         Capital expenditures......................................................          (2,650)           (1,832)
         Purchase of short-term investments........................................              --            (9,200)
         Maturities of short-term investments......................................              --             7,900
                                                                                            -------           -------
                   Net cash used by investing activities...........................          (2,650)           (3,132)
                                                                                            -------           -------
     Cash flows from financing activities:
         Purchase of Class B shares................................................            (470)               --
         Purchase of treasury stock................................................          (1,218)               --
                                                                                            -------           -------
                   Net cash used by financing activities...........................          (1,688)               --
                                                                                            -------           -------
Net decrease in cash and cash equivalents..........................................         (11,127)           (7,394)
Cash and cash equivalents:
     Beginning of period...........................................................          50,344            11,069
                                                                                            -------           -------
     End of period ................................................................         $39,217           $ 3,675
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

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1998.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                    March 31,       December 31,
                                                      1999              1998
                                                    ---------       ------------

        Finished goods..........................     $43,796          $36,018
        Work-in-process.........................       3,386            3,106
        Raw materials and supplies..............       5,435            6,068
                                                     -------          -------
                                                     $52,617          $45,192
                                                     =======          =======

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,207 and $1,251 lower than reported at March 31, 1999 and December 31, 1998, respectively.

3.    Income Per Share

      Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and fully diluted net income per common share for the three month periods ending March 31, 1999 and 1998.

4.    Commitments and Contingencies

      The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites, asbestos-related claims and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance.

      The Company records a liability for environmental remediation, asbestos-related claim costs and general liability claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not discounted for delays in future payments and are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries are considered probable of recovery.

      Although the outcome of these matters could result in significant expenses or judgments, management does not believe based on present facts and circumstances that their disposition will have a material adverse effect on the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1999 as compared to three months ended March 31, 1998.

      Net sales for the first quarter of 1999 were $65.4 million compared to $63.9 million for the first quarter of 1998, an increase of $1.5 million or 2.4%. Increases in sales to mass market merchandise retailers and the manufactured housing industry were partially offset by lower sales of commercial tile and declines in selling prices of certain products.

      Gross profit for the first quarter of 1999 was $18.2 million compared to $17.4 million for the first quarter of 1998, an increase of $0.8 million. As a percent of sales, gross profit was 27.8% in the first quarter of 1999, as compared to 27.2% in the first quarter of 1998. The improvement in gross profit margins resulted from lower raw material costs and higher manufacturing productivity.

      Selling, general and administrative expenses were $15.6 million in the first quarter of 1999 compared to $15.2 million in the first quarter of 1998, an increase of $0.4 million or 2.6%. As a percent of sales, selling, general and administrative expenses were 23.9% for the first quarter of 1999, up from 23.8% for the first quarter of 1998. The increase in selling, general and administrative expenses is due to spending related to the introduction of a wood laminate product line which will begin shipping in the second quarter of 1999.

      Income from operations for the first quarter of 1999 was $2.6 million (3.9% of net sales), compared to $2.1 million (3.3% of net sales) for the first quarter of 1998, an increase of $0.4 million. The increase in income from operations resulted from the higher sales and gross profit margins.

      Interest expense for the first quarter of 1999 was $2.1 million compared with $1.7 million for the first quarter of 1998, an increase of $0.4 million. This increase was due to a higher level of debt outstanding, partially offset by a slightly lower interest rate. Interest income increased from $0.2 million in the first quarter of 1998 to $0.5 million in the first quarter of 1999 due to higher average investment balances.

      Net income for the first quarter of 1999 was $0.7 million, compared to $0.4 million for the first quarter of 1998, an increase of $0.3 million. The effective tax rate for the first quarter of 1999 was 37.8%, compared with 36.5% for the first quarter of 1998. The increase in effective tax rate for 1999 is primarily due to higher effective state income tax rates.

Liquidity and Capital Resources

      Cash and cash equivalents declined $11.1 million for the three months ended March 31, 1999, to $39.2 million. Working capital at March 31, 1999 was $67.5 million, down slightly from $68.5 million at December 31, 1998. The ratio of current assets to current liabilities at March 31, 1999 was

2.2 compared to 2.4 at December 31, 1998. The ratio of debt to total capital at March 31, 1999 was .42 compared to .43 at December 31, 1998. Cash used by operations was $6.8 million for the first quarter of 1999, compared to $4.3 million in the first quarter of 1998. The increase in cash used by operations in the first quarter of 1999 over the first quarter of 1998 was due to purchases of inventory for the introduction of the wood laminate product line.

      Capital expenditures were $2.7 million for the first quarter of 1999, and are expected to increase during the balance of the year. Total 1999 capital spending is projected to be approximately $18.0 to $20.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5 million of the Company's Common Stock. As of March 31, 1999, the Company had repurchased 232,305 shares of its Common Stock for an aggregate cost of $1.9 million pursuant to this plan. Expenditures on share repurchases in the first quarter of 1999 totaled $1.7 million.

      In 1996, the Company began the initial planning of a comprehensive initiative to address the impact of the Year 2000 on its information and equipment systems. The Company organized a Year 2000 oversight team to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase involved performing a complete, company-wide inventory to identify all internal, general purpose and production hardware and software systems, as well as any embedded logic devices used to control equipment or facilities, that required modification to become Year 2000 compliant. In addition to the Company's internal assessment, the Company communicated with all its distributors and all key third party suppliers of goods and services to determine their states of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans.

      In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of March 1999, the Company has completed work on 91% of the systems identified as requiring modification. The remaining systems, none of which are critical to the Company's operations, are scheduled for modification during the second quarter of 1999.

      Costs directly associated with achieving Year 2000 compliance, including modifying computer software or converting to new programs, consist of payments to third parties as well as an allocation of the payroll and benefits of its employees based on the amount of their time devoted to this activity. These costs are expensed as incurred. Costs for new hardware are capitalized in accordance with the Company's fixed asset policy, and any equipment retired is written off.

      The following table summarizes the Company's direct Year 2000 compliance expenditures (actual and planned) by year:

     (In thousands)                       1997          1998           1999
                                          ----          ----           ----

     Expenses paid to third parties        $52          $330           $108
     Allocated payroll costs               174           386             67
     Capital expenditures                    5           206             --

         In addition to work undertaken explicitly to achieve Year 2000 compliance, the Company has replaced or upgraded a number of systems in the ordinary course of business where the replacement or upgrade will, in addition to its primary benefits, also provide Year 2000 compliance. The nature of these costs, and their accounting treatment, is the same as described above. The following table summarizes the Company's actual or planned expenditures on systems improvements undertaken for reasons unrelated to the Year 2000, but also serving to achieve Year 2000 compliance:

     (In thousands)                       1997          1998           1999
                                          ----          ----           ----

     Expenses paid to third parties        $13           $76           $111
     Allocated payroll costs                48            37             48
     Capital expenditures                   92           144            126

      The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company has completed a survey of all locations and identified 12 devices which must be modified or replaced. The Company expects to complete modification or replacement of these devices by the end of the second quarter of 1999 at an estimated aggregate cost of $0.2 million.

      Although the Company believes it has taken all of the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that the Company will be able to complete all of the modifications in the required time frame, that all third parties will be Year 2000 compliant or that unforeseen Year 2000 issues will not arise. Management currently believes the worst case scenario with any reasonable probability is that a small number of vendors, who are not critical to the operation of the Company's business, will be unable to supply materials for a short time after January 1, 2000, and that minor additional systems modifications not identified during evaluation or testing will be identified and corrected in a matter of days. The Company does not anticipate any disruption of service to its customers.

      The Company is currently preparing contingency plans for the various potential disruptions that could occur in spite of its own efforts and representations from its distributors and suppliers.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments, stock and note repurchases and planned capital expenditures through the foreseeable future.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of March 31, 1999 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings: None

         Item 2.  Changes in Securities and Use of Proceeds: None

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

                                    CONGOLEUM CORPORATION
                                        (Registrant)


Date: May 13, 1999                  By: /s/
                                        ----------------------------------------
                                              (signature)

                                    Howard N. Feist III
                                    Chief Financial Officer
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