Form 10-Q
period 1999-06-30
CONGOLEUM CORP
filed 1999-08-12
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 1-13612

CONGOLEUM CORPORATION
(Exact name of Registrant as specified in Its Charter)

DELAWARE	02-0398678
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 1999

Class A Common Stock	4,129,090
Class B Common Stock	4,608,945

CONGOLEUM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONGOLEUM CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	1999	1998
	(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,862	$50,344
Accounts and notes receivable, net	23,932	15,880
Inventories	62,141	45,192
Prepaid expenses and other current assets	3,605	3,022
Deferred income taxes	3,003	3,046

Total current assets	129,543	117,484
Property, plant and equipment, net	90,154	87,954
Goodwill, net	11,603	11,819
Deferred income taxes	1,529	1,863
Other noncurrent assets	12,735	12,745

Total assets	$245,564	$231,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	19,286	14,399
Accrued expenses	39,393	31,209
Accrued income taxes	705	317
Deferred income taxes	3,682	3,058

Total current liabilities	63,066	48,983
Long-term debt	99,550	99,526
Other liabilities	23,385	23,501
Noncurrent pension liability	11,853	12,130
Accrued postretirement benefit obligation	9,920	9,872

Total liabilities	207,774	194,012

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share; 20,000,000 shares
authorized; 4,736,950 and 4,658,000 shares issued; 4,134,190 and 4,258,610 shares outstanding as of June 30, 1999 and December 31, 1998, respectively	47	47
Class B common stock, par value $0.01 per share; 4,608,945 and
4,755,000 shares authorized, issued and outstanding as of June 30, 1999 and December 31, 1998, respectively	46	47
Additional paid-in capital	49,105	49,574
Retained deficit	(3,453)	(5,380)
Minimum pension liability adjustment	(2,302)	(2,302)
Common stock held in Treasury, at cost; 602,760 and 399,390 shares
at June 30, 1999 and December 31, 1998, respectively	(5,653)	(4,133)

Total stockholders' equity	37,790	37,853

Total liabilities and stockholders' equity	$245,564	$231,865

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	1999	1998	1999	1998
	(In thousands, except per share amounts)

Net sales	$64,306	$69,750	$129,693	$133,625
Cost of sales	45,618	48,749	92,812	95,267
Selling, general and administrative expenses	16,084	15,943	31,711	31,167

Income from operations	2,604	5,058	5,170	7,191
Other income (expense):
Interest income	460	282	948	460
Interest expense	(2,033)	(1,671)	(4,129)	(3,346)
Other income	919	573	1,164	668
Other expense	(36)	(76)	(56)	(135)

Income before income taxes	1,914	4,166	3,097	4,838
Provision for income taxes	724	1,521	1,170	1,766

Net income	$1,190	$2,645	$1,927	$3,072

Net income per common share, basic & diluted	$0.14	$0.29	$0.22	$0.34

Weighted average number of common and equivalent shares outstanding	8,761	9,038	8,870	9,038

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock par value $0.01		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss Adjustment*	Treasury Stock		Comprehensive Income
	Class A	Class B					Total

Balance, December 31, 1997	$47	$47	$49,574	($12,820)	($1,122)	($3,943)	$31,783
Purchase of treasury stock						(190)	(190)
Minimum pension liability
Adjustment, net of tax					(1,180)		(1,180)	($1,180)
Net income				7,440			7,440	$7,440

Net comprehensive income								$6,260

Balance, December 31, 1998	47	47	49,574	(5,380)	(2,302)	(4,133)	37,853
Purchase of treasury stock						(1,520)	(1,520)
Purchase and retirement of
Class B Common Stock		(1)	(469)				(470)
Net income				1,927			1,927	$1,927

Net comprehensive income								$1,927

Balance, June 30, 1999	$47	$46	$49,105	($3,453)	($2,302)	($5,653)	$37,790

*Entire amount relates to minimum pension liability adjustment.

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	1999	1998
	(In thousands)
Cash flows from operating activities:
Net income	$1,927	$3,072
Adjustments to reconcile net income to net cash provided/(used)
by operating activities:
Depreciation	5,089	4,865
Amortization and write-off of deferred refinancing fees	409	474
Provision for bad debt	87	--
Changes in certain assets and liabilities:
Accounts and notes receivable	(8,139)	(11,432)
Inventories	(16,949)	(4,907)
Prepaid expenses and other current assets	(738)	1,864
Accounts payable	4,887	3,815
Accrued expenses	8,572	10,884
Other liabilities	652	(596)

Net cash provided/(used) by operating activities	(4,203)	8,039

Cash flows from investing activities:
Capital expenditures	(7,289)	(3,773)
Purchase of short-term investments	(4,301)	(11,700)
Maturities of short-term investments	4,301	9,500

Net cash used by investing activities	(7,289)	(5,973)

Cash flows from financing activities:
Purchase and retirement of Class B stock	(470)	--
Purchase of treasury stock	(1,520)	--

Net cash used by financing activities	(1,990)	--

Net increase/(decrease) in cash and cash equivalents	(13,482)	2,066
Cash and cash equivalents:
Beginning of period	50,344	11,069

End of period	$36,862	$13,135

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Basis of Presentation

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1998.

2. Inventories

A summary of the major classifications of inventories is as follows:

	June 30, 1999	December 31, 1998

Finished goods	$51,308	$36,018
Work-in-process	4,381	3,106
Raw materials and supplies	6,452	6,068

	$62,141	$45,192

If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $1,544 and $1,251 lower than reported at June 30, 1999 and December 31, 1998, respectively.

3. Income Per Share

Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and fully diluted net income per common share for the three and six month periods ending June 30, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and six months ended June 30, 1999 as compared to three and six months ended June 30, 1998.

Net sales for the second quarter of 1999 were $64.3 million as compared to $69.7 million in the second quarter of 1998, a decrease of $5.4 million or 7.8%. Year-to-date net sales for the first six months of 1999 were $129.7 million, a decrease of $3.9 million or 2.9% from the first six months of 1998. The decrease in sales in the second quarter and first half of 1999 from the comparable periods in 1998 is due to both lower selling prices and lower unit volume. Competitive pressures have necessitated reductions in pricing of certain products which have reduced overall average selling prices 3.0% to 3.5% in 1999 from 1998. Unit volume has declined primarily due to a reduction in the number of retail buying group stores selling the Company's products.

Gross profit for the second quarter of 1999 was $18.7 million, down $2.3 million from $21.0 million in the second quarter of 1998. Gross profit as a percent of net sales declined to 29.1% in the second quarter of 1999 from 30.1% in the second quarter of 1998. Gross profit for the first six months of 1999 was $36.9 million (28.4% of net sales) as compared to $38.4 million (28.7% of net sales) in the first half of 1998. The decline in gross profit was due to lower sales, while the decline in gross profit as a percent of sales was due to the lower selling prices, partly offset by lower raw material costs and improved manufacturing productivity.

Selling, general and administrative expenses were $16.1 million in the second quarter of 1999, up 0.9% from the second quarter of 1998. As a percent of net sales, selling, general and administrative expenses were 25.0% in the second quarter of 1999 as compared to 22.9% in the second quarter of 1998. For the six months ended June 30, 1999, selling, general and administrative expenses were 24.5% of net sales, as compared to 23.3% in the same period one year earlier. Selling, general and administrative costs in the second quarter and first half of 1999 include costs associated with launching a new wood laminate product line. These costs offset declines in other sales related costs.

Income from operations for the second quarter of 1999 was $2.6 million (4.0% of net sales) as compared to $5.1 million (7.3% of net sales) in the second quarter of 1998. Operating income for the first six months of 1999 was $5.2 million (4.0% of net sales), down from $7.2 million (5.4% of net sales) in the first half of 1998. Operating income and margins declined primarily due to the lower sales.

Interest income for the three and six month periods ending June 30, 1999 increased from year earlier levels as a result of higher average levels of invested cash. Interest expense for the three and six month periods ended June 30, 1999 increased from year earlier levels due to higher levels of long-term debt slightly offset by a lower interest rate. Other income for the three and six month periods ending June 30, 1999 increased from year earlier levels due to additional revenue from licensing and sundry income.

Net income for the second quarter of 1999 was $1.2 million, compared with $2.6 million for the same period last year, reflecting the lower sales and operating income. Year-to-date net income through June 30, 1999 was $1.9 million as compared with $3.1 million in the first six months of 1998.

Liquidity and Capital Resources

Cash and cash equivalents declined $13.5 million for the six months ended June 30, 1999 to $36.9 million. Working capital at June 30, 1999 was $66.5 million, down slightly from $68.5 million at December 31, 1998. The ratio of current assets to current liabilities at June 30, 1999 was 2.1 compared to 2.4 at December 31, 1998. The ratio of debt to total capital at June 30, 1999 was .41 compared to .43 at December 31, 1998. Cash used by operations was $4.2 million for the first six months of 1999, compared to cash provided by operations of $8.0 million in the first six months of 1998. The increase in cash used by operations in the first half of 1999 over the first half of 1998 was due to purchases of inventory for the introduction of the wood laminate product line and increases in sheet products inventory resulting from larger, more economical production runs.

Capital expenditures were $7.3 million for the first six months of 1999 and are expected to increase during the balance of the year. Total 1999 capital spending is projected to be approximately $18.0 to $20.0 million.

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

In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of June 30, 1999, the Company had repurchased 270,475 shares of its common stock for an aggregate cost of $2.2 million pursuant to this plan. Expenditures on share repurchases in the first half of 1999 totaled $2.0 million.

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

In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of June 1999, the Company has completed work on 97% of the systems identified as requiring modification. The remaining systems, none of which are critical to the Company's operations, are scheduled for modification during the third quarter of 1999.

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

The following table summarizes the Company's direct Year 2000 compliance expenditures (actual and planned) by year:

(In thousands)	1997	1998	1999

Expenses paid to third parties	$52	$330	$127
Allocated payroll costs	174	386	59
Capital expenditures	5	206	--

In addition to work undertaken explicitly to achieve Year 2000 compliance, the Company has replaced or upgraded a number of systems in the ordinary course of business where the replacement or upgrade has, in addition to its primary benefits, also provided Year 2000 compliance. The nature of these costs, and their accounting treatment, is the same as described above. The following table summarizes the Company's actual or planned expenditures on systems improvements undertaken for reasons unrelated to the Year 2000, but also serving to achieve Year 2000 compliance:

(In thousands)	1997	1998	1999

Expenses paid to third parties	$13	$76	$113
Allocated payroll costs	48	37	--
Capital expenditures	92	144	126

The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company completed a survey of all locations and identified 12 devices needing modification or replacement at an aggregate cost of $0.2 million. The Company has replaced 9 of these devices and plans to replace the remaining 3 during the routine plant shutdown in the third quarter of 1999.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of June 30, 1999 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders held on May 5, 1999, the following actions were taken:

Three nominees were elected as Class C Directors who will hold office until the Annual Meeting of Stockholders in 2002 and until their successors are duly elected and qualify.

Name	Votes For	Votes Withheld

Roger S. Marcus	11,905,427	36,250
John N. Irwin III	11,906,359	35,318
Cyril C. Baldwin, Jr.	11,906,176	35,501

The following persons are the other directors of the Company whose term of office as a director continued after the meeting:

C. Barnwell Straut Mark N. Kaplan David N. Hurwitz	Richard G. Marcus William M. Marcus

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:	11. Computation of Per Share Earnings
27. Financial Data Schedule

(b)	Reports on Form 8-K: None

CONGOLEUM CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONGOLEUM CORPORATION (Registrant)

Date: August 11, 1999	By: /s/
(signature)

Howard N. Feist III Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit	Number

Computation of Per Share Earnings	11

Financial Data Schedule	27

EXHIBIT 11

Congoleum Corporation
Computation of Income Per Common Share
(Amounts in thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic Earnings Per Common Share:	1999	1998	1999	1998

Income per common and common equivalent share	$1,190	$2,645	$1,927	$3,072

Weighted average common shares outstanding	8,761	9,038	8,870	9,038

Weighted average common shares	8,761	9,038	8,870	9,038

Income per common share	$0.14	$0.29	$0.22	$0.34

Diluted Earnings Per Common Share:

Income per common and common equivalent share	$1,190	$2,645	$1,927	$3,072

Weighted average common shares outstanding	8,761	9,038	8,870	9,038

Weighted average common and common equivalent shares	8,761	9,038	8,870	9,038

Income per common and common equivalent share	$0.14	$0.29	$0.22	$0.34

(1) Computed based on the treasury stock method.