Form 10-Q
period 1999-09-30
CONGOLEUM CORP
filed 1999-11-12
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 1999

Class A Common Stock	3,810,290
Class B Common Stock	4,608,945

CONGOLEUM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONGOLEUM CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	1999	1998
	(Unaudited)
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,745	$50,344
Accounts and notes receivable, net	19,524	15,880
Inventories	58,712	45,192
Prepaid expenses and other current assets	4,095	3,022
Deferred income taxes	2,939	3,046

Total current assets	118,015	117,484
Property, plant and equipment, net	93,686	87,954
Goodwill, net	11,495	11,819
Deferred income taxes	1,028	1,863
Other noncurrent assets	10,374	12,745

Total assets	$234,598	$231,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,802	$14,399
Accrued expenses	36,417	31,209
Accrued income taxes	407	317
Deferred income taxes	4,618	3,058

Total current liabilities	55,244	48,983
Long-term debt	99,563	99,526
Other liabilities	20,821	23,501
Noncurrent pension liability	11,366	12,130
Accrued postretirement benefit obligation	9,900	9,872

Total liabilities	196,894	194,012

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share; 20,000,000
shares authorized; 4,736,950 and 4,658,000 shares issued;
3,826,590 and 4,258,610 shares outstanding as of
September 30, 1999 and December 31, 1998, respectively	47	47
Class B common stock, par value $0.01 per share; 4,608,945
and 4,755,000 shares authorized, issued and outstanding as of
September 30, 1999 and December 31, 1998, respectively	46	47
Additional paid-in capital	49,105	49,574
Retained deficit	(1,947)	(5,380)
Minimum pension liability adjustment	(2,302)	(2,302)
Common stock held in Treasury, at cost; 910,360 and 399,390
shares at September 30, 1999 and December 31, 1998,
respectively	(7,245)	(4,133)

Total stockholders' equity	37,704	37,853

Total liabilities and stockholders' equity	$234,598	$231,865

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998
	(In thousands, except
	per share amounts)

Net sales	$62,495	$68,644	$192,188	$202,269
Cost of sales	43,335	46,714	136,148	141,981
Selling, general and administrative expenses	15,512	14,597	47,223	45,764

Income from operations	3,648	7,333	8,817	14,524
Other income (expense):
Interest income	394	507	1,343	967
Interest expense	(1,935)	(1,934)	(6,064)	(5,280)
Other income	341	294	1,505	962
Other expense	(29)	(50)	(86)	(185)

Income before income taxes	2,419	6,150	5,515	10,988
Provision for income taxes	913	2,244	2,082	4,010

Income before extraordinary item	1,506	3,906	3,433	6,978

Extraordinary item - early retirement of
debt, net of income tax benefit	--	(2,413)	--	(2,413)

Net income	$1,506	$1,493	$3,433	$4,565

Net income per share before extraordinary item	$0.17	$0.43	$0.39	$0.77

Extraordinary item	--	(0.26)	--	(0.26)

Net income per common share, basic and diluted	$0.17	$0.17	$0.39	$0.51

Weighted average number of common and
equivalent shares outstanding	8,662	9,038	8,800	9,038

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock par value $0.01		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss Adjustment*	Treasury Stock		Comprehensive Income
	Class A	Class B					Total

Balance, December 31, 1997	$47	$47	$49,574	$(12,820)	$(1,122)	$(3,943)	$31,783
Purchase of treasury stock						(190)	(190)
Minimum pension liability
Adjustment, net of tax					(1,180)		(1,180)	$(1,180)
Net income				7,440			7,440	7,440

Net comprehensive income								$6,260

Balance, December 31, 1998	47	47	49,574	(5,380)	(2,302)	(4,133)	37,853
Purchase of treasury stock						(3,112)	(3,112)
Purchase and retirement of
Class B Common Stock		(1)	(469)				(470)
Net income				3,433			3,433	$3,433

Net comprehensive income								$3,433

Balance, September 30, 1999	$47	$46	$49,105	$(1,947)	$(2,302)	$(7,245)	$37,704

*Entire amount relates to minimum pension liability adjustment.

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	1999	1998
	(In thousands)

Cash flows from operating activities:
Net income	$3,433	$4,565
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	7,624	7,330
Amortization and write-off of deferred refinancing fees	613	689
Loss on early retirement of debt	--	3,809
Deferred taxes	2,502	--
Changes in certain assets and liabilities:
Accounts and notes receivable	(3,644)	(7,943)
Inventories	(13,520)	353
Prepaid expenses and other current assets	(1,262)	911
Accounts payable	(597)	2,211
Accrued expenses	5,298	5,952
Other liabilities	(1,108)	(764)

Net cash (used) provided by operating activities	(661)	17,113

Cash flows from investing activities:
Capital expenditures	(13,356)	(7,037)
Purchase of short-term investments	(4,301)	(15,000)
Maturities of short-term investments	4,301	19,600

Net cash used by investing activities	(13,356)	(2,437)

Cash flows from financing activities:
Issue long-term debt	--	99,505
Debt issuance costs	--	(2,821)
Payments to reduce long-term debt	--	(76,594)
Premium payments on early retirement of debt	--	(2,563)
Purchase and retirement of Class B stock	(470)	--
Purchase of treasury stock	(3,112)	--

Net cash (used) provided by financing activities	(3,582)	17,527

Net (decrease) increase in cash and cash equivalents	(17,599)	32,203
Cash and cash equivalents:
Beginning of period	50,344	11,069

End of period	$32,745	$43,272

The accompanying notes are an integral part
of the condensed financial statements.

CONGOLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Basis of Presentation

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1998.

2. Inventories

A summary of the major classifications of inventories is as follows:

	September 30, 1999	December 31, 1998

Finished goods	$47,579	$36,018
Work-in-process	4,088	3,106
Raw materials and supplies	7,045	6,068

	$58,712	$45,192

If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $2,179 and $1,251 lower than reported at September 30, 1999 and December 31, 1998, respectively..

3. Income Per Share

Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and diluted net income per common share for the three and nine month periods ending September 30, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Three and nine months ended September 30, 1999 as compared to three and nine months ended September 30, 1998.

Net sales for the third quarter of 1999 were $62.5 million as compared to $68.6 million for the third quarter of 1998, a decrease of $6.1 million or 9.0%. Year-to-date net sales for the first nine months of 1999 were $192.2 million, a decrease of $10.1 million or 5.0% from the first nine months of 1998. The decline in sales for the current quarter and year-to-date periods versus comparable year ago periods is primarily due to 3% lower average selling prices and declines in sales of commercial products and promotional goods.

Gross profit for the third quarter of 1999 was $19.2 million, down $2.8 million from $21.9 million in the third quarter of 1998. Gross profit as a percent of net sales in the third quarter of 1999 was 30.7%, compared to 31.9% in the third quarter of 1998. Year-to-date gross profit for the first nine months of 1999 was $56.0 million (29.2% of net sales), down from $60.3 million (29.8% of net sales) in the first nine months of 1998. Gross profits and gross profit margins for the quarter and year-to-date are below comparable year ago levels due to lower average selling prices which have offset the benefit of improved manufacturing efficiency. Production volumes in the third quarter of 1999 were lower than the third quarter of 1998, which also contributed to the decline in gross profits and margin.

Selling, general and administrative expenses increased $0.9 million or 6.3% to $15.5 million in the third quarter of 1999 from $14.6 million in the third quarter of 1998. As a percent of net sales, selling, general, and administrative expenses were 24.8% for the third quarter of 1999 and 21.3% for the third quarter of 1998. Selling, general, and administrative expenses for the first nine months of 1999 were $47.2 million (24.6% of net sales), compared to $45.8 million (22.6% of net sales) in the same period last year. Selling, general and administrative expenses for the three and nine months ended September 30, 1999 have increased over the prior year's quarter and year-to-date amounts primarily due to costs associated with the launch of the Company's laminate flooring product line. Selling, general and administrative expenses have increased as a percent of sales because they are largely fixed, while overall sales have declined and laminate sales, although growing, are modest.

Income from operations for the third quarter of 1999 was $3.6 million (5.8% of net sales), compared to $7.3 million (10.7% of net sales) for the third quarter of 1998, a decrease of $3.7 million or 50.3%. Income from operations for the nine months ended September 30, 1999 totaled $8.8 million (4.6% of net sales), $5.7 million lower than the $14.5 million (7.2% of net sales) for the same period in 1998. Operating income and margins in 1999 are below the third quarter and nine months ended September 30, 1998 primarily due to the lower sales and gross profits.

Year-to-date interest expense for the first nine months of 1999 was $6.1 million, compared to $5.3 million in the same period of 1998, as a result of the increase in long-term debt when the Company refinanced its debt in 1998.

Net income for the third quarter of 1999 was $1.5 million, compared to net income before extraordinary item of $3.9 million in the third quarter of 1998. The Company recorded an extraordinary charge for debt extinguishment in connection with a note refinancing in the third quarter of 1998, which reduced net income in that period to $1.5 million.

Liquidity and Capital Resources

Cash and cash equivalents declined $17.6 million for the nine months ended September 30, 1999 to $32.7 million. Working capital at September 30, 1999 was $62.8 million, down slightly from $68.5 million at December 31, 1998. The ratio of current assets to current liabilities at September 30, 1999 was 2.1 compared to 2.4 at December 31, 1998. The ratio of debt to total capital at September 30, 1999 was .42 compared to .43 at December 31, 1998. Cash used by operations was $0.7 million for the first nine months of 1999, compared to cash provided by operations of $17.1 million in the first nine months of 1998. The increase in cash used by operations in the first nine months of 1999 over the first nine months of 1998 was primarily due to purchases of inventory for the introduction of the wood laminate product line and increases in sheet products inventory resulting from larger, more economical production runs.

Capital expenditures were $13.4 million for the first nine months of 1999. Total 1999 capital spending is projected to be approximately $18 to $20 million and 2000 capital spending is projected to be approximately $15 million.

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

In 1998, the Company's Board of Directors approved a new plan to expend up to $5.0 million to repurchase the Company's common stock. As of September 30, 1999, the Company had repurchased 602,265 shares of its common stock for an aggregate cost of $3.8 million pursuant to this plan. Expenditures on share repurchases in the first nine months of 1999 totaled $3.6 million.

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

In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of September 1999, the Company has completed work on all of the systems identified as requiring modification.

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

(In thousands)	1997	1998	1999

Expenses paid to third parties	$13	$76	$95
Allocated payroll costs	48	37	--
Capital expenditures	92	144	126

The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company completed a survey of all locations and identified and replaced 12 devices needing modification or replacement at an aggregate cost of $0.2 million.

Although the Company believes it has taken the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that all third parties will be Year 2000 compliant or that unforeseen Year 2000 issues will not arise. Management currently believes the worst case scenario with any reasonable probability is that a small number of vendors, who are not critical to the operation of the Company's business, will be unable to supply materials for a short time after January 1, 2000, and that minor additional systems modifications not identified during evaluation or testing will be identified and corrected in a matter of days. The Company does not anticipate any disruption of service to its customers.

The Company has prepared contingency plans for the various potential disruptions that could occur in spite of its own efforts and representations from its distributors and suppliers.

The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments, stock and note repurchases and planned capital expenditures through the foreseeable future.

Some of the information presented in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) increases in raw material prices, (ii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Company, (iii) unfavorable developments in the national economy or in the housing industry in general, (iv) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Company's facilities or distributors and (v) the future cost and timing of payments associated with environmental, product and general liability claims.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 30, 1999 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

CONGOLEUM CORPORATION (Registrant)

Date: November 10, 1999	By: /s/ Howard N. Feist III
(signature)

Howard N. Feist III Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit	Number

Computation of Per Share Earnings	11

Financial Data Schedule	27

EXHIBIT 11

Congoleum Corporation
Computation of Income Per Common Share
(Amounts in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998

Basic Earnings Per Common Share:

Income before extraordinary item per common and
common equivalent share	$1,506	$3,906	$3,433	$6,978

Extraordinary item - early retirement of debt,
net of income tax benefit	-	(2,413)	-	(2,413)

Income per common and common equivalent share	$1,506	$1,493	$3,433	$4,565

Weighted average common shares outstanding	8,662	9,038	8,800	9,038

Income per common share before extraordinary item	$0.17	$0.43	$0.39	$0.77

Extraordinary item	-	(0.26)	-	(0.26)

Income per common share	$0.17	$0.17	$0.39	$0.51

Diluted Earnings Per Common Share:

Income before extraordinary item per common and
common equivalent share	$1,506	$3,906	$3,433	$6,978

Extraordinary item - early retirement of debt, net of
income tax benefit	-	(2,413)	-	(2,413)

Income per common and common equivalent share	$1,506	$1,493	$3,433	$4,565

Weighted average common shares outstanding	8,662	9,038	8,800	9,038

Weighted average common and common equivalent shares	8,662	9,038	8,800	9,038

Income per common share before extraordinary item	$0.17	$0.43	$0.39	$0.77

Extraordinary item	-	(0.26)	-	(0.26)

Income per common share	$0.17	$0.17	$0.39	$0.51

(1) Computed based on the treasury stock method.