Form 10-K
period 1999-12-31
CONGOLEUM CORP
filed 2000-03-28
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 2, 2000, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $11.4 million based on the closing price ($3.1875 per share) on the New York Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 2, 2000, an aggregate of 3,651,190 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II. Portions of Congoleum Corporation's Annual Report to Shareholders for the year ended December 31, 1999

      Part  III. Portions of the Congoleum Corporation's Proxy Statement for the
                 Annual Meeting of Shareholders to be held on May 9, 2000

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

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wearlayer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a high-gloss coating. The Company also produces through-chip inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wearlayer and a urethane coating in some cases. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wearlayers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases for resale: wood laminates, sundries, and accessory products.

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

Distribution

      The Company currently sells its products through approximately 23 distributors providing approximately 82 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 1999, the backlog of unshipped orders was $7.3 million, compared to $13.9 million at December 31, 1998.

      The Company considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 1999, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Western U.S., LD Brinkman & Co. Together, they accounted for 49% of the Company's net sales in 1999.

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

Research and Development

      The Company's research and development efforts concentrate on new product development, trying to increase product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 1999 were $4.2 million, compared to $3.8 million and $3.7 million for the years ended December 31, 1998 and 1997, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be material. In connection with the Acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and the Company agreed to be financially responsible for any cleanup measures required. In 1999, the Company incurred capital expenditures of approximately $.3 million for environmental compliance and control facilities.

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

Employees

      At December 31, 1999, the Company employed a total of 1,277 personnel compared to 1,250 employees at December 31, 1998.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 719 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement which expires in May 2003. The Marcus Hook plant has a five-year collective bargaining agreement which expires in November 2003. The Trenton sheet plant has a five-year collective bargaining agreement which expires in February 2001. The Finksburg plant has no union affiliation. In the past five years, there have been no significant strikes by employees at the Company and the Company believes that its employee relations are satisfactory.

Executive Officers of the Registrant

      The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 2000.

Roger S. Marcus (Age 54)

Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since 1993, and Chairman since 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 52)

Richard G. Marcus has been Vice Chairman of the Company since 1994, and a Director since 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief Operating Officer (since 1992) of American Biltrite.

Robert N. Agate (Age 55)

Robert N. Agate has been Executive Vice President of the Company since 1998. Prior thereto, he was Senior Vice President - Manufacturing of the Company since 1993, and was Vice President of Manufacturing of the Tile Division of American Biltrite (since 1981).

David W. Bushar (Age 53)

David W. Bushar has been Senior Vice President - Manufacturing of the Company since 1998. Prior thereto, he was Manager, Technical Services since 1997 and as Plant Manager of the Company's Trenton, New Jersey sheet facility since 1993.

Michael L. Dumont (Age 45)

Michael L. Dumont has been Senior Vice President - Sales of the Company since 1999. Prior thereto, he had served as Regional Sales Manager - Southwest Territory (since 1995) and Regional Manager - Western Territory (since 1991).

Howard N. Feist III (Age 43)

Howard N. Feist III has been Chief Financial Officer and Secretary of the Company since 1988. Mr. Feist is also Vice President - Finance and Chief Financial Officer of American Biltrite (since January 2000).

Dennis P. Jarosz (Age 54)

Dennis P. Jarosz has been Senior Vice President - Marketing since 1995. Prior thereto, he had served as Vice President - Marketing since 1993 and Vice President - Sales & Marketing of the Tile Division of American Biltrite (since
1986).

Sidharth Nayar (Age 39)

Sidharth Nayar has been Sr. Vice President - Finance of the Company since 1999. Prior thereto, he had served as Vice President - Finance since 1998 and Vice President - Controller since 1994.

Peter J. Rohrbacher (Age 48)

Peter J. Rohrbacher has been Senior Vice President - Research and Engineering of the Company since 1997. Prior thereto, he had served as Senior Vice President - Engineering (since 1993), Vice President - Coatings of the Company (since 1993), and Vice President - Research & Development of the Tile Division of American Biltrite (since 1988).

Thomas A. Sciortino (Age 53)

Thomas A. Sciortino has been Senior Vice President - Administration of the Company since 1993. Prior thereto, he was Vice President - Finance of the Tile Division of American Biltrite (since 1982).

Merrill M. Smith (Age 74)

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

Item 2. PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, where it has a lease expiring in 2000, as well as storage space in Trenton, New Jersey, which are described below:

     Location             Owned/Leased        Usage                 Square Feet
     --------             ------------        -----                 -----------

     Finksburg, MD        Owned               Felt                     107,000
     Marcus Hook, PA      Owned               Sheet Flooring         1,000,000
     Trenton, NJ          Owned               Sheet Flooring         1,050,000
     Trenton, NJ          Owned               Tile Flooring            282,000
     Trenton, NJ          Leased              Warehousing              111,314
     Mercerville, NJ      Leased              Corporate Offices         33,597

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

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 69% of the hours available on a five-day, three-shift basis in 1999, with the corresponding figure for individual production lines ranging from 3% to 113%.

      Although many of the Company's manufacturing facilities have been substantially depreciated, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3. LEGAL PROCEEDINGS

      As of December 31, 1999 the Company was named as a defendant, together in most cases with numerous other defendants, in approximately 670 pending lawsuits (including workers' compensation cases) involving approximately 6,246 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases seek compensation for injuries sustained in the course of their employment by third parties (or, in the workers' compensation cases, by the Company) as a result of exposure to asbestos in products manufactured by the Company or the Tile Division of American Biltrite. The Company discontinued the manufacture of asbestos-containing sheet vinyl flooring products in 1983 and the Tile Division ceased manufacturing asbestos-containing vinyl tile flooring products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless significant amounts of free asbestos fibers become airborne. All of the asbestos in the asbestos-containing products previously sold by the Company and the Tile Division was fully bonded or encapsulated during the manufacturing process. During 1999 approximately 234 personal injury cases involving the Company were either settled or dismissed and approximately 247 new cases were commenced against the Company. The total indemnity costs incurred during 1999 to settle personal injury claims involving the Company (other than the cost of the partial settlement in the personal injury case described below) was approximately $2.9 million. All of these costs were paid by the Company's insurance carriers. The average indemnity cost per resolved personal injury claim was $12 thousand in 1999. Costs per claim vary depending on a number of factors, including the number of plaintiffs, the nature of their alleged exposure and the forum in which the claim is brought. In 1997 a judgment was entered by the Superior Court of California in Los Angeles following a jury trial holding the Company and another defendant jointly and severally liable for $3.3 million in damages, subject to any applicable setoffs for previous settlements and proportionate liability under California law. The jury found that the Company was only liable for 25% of the non-economic damages sustained by the plaintiff. However, as a result of post-verdict motions the court ruled that California Proposition 51 establishing proportionate liability for non-economic damages did not apply. The Company appealed this decision to the Court of Appeals of the State of California. In August 1999 the appellate court reversed the trial court's decision on the applicability of California Proposition 51 and ordered the trial court to enter a judgment against the Company for $818 thousand. The Company's insurance carrier has paid the Company's defense costs in this matter and has indicated that it would be responsible for paying the ultimate judgment in this case, subject to the insurance carrier's denial of liability with respect to a partial settlement of certain related claims effected by the Company which the Company is contesting. Although there can be no assurance, the Company believes, based upon the nature of the asbestos-containing products formerly manufactured by the Company and the Tile Division and its experience with cases to date, and based upon insurance coverage it believes it has, that any potential liabilities it may have with respect to these personal injury cases will not have a material adverse effect on the results of operations or financial condition of the Company.

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

      The most significant disposal site environmental matter in which the Company has been named as a PRP relates to a recycling facility in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998, however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group for this site has estimated that the future costs of groundwater remediation would be approximately $26 million of which, based on waste allocations among members of the PRP group, the Company's share was estimated to be approximately 5.5%. At December 31, 1999, the Company believes its probable liability with respect to this site, based upon present facts and circumstances, will be approximately $.3 million ($1.5 million estimated liability net of anticipated insurance recoveries of $1.2 million). Although there can be no assurance, the Company does not believe, based upon present facts and circumstances, that its probable liability with respect to any of the other pending disposal site environmental remediation matters to which it is a party will be material to the results of operations or financial condition of the Company.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to all information under the caption "Market Information" on page 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).

Item 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to all information under the heading "Selected Financial Data" on page 8 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (included as Exhibit 13.1 to this Annual Report on Form 10-K).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 1999 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by these Items (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of the Company and the report of independent auditors are incorporated herein by reference in the Company's Annual Report to Shareholders for the year ended December 31, 1999 (included as Exhibit 13.1 to this Annual Report on Form 10-K).

                                                                   Annual Report
                                                                    Page Number
                                                                    -----------

            Report of Independent Auditors                               28
            Balance Sheets at December 31, 1999 and
                     December 31, 1998                                   13
            Statements of Operations for each of the
                     three years ended December 31,
                     1999, 1998 and 1997                                 14
            Statements of Changes in Stockholders'
                     Equity for each of the three years
                     ended December 31, 1999, 1998 and 1997              15
            Statements of Cash Flows for each of the
                     three years ended December 31, 1999,
                     1998 and 1997                                       16
            Notes to Financial Statements                                17
            Supplementary Data
                     Quarterly Financial Data (Unaudited)                27

      (2) The following financial statement schedule is included in this report on Form 10-K:

                                                                    Page Number
                                                                    -----------

                     Schedule II - Valuation and Qualifying Accounts     24

            All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 21 through 23.

Exhibit                              Exhibit
Number                               -------
------

      2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries Incorporated ("Hillside"), Congoleum Holdings Incorporated ("Congoleum Holdings"), Resilient Holdings Incorporated ("Resilient Holdings") and the Company.

      3.1   Certificate of Incorporation of the Company, as amended.

Exhibit                              Exhibit
Number                               -------
------

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

 10.12.1 First Amendment, dated February 8, 1995, to the Stockholders Agreement, by and among Hillside, American Biltrite and the Company.

   10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.

 10.13.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.

 10.13.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.

 10.13.3 Third Amendment, dated as of March 15, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.

Exhibit                              Exhibit
Number                               -------
------

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

   10.26    The First Union Loan Agreement (see Exhibit 4.6).

 10.26.1    The Joinder Agreement (see Exhibit 4.6.1).

   10.27    Form of Non-Qualified, Non-Employee Directors Stock Option Plan.

    11.1    Statement regarding computation of earnings per common share.

    13.1 Pages 8 through 29 of the Congoleum Annual Report to Shareholders for the year ended December 31, 1999.

    21.1    Subsidiaries of the Company.

    23.1    Consent of Ernst & Young LLP.

    27.1    Financial Data Schedule.

      (b)   Reports on Form 8-K.

                  During the quarter ended December 31, 1999 the Company filed no current reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2000.

                              CONGOLEUM CORPORATION

                              By: /s/
                                  ----------------------------------------------
                              Roger S. Marcus
                              President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----


/s/                               President, Chairman, Chief      March 27, 2000
---------------------------       Executive Officer
Roger S. Marcus                   and Director (Principal
                                  Executive Officer)


/s/                               Chief Financial Officer         March 27, 2000
---------------------------       (Principal Financial and
Howard N. Feist III               Accounting Officer)


/s/                               Vice Chairman and Director      March 27, 2000
---------------------------
Richard G. Marcus


/s/                               Director                        March 27, 2000
---------------------------
William M. Marcus


/s/                               Director                        March 27, 2000
---------------------------
John N. Irwin III


/s/                               Director                        March 27, 2000
---------------------------
Cyril C. Baldwin, Jr.


/s/                               Director                        March 27, 2000
---------------------------
David N. Hurwitz


/s/                               Director                        March 27, 2000
---------------------------
Mark N. Kaplan


/s/                               Director                        March 27, 2000
---------------------------
C. Barnwell Straut

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

  *********10.26   The First Union Loan Agreement (see Exhibit 4.6).

*********10.26.1   The Joinder Agreement (see Exhibit 4.6.1).

           10.27   Form of Non-Qualified, Non-Employee Directors Stock Option
                   Plan.

            11.1   Statement regarding computation of earnings per common share.

            13.1 Pages 8 through 29 of the Congoleum Annual Report to Shareholders for the year ended December 31, 1999.

Exhibit
Number                                     Exhibit
------                                     -------

   *********21.1   Subsidiaries of the Company.

            23.1   Consent of Ernst & Young LLP.

            27.1   Financial Data Schedule.

-------------
**              Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1
                (File No. 33-71836) declared effective by the Securities and
                Exchange Commission on January 25, 1994.
***             Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1
                (File No. 33-87282) declared effective by the Securities and
                Exchange Commission on February 1, 1995.
****            Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
*****           Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
******          Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
*******         Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997.
********        Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996.
*********       Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998.
**********      Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-8
                (File No. 33-84387) declared effective by the Securities and Exchange Commission on August 3, 1999.

                                                                     SCHEDULE II
                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                     -------

                                        Balance at                                                         Balance
                                        Beginning                Other                                      at end
                                        of Period               Changes           Deductions (a)          of Period
                                        ---------               -------           --------------          ---------
Year ended December 31, 1999:
     Allowance for doubtful
          accounts and cash
          discounts                       $(3,336)               $  (53)(b)         $     --               $(3,283)

Year ended December 31, 1998:
     Allowance for doubtful
          accounts and cash
          discounts                       $(3,294)               $  (39)(b)         $     (3)              $(3,336)

Year ended December 31, 1997:
     Allowance for doubtful
          accounts and cash
          discounts                       $(3,406)               $   33 (b)         $     79               $(3,294)

      (a)   Balances written-off, net of recoveries.
      (b) Represents reduction of the allowance for doubtful accounts and cash discounts.