Form 10-Q
period 2000-03-31
CONGOLEUM CORP
filed 2000-05-11
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at April 30, 2000
   -----------------------------              --------------------------------

       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements:

            Balance Sheets as of March 31, 2000
            (unaudited) and December 31, 1999..................................3

            Statements of Operations for the three months
            ended March 31, 2000 and 1999 (unaudited)..........................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 1999 and the three months ended March 31,
            2000 (unaudited)...................................................5

            Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999 (unaudited)..........................6

            Notes to Unaudited Condensed Financial Statements .................7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................... 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk............11

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 2. Changes in Securities.................................................12

Item 3. Defaults Upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

Signatures ...................................................................13

Exhibit Index.................................................................14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS
                                                        March 31,   December 31,
                                                          2000          1999
                                                          ----          ----
                                                        (Unaudited)
                                                         (Dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents .........................    $19,856      $18,768
   Short-term investments ............................      4,478       19,232
   Accounts and notes receivable, net ................     22,595       13,745
   Inventories .......................................     54,460       54,599
   Prepaid expenses and other current assets .........      3,563        3,687
   Deferred income taxes .............................      2,986        3,515
                                                        ---------    ---------
      Total current assets ...........................    107,938      113,546
Property, plant and equipment, net ...................     98,834       96,404
Goodwill, net ........................................     11,279       11,387
Other noncurrent assets ..............................     10,396       10,480
                                                        ---------    ---------
      Total assets ...................................   $228,447     $231,817
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................     18,523       19,160
   Accrued expenses ..................................     30,569       30,597
   Accrued income taxes ..............................        308          311
      Deferred income taxes ..........................      3,525        3,757
                                                        ---------    ---------
      Total current liabilities ......................     52,925       53,825
Long-term debt .......................................     99,588       99,575
Other liabilities ....................................     18,312       18,405
Noncurrent pension liability .........................      9,021        9,230
Accrued postretirement benefit obligation ............      9,671        9,647
Deferred income taxes ................................        931        1,005
                                                        ---------    ---------
      Total liabilities ..............................    190,448      191,687

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;
   20,000,000 shares authorized; 4,736,950 shares
   issued; 3,651,190 and 3,711,190 shares
   outstanding as of March 31, 2000 and December 31,
   1999, respectively ................................         47           47
Class B common stock, par value $0.01 per share;
   4,608,945 shares authorized, issued and
   outstanding as of March 31, 2000 and December 31,
   1999, respectively ................................         46           46
Additional paid-in capital ...........................     49,105       49,105
Retained deficit .....................................     (2,386)        (452)
Minimum pension liability adjustment .................     (1,000)      (1,000)
                                                        ---------    ---------
                                                           45,812       47,746
                                                        ---------    ---------
Less common stock held in Treasury, at cost;
   1,085,760 and 1,025,760 shares at March 31,
   2000 and December 31, 1999, respectively ..........      7,813        7,616
                                                        ---------    ---------
      Total stockholders' equity .....................     37,999       40,130
                                                        ---------    ---------
      Total liabilities and stockholders' equity .....   $228,447     $231,817
                                                        =========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             2000          1999
                                                           (In thousands, except
                                                             per share amounts)

Net sales ..............................................    $56,868     $65,387
Cost of sales ..........................................     44,205      47,194
Selling, general and administrative expenses ...........     14,625      15,627
                                                           --------    --------
      (Loss) income from operations ....................     (1,962)      2,566
Other income (expense):
   Interest income .....................................        365         488
   Interest expense ....................................     (1,812)     (2,096)
   Other income ........................................        339         245
   Other expense .......................................         --         (20)
                                                           --------    --------
      (Loss) income before income taxes ................     (3,070)      1,183
   (Credit) provision for income taxes .................     (1,136)        446
                                                           --------    --------
      Net (loss) income ................................    $(1,934)       $737
                                                           ========    ========

      Net (loss) income per common share, basic and
           diluted .....................................      $(.23)       $.08
                                                           ========    ========

      Weighted average number of common and
           equivalent shares outstanding ...............      8,286       8,981
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                    Common Stock
                                  par value $0.01    Additional             Accumulated Other
                                  ----------------    Paid-in    Retained  Comprehensive Loss  Treasury               Comprehensive
                                  Class A   Class B   Capital    Deficit      Adjustment*        Stock       Total    Income (loss)
                                  -------   -------   -------    -------      -----------        -----       -----    -------------

Balance, December 31, 1998.....      $47       $47    $49,574    $(5,380)       $(2,302)        $(4,133)   $37,853

Purchase of treasury stock.....                                                                  (3,483)    (3,483)

Purchase and retirement of
    Class B stock..............                 (1)      (469)                                                (470)

Minimum pension liability
    adjustment, net of
    tax of $748................                                                   1,302                      1,302       $ 1,302

Net income.....................                                    4,928                                     4,928         4,928
                                                                                                                         -------

Net comprehensive income.......                                                                                          $ 6,230
                                  ------    ------    -------    -------        -------         -------    -------       =======


Balance, December 31, 1999.....       47        46     49,105       (452)        (1,000)         (7,616)    40,130

Purchase of treasury stock.....                                                                    (197)      (197)

Net income.....................                                   (1,934)                                   (1,934)      $(1,934)
                                                                                                                         -------

Net comprehensive income.......                                                                                          $(1,934)
                                  ------    ------    -------    -------        -------         -------    -------       =======


Balance, March 31, 2000........      $47       $46    $49,105    $(2,386)       $(1,000)        $(7,813)   $37,999
                                  ======    ======    =======    =======        =======         =======    =======

*Entire amount relates to minimum pension liability adjustment.

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2000        1999
                                                                       (In thousands)

Cash flows from operating activities:
   Net (loss) income ............................................    $(1,934)       $737
   Adjustments to reconcile net income to net cash used
    by operating activities:
      Depreciation ..............................................      2,606       2,555
      Amortization ..............................................        204         204
      Deferred income taxes .....................................        223          --
      Changes in certain assets and liabilities:
          Accounts and notes receivable .........................     (8,850)    (10,556)
          Inventories ...........................................        139      (7,425)
          Prepaid expenses and other current assets .............        124         175
          Accounts payable ......................................       (637)      4,286
          Accrued expenses ......................................        (31)      3,283
          Other liabilities .....................................       (278)        (48)
                                                                    --------    --------
             Net cash used by operating activities ..............     (8,434)     (6,789)
                                                                    --------    --------
   Cash flows from investing activities:
      Capital expenditures ......................................     (5,035)     (2,650)
      Maturities of short-term investments ......................     14,754          --
                                                                    --------    --------
             Net cash provided (used) by investing activities ...      9,719      (2,650)
                                                                    --------    --------
   Cash flows from financing activities:
      Purchase of Class B shares ................................         --        (470)
      Purchase of treasury stock ................................       (197)     (1,218)
                                                                    --------    --------
             Net cash used by financing activities ..............       (197)     (1,688)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents ............      1,088     (11,127)
Cash and cash equivalents:
   Beginning of period ..........................................     18,768      50,344
                                                                    --------    --------
   End of period ................................................    $19,856     $39,217
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

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1999.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                    March 31,      December 31,
                                                      2000             1999
                                                    ---------       -----------

           Finished goods.....................       $44,347         $43,719
           Work-in-process....................         4,015           2,743
           Raw materials and supplies.........         6,098           8,137
                                                    --------        --------
                                                     $54,460         $54,599

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $416 and $1,640 lower than reported at March 31, 2000 and December 31, 1999, respectively.

3.    Income (Loss) Per Share

      Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and fully diluted net income (loss) per common share for the three month periods ending March 31, 2000 and 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2000 as compared to three months ended March 31, 1999.

      Net sales for the first quarter of 2000 were $56.9 million compared to $65.4 million for the first quarter of 1999, a decrease of $8.5 million or 13.0%. The decrease in sales was due to lower sales of manufactured housing products, lower sales of promotional goods, and lower overall purchases by distributors, particularly a major one that was recently acquired. The Company anticipates sales will continue to be below prior year levels in the second quarter of 2000, but expects improved results in the second half of the year as a result of new product shipments.

      Gross profit for the first quarter of 2000 was $12.7 million compared to $18.2 million for the first quarter of 1999, a decrease of $5.5 million. As a percentage of sales, gross profit was 22.3% in the first quarter of 2000, as compared to 27.8% in the first quarter of 1999. The decrease in gross profits and gross profit margins was due to lower sales and production volumes, combined with higher raw material costs.

      Selling, general and administrative expenses were $14.6 million in the first quarter of 2000 compared to $15.6 million in the first quarter of 1999, a decrease of $1.0 million or 6.4%. As a percentage of sales, selling, general and administrative expenses were 25.7% for the first quarter of 2000, up from 23.9% for the first quarter of 1999. The decline in selling, general and administrative expenses was due to lower costs related to the Company's laminate line, which was launched in 1999, together with other reductions due to lower sales volume and expense reduction programs.

      Loss from operations for the first quarter of 2000 was $2.0 million (3.5% of net sales), compared to income of $2.6 million (3.9% of net sales) for the first quarter of 1999, a decrease of $4.5 million. The decline in operating income was due to the lower sales, partly offset by the reduced expenses.

      Net loss for the first quarter of 2000 was $1.9 million, compared to net income of $0.7 million for the first quarter of 1999, a decrease of $2.7 million. The effective tax rate for the first quarter of 2000 was 37.0%, compared with 37.8% for the first quarter of 1999. The decrease in the effective tax rate for 2000 is primarily due to lower effective state income tax rates.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $13.7 million for the three months ended March 31, 2000, to $24.3 million. Working capital at March 31, 2000 was $55.0 million, down slightly from $59.7 million at December 31, 1999. The ratio of current assets to current liabilities at March 31, 2000 was 2.0 compared to 2.1 at December 31, 1999. The ratio of debt to total capital at March 31, 2000 was .44 compared to .43 at December 31, 1999. Cash used by operations was $8.4 million for the first quarter of 2000, $1.6 million greater than the first quarter of 1999. This increase was primarily due to lower income and reductions of payables and accrued liabilities, largely offset by the benefit of inventory reduction efforts.

      Capital expenditures were $5.0 million for the first quarter of 2000. Total 2000 capital spending is projected to be approximately $15.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5 million of the Company's Common Stock. As of March 31, 2000, the Company had repurchased 777,665 shares of its Common Stock for an aggregate cost of $4.3 million pursuant to this plan. Expenditures on share repurchases in the first quarter of 2000 totaled $0.2 million.

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

Item 3:     Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of March 31, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

                                      CONGOLEUM CORPORATION
                                           (Registrant)


Date: May 11, 2000                    By: /s/ H. N. Feist III
                                      ----------------------------
                                            (signature)

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