Form 10-Q
period 2000-06-30
CONGOLEUM CORP
filed 2000-08-16
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       or

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

              Class                            Outstanding at July 28, 2000
   -----------------------------              --------------------------------

       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements:

            Balance Sheets as of June 30, 2000
            (unaudited) and December 31, 1999..............................3

            Statements of Operations for the three and six months
            ended June 30, 2000 and 1999 (unaudited).......................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 1999 and the six months ended
            June 30, 2000 (unaudited)......................................5

            Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999 (unaudited).......................6

            Notes to Unaudited Condensed Financial Statements .............7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........11

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.................................................12

Item 2. Changes in Securities and Use of Proceeds.........................12

Item 3. Defaults Upon Senior Securities...................................12

Item 4. Submission of Matters to a Vote of Security Holders...............12

Item 5. Other Information.................................................12

Item 6. Exhibits and Reports on Form 8-K..................................12

Signatures ...............................................................13

Exhibit Index.............................................................14

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                 June 30,    December 31,
                                                                   2000         1999
                                                                   ----         ----
                                                                (Unaudited)
                                                                 (Dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents .................................   $  18,495    $  18,768
   Short-term investments ....................................       6,503       19,232
   Accounts and notes receivable, net ........................      21,148       13,745
   Inventories ...............................................      55,020       54,599
   Prepaid expenses and other current assets .................       2,099        3,687
   Deferred income taxes .....................................       4,421        3,515
                                                                 ---------    ---------
      Total current assets ...................................     107,686      113,546
Property, plant and equipment, net ...........................      99,013       96,404
Goodwill, net ................................................      11,171       11,387
Other noncurrent assets ......................................      10,312       10,480
                                                                 ---------    ---------
      Total assets ...........................................   $ 228,182    $ 231,817
                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................   $  15,922    $  19,160
   Accrued expenses ..........................................      34,195       30,597
   Accrued income taxes ......................................         396          311
   Deferred income taxes .....................................       4,435        3,757
                                                                 ---------    ---------
      Total current liabilities ..............................      54,948       53,825
Long-term debt ...............................................      99,600       99,575
Other liabilities ............................................      18,495       18,405
Noncurrent pension liability .................................       8,661        9,230
Accrued postretirement benefit obligation ....................       9,663        9,647
Deferred income taxes ........................................       1,019        1,005
                                                                 ---------    ---------
      Total liabilities ......................................     192,386      191,687

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;
   20,000,000 shares authorized; 4,736,950 shares issued;
   3,651,190 and 3,711,190 shares outstanding as of
   June 30, 2000 and December 31, 1999, respectively .........          47           47
Class B common stock, par value $0.01 per share;
   4,608,945 shares authorized, issued and outstanding
   as of June 30, 2000 and December 31, 1999, respectively ...          46           46
Additional paid-in capital ...................................      49,105       49,105
Retained deficit .............................................      (4,589)        (452)
Minimum pension liability adjustment .........................      (1,000)      (1,000)
                                                                 ---------    ---------
                                                                    43,609       47,746
Less common stock held in Treasury, at cost; 1,085,760
   and 1,025,760 shares at June 30, 2000 and
   December 31, 1999, respectively ...........................       7,813        7,616
                                                                 ---------    ---------
      Total stockholders' equity .............................      35,796       40,130
                                                                 ---------    ---------
      Total liabilities and stockholders' equity .............   $ 228,182    $ 231,817
                                                                 =========    =========

                       The accompanying notes are an integral part
                          of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     2000         1999        2000         1999
                                                               (In thousands, except
                                                                 per share amounts)

Net sales .....................................   $  55,262    $  64,306    $ 112,130    $ 129,693
Cost of sales .................................      42,934       45,618       87,139       92,812
Selling, general and administrative expenses ..      14,475       16,084       29,100       31,711
                                                  ---------    ---------    ---------    ---------
      (Loss) income from operations ...........      (2,147)       2,604       (4,109)       5,170
Other income (expense):
   Interest income ............................         546          460          911          948
   Interest expense ...........................      (1,811)      (2,033)      (3,623)      (4,129)
   Other income ...............................         522          919          861        1,164
   Other expense ..............................          (1)         (36)          (1)         (56)
                                                  ---------    ---------    ---------    ---------
      (Loss) income before income taxes .......      (2,891)       1,914       (5,961)       3,097
   (Credit) provision for income taxes ........        (688)         724       (1,824)       1,170
                                                  ---------    ---------    ---------    ---------
      Net (loss) income .......................   $  (2,203)   $   1,190    $  (4,137)   $   1,927
                                                  =========    =========    =========    =========

      Net (loss) income per common share,
         basic & diluted ......................   $    (.27)   $     .14    $    (.50)   $     .22
                                                  =========    =========    =========    =========

      Weighted average number of common and
         equivalent shares outstanding ........       8,260        8,761        8,273        8,870
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           Accumulated
                                     Common Stock                             Other
                                   par value $0.01   Additional           Comprehensive
                                   ----------------   Paid-in  Retained       Loss        Treasury           Comprehensive
                                   Class A  Class B   Capital   Deficit    Adjustment*      Stock    Total      Income
                                   -------  -------   -------   -------    -----------      -----    -----      ------

Balance, December 31, 1998....     $   47   $   47   $49,574    $(5,380)    $(2,302)      $(4,133)  $37,853

Purchase of treasury stock....                                                             (3,483)   (3,483)

Purchase and retirement of
  Class B stock...............                  (1)     (469)                                          (470)

Minimum pension liability
  adjustment, net of tax
  of $748.....................                                                1,302                   1,302    $ 1,302

Net income....................                                    4,928                               4,928      4,928
                                                                                                               -------

Net comprehensive income......                                                                                 $ 6,230
                                   ------   ------   -------    -------     -------       -------   -------    =======

Balance, December 31, 1999....         47       46    49,105       (452)     (1,000)       (7,616)   40,130

Purchase of treasury stock....                                                               (197)     (197)

Net loss......................                                   (4,137)                             (4,137)   $(4,137)
                                                                                                               -------

Net comprehensive loss........                                                                                 $(4,137)
                                   ------   ------   -------    -------     -------       -------   -------    =======

Balance, June 30, 2000........     $   47   $   46   $49,105    $(4,589)    $(1,000)      $(7,813)  $35,796
                                   ======   ======   =======    =======     =======       =======   =======

*Entire amount relates to minimum pension liability adjustment.

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ---------------------
                                                                     2000         1999
                                                                      (In thousands)

Cash flows from operating activities:
   Net (loss) income ...........................................   $ (4,137)   $  1,927
   Adjustments to reconcile net income to net cash used
      by operating activities:
      Depreciation .............................................      5,274       5,089
      Amortization .............................................        409         409
      Deferred income taxes ....................................       (214)         --
      Provision for bad debt ...................................         --          87
      Changes in certain assets and liabilities:
          Accounts and notes receivable ........................     (7,403)     (8,139)
          Inventories ..........................................       (421)    (16,949)
          Prepaid expenses and other current assets ............      1,588        (738)
          Accounts payable .....................................     (3,238)      4,887
          Accrued expenses .....................................      3,683       8,572
          Other liabilities ....................................       (463)        652
                                                                   --------    --------
             Net cash used by operating activities .............     (4,922)     (4,203)
                                                                   --------    --------
   Cash flows from investing activities:
      Capital expenditures .....................................     (7,883)     (7,289)
      Purchase of short-term investments .......................     (6,453)     (4,301)
      Maturities of short-term investments .....................     19,182       4,301
                                                                   --------    --------
             Net cash provided (used) by investing activities ..      4,846      (7,289)
                                                                   --------    --------
   Cash flows from financing activities:
      Purchase and retirement of Class B stock .................         --        (470)
      Purchase of treasury stock ...............................       (197)     (1,520)
                                                                   --------    --------
             Net cash used by financing activities .............       (197)     (1,990)
                                                                   --------    --------
Net increase/(decrease) in cash and cash equivalents ...........       (273)    (13,482)
Cash and cash equivalents:
   Beginning of period .........................................     18,768      50,344
                                                                   --------    --------
   End of period ...............................................   $ 18,495    $ 36,862
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

                              CONGOLEUM CORPORATION

                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                     (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1999.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                    June 30,       December 31,
                                                      2000             1999
                                                    ---------       -----------

           Finished goods.....................       $43,971         $43,719
           Work-in-process....................         3,768           2,743
           Raw materials and supplies.........         7,281           8,137
                                                    --------        --------
                                                     $55,020         $54,599
                                                     =======         =======

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $74 and $1,640 lower than reported at June 30, 2000 and December 31, 1999, respectively.

3.    Income Taxes

      The effective tax rate in the second quarter of 2000 was 23.8%, which includes an adjustment to equal an effective tax rate of 30.6% for the first half of 2000. The rate change reflects updated taxable income revisions for 2000. If the first quarter 2000 rate of 37% had been used, net income and earnings per share would have been $(1.8) million and $(.22) per share, respectively. For the balance of the year, the Company presently anticipates an effective tax rate of 30.6%

4.    Income Per Share

      Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and fully diluted net income per common share for the three and six month periods ending June 30, 2000 and 1999.

5.    Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and six months ended June 30, 2000 as compared to three and six months ended June 30, 1999.

      Net sales for the second quarter of 2000 were $55.3 million, as compared to $64.3 million in the second quarter of 1999, a decrease of $9.0 million or 14.1%. Year-to-date net sales for the first six months of 2000 were $112.1 million, a decrease of $17.6 million or 13.5% from the first six months of 1999. The decrease in sales in the second quarter and first half of 2000 from the comparable periods in 1999 is due to lower sales of manufactured housing products, lower sales of promotional goods and lower overall purchases by distributors, particularly a major one that was acquired at the end of 1999.

      Gross profit for the second quarter of 2000 was $12.3 million, down $6.4 million from $18.7 million in the second quarter of 1999. Gross profit as a percent of net sales declined to 22.3% in the second quarter of 2000 from 29.1% in the second quarter of 1999. Gross profit for the first six months of 2000 was $25.0 million (22.3% of net sales), as compared to $36.9 million (28.4% of net sales) in the first half of 1999. The decline in gross profit and gross profit margins was due to lower sales and production volumes, combined with higher raw material costs.

      Selling, general and administrative expenses were $14.5 million in the second quarter of 2000, down 10.0% from the second quarter of 1999. As a percent of net sales, selling, general and administrative expenses were 26.2% in the second quarter of 2000, as compared to 25.0% in the second quarter of 1999. For the six months ended June 30, 2000, selling, general and administrative expenses were $29.1 million (26.0% of net sales), as compared to $31.7 million (24.5% of net sales) in the same period one year earlier. Selling, general and administrative costs have declined in 2000 as compared to the first half of 1999 as a result of cost reduction initiatives undertaken in 2000, partially offset by a severance charge of approximately $0.7 million in the second quarter, as well as due to lower selling related costs, but have increased as a percent of sales due to the sales decline.

      The loss from operations for the second quarter of 2000 was $2.1 million, as compared to income of $2.6 million in the second quarter of 1999. The operating loss for the first six months of 2000 was $4.1 million, down from income of $5.2 million in the first half of 1999. Operating income and margins declined primarily due to the lower sales.

      Interest expense for the three and six month periods ended June 30, 2000 is below the comparable year earlier period amounts due to a greater portion of the interest on the Company's 8 5/8% senior notes being capitalized in connection with capital projects in 2000 than in 1999.

      The net loss for the second quarter of 2000 was $2.2 million, compared with income of $1.2 million for the same period last year, reflecting the lower sales and operating income. Year-to-date net loss through June 30, 2000 was $4.1 million, as compared with income of $1.9 million in the first six months of 1999.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $13.0 million for the six months ended June 30, 2000 to $25.0 million. Working capital at June 30, 2000 was $52.7 million, down from $59.7 million at December 31, 1999. The ratio of current assets to current liabilities at June 30, 2000 was 2.0 compared to 2.1 at December 31, 1999. The ratio of debt to total capital at June 30, 2000 was .44 compared to .43 at December 31, 1999. Cash used by operations was $4.9 million for the first six months of 2000, compared to cash used by operations of $4.2 million in the first six months of 1999. Cash generated from improved inventory management substantially offset lower cash from net income and lower payables and accrued expenses growth.

      Capital expenditures were $7.9 million for the first six months of 2000. Total 2000 capital spending is projected to be approximately $13.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of June 30, 2000, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. Expenditures on share repurchases in the first half of 2000 totaled $0.2 million.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of June 30, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings:  None
            Item 2. Changes in Securities and Use of Proceeds:  None
            Item 3. Defaults Upon Senior Securities:  None
            Item 4. Submission of Matters to a Vote of Security Holders:

                        At the Annual Meeting of Stockholders held on May 9,
                  2000, the following actions were taken:

                        Two nominees were elected as Class A Directors who will
                  hold office until the Annual Meeting of Stockholders in 2003 and until their successors are duly elected and qualify.

                  Name                    Votes For         Votes Withheld
                  ----                    ---------         --------------

                  William M. Marcus      10,907,130             72,997
                  C. Barnwell Straut     10,907,320             72,807

                        The following persons are the other directors of the
                  Company whose term of office as a director continued after the meeting:

                              Roger S. Marcus         Cyril C. Baldwin, Jr.
                              Richard G. Marcus       John N. Irwin III
                              Mark N. Kaplan

                  Item 5. Other Information:

                        Effective May 5, 2000 David N. Hurwitz, a Board of
                  Director and member of the Audit Committee, resigned. On August 1, 2000 Mark Newman, Chairman of the Board, President & CEO of DRS Technologies, Inc., was appointed by the Board to replace Mr. Hurwitz as both a Board of Director and Audit Committee member.

                        On June 28, 2000, the Company filed a Form 8-A/A
                  amending the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 31, 1995. It was filed in connection with the listing of the Company's Class A common stock changing from the New York Stock Exchange to the American Stock Exchange.

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

                                   CONGOLEUM CORPORATION
                                        (Registrant)


Date: August 14, 2000              By: /s/ Howard  N. Feist III
                                       ------------------------------
                                      (signature)

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