Form 10-Q
period 2000-09-30
CONGOLEUM CORP
filed 2000-11-13
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 27, 2000
--------------------------------             -----------------------------------

      Class A Common Stock                                3,651,190
      Class B Common Stock                                4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements:

            Balance Sheets as of September 30, 2000
            and December 31, 1999 (unaudited) .................................3

            Statements of Operations for the three and nine months
            ended September 30, 2000 and 1999 (unaudited) .....................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 1999 and the nine months ended
            September 30, 2000 (unaudited) ....................................5

            Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999 (unaudited) .....................6

            Notes to Unaudited Condensed Financial Statements .................7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........12

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings ....................................................13

Item 2. Changes in Securities and Use of Proceeds ............................13

Item 3. Defaults Upon Senior Securities ......................................13

Item 4. Submission of Matters to a Vote of Security Holders ..................13

Item 5. Other Information ....................................................13

Item 6. Exhibits and Reports on Form 8-K .....................................13

Signatures ...................................................................14

Exhibit Index ................................................................15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,      December 31,
                                                                                      2000               1999
                                                                                      ----               ----

                                                                                       (Dollars in thousands)
Current assets:
     Cash and cash equivalents................................................      $ 14,230           $ 18,768
     Short-term investments...................................................        11,233             19,232
     Accounts and notes receivable, net.......................................        21,159             13,745
     Inventories..............................................................        47,259             54,599
     Prepaid expenses and other current assets................................         1,510              3,687
     Deferred income taxes....................................................         3,964              3,515
                                                                                    --------           --------
         Total current assets.................................................        99,355            113,546
Property, plant and equipment, net............................................       100,222             96,404
Goodwill, net.................................................................        11,063             11,387
Other noncurrent assets.......................................................        10,229             10,480
                                                                                    --------           --------
         Total assets.........................................................      $220,869           $231,817
                                                                                    ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................      $ 16,983           $ 19,160
     Accrued expenses.........................................................        25,151             30,597
     Accrued taxes............................................................           618                311
     Deferred income taxes....................................................         4,141              3,757
                                                                                    --------           --------
         Total current liabilities............................................        46,893             53,825
Long-term debt................................................................        99,612             99,575
Other liabilities.............................................................        18,614             18,405
Noncurrent pension liability..................................................         8,037              9,230
Accrued postretirement benefit obligation.....................................         9,693              9,647
Deferred income taxes.........................................................           499              1,005
                                                                                    --------           --------
         Total liabilities....................................................       183,348            191,687

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share; 20,000,000
     shares authorized; 4,736,950 shares issued; 3,651,190 and
     3,711,190 shares outstanding as of September 30, 2000 and
     December 31, 1999, respectively..........................................            47                 47
Class B common stock, par value $0.01 per share; 4,608,945 shares authorized, issued and outstanding as of September 30, 2000
     and December 31, 1999, respectively......................................            46                 46
Additional paid-in capital....................................................        49,105             49,105
Retained deficit..............................................................        (2,864)              (452)
Minimum pension liability adjustment..........................................        (1,000)            (1,000)
                                                                                    --------           --------
                                                                                      45,334             47,746
Less common stock held in Treasury, at cost; 1,085,760 and 1,025,760 shares
     at September 30, 2000 and December 31, 1999, respectively................         7,813              7,616
                                                                                    --------           --------
         Total stockholders' equity...........................................        37,521             40,130
                                                                                    --------           --------
         Total liabilities and stockholders' equity...........................      $220,869           $231,817
                                                                                    ========           ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                      2000       1999         2000       1999
                                                                    ------------------      --------------------
                                                                               (In thousands, except
                                                                                 per share amounts)

Net sales .......................................................   $60,979    $62,495      $173,109    $192,188
Cost of sales ...................................................    45,470     43,335       132,609     136,148
Selling, general and administrative expenses ....................    11,771     15,512        40,871      47,223
                                                                    -------    -------      --------    --------
       Income (loss) from operations ............................     3,738      3,648          (371)      8,817

Other income (expense):
   Interest income ..............................................       452        394         1,363       1,343
   Interest expense .............................................    (1,835)    (1,935)       (5,458)     (6,064)
   Other income .................................................       299        341         1,160       1,505
   Other expense ................................................        (3)       (29)           (4)        (86)
                                                                    -------    -------      --------    --------
       Income (loss) before income taxes ........................     2,651      2,419        (3,310)      5,515
   Provision (credit) for income taxes ..........................       926        913          (898)      2,082
                                                                    -------    -------      --------    --------

       Net income (loss) ........................................   $ 1,725    $ 1,506      $ (2,412)   $  3,433
                                                                    =======    =======      ========    ========

       Net income (loss) per common share, basic and diluted ....   $  0.21    $  0.17      $  (0.29)   $   0.39
                                                                    =======    =======      ========    ========

Weighted average number of common and
   equivalent shares outstanding

       Basic shares .............................................     8,260      8,662         8,269       8,800
                                                                    =======    =======      ========    ========

       Diluted shares ...........................................     8,265      8,662         8,269       8,800
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                            Common Stock
                                         par value $0.01  Additional            Accumulated Other
                                        ----------------   Paid-in    Retained  Comprehensive Loss  Treasury           Comprehensive
                                        Class A  Class B   Capital    Deficit      Adjustment*       Stock     Total      Income
                                        -------  -------   -------    -------      -----------       -----     -----      ------
Balance, December 31, 1998 ...........     $47      $47    $49,574    $(5,380)       $(2,302)       $(4,133)  $37,853

Purchase of treasury stock ...........                                                               (3,483)   (3,483)

Purchase and retirement of
    Class B stock ....................               (1)      (469)                                              (470)

Minimum pension liability adjustment,
    net of tax of $748 ...............                                                 1,302                    1,302     $ 1,302

Net income ...........................                                  4,928                                   4,928       4,928
                                                                                                                          -------

Net comprehensive income .............                                                                                    $ 6,230
                                        ------   ------    -------    -------        -------        -------   -------     =======

Balance, December 31, 1999 ...........      47       46     49,105       (452)        (1,000)        (7,616)   40,130

Purchase of treasury stock ...........                                                                 (197)     (197)

Net loss .............................                                 (2,412)                                 (2,412)    $(2,412)
                                                                                                                          -------

Net comprehensive loss ...............                                                                                    $(2,412)
                                        ------   ------    -------    -------        -------        -------   -------     =======

Balance, September 30, 2000 ..........     $47      $46    $49,105    $(2,864)       $(1,000)       $(7,813)  $37,521
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

                              CONGOLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             2000                1999
                                                                         --------------------------------
                                                                                  (In thousands)
Cash flows from operating activities:
     Net (loss) income ............................................         $(2,412)              $ 3,433
     Adjustments to reconcile net (loss) income to net cash used by operating activities:
         Depreciation .............................................           8,043                 7,624
         Amortization and write-off of deferred refinancing fees ..             613                   613
         Deferred taxes ...........................................            (571)                2,502
         Changes in certain assets and liabilities:
              Accounts and notes receivable .......................          (7,414)               (3,644)
              Inventories .........................................           7,340               (13,520)
              Prepaid expenses and other current assets ...........           2,177                (1,262)
              Accounts payable ....................................          (2,177)                 (597)
              Accrued expenses ....................................          (5,139)                5,298
              Other liabilities ...................................            (938)               (1,108)
                                                                            -------               -------
                   Net cash used by operating activities ..........            (478)                 (661)
                                                                            -------               -------
     Cash flows from investing activities:
         Capital expenditures .....................................         (11,862)              (13,356)
         Purchase of short-term investments .......................         (17,535)               (4,301)
         Maturities of short-term investments .....................          25,534                 4,301
                                                                            -------               -------
                   Net cash used by investing activities ..........          (3,863)              (13,356)
                                                                            -------               -------
     Cash flows from financing activities:
         Purchase and retirement of Class B stock .................              --                  (470)
         Purchase of treasury stock ...............................            (197)               (3,112)
                                                                            -------               -------
                   Net cash used by financing activities ..........            (197)               (3,582)
                                                                            -------               -------
Net decrease in cash and cash equivalents .........................          (4,538)              (17,599)
Cash and cash equivalents:
     Beginning of period ..........................................          18,768                50,344
                                                                            -------               -------
     End of period ................................................         $14,230               $32,745
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

                              CONGOLEUM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 1999.

2.    Inventories

      A summary of the major classifications of inventories is as follows:

                                                  September 30,    December 31,
                                                      2000             1999
                                                  -------------    ------------

            Finished goods ...................       $36,445         $43,719
            Work-in-process ..................         3,757           2,743
            Raw materials and supplies .......         7,057           8,137
                                                     -------        --------
                                                     $47,259         $54,599
                                                     =======         =======

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $95 higher and $1,640 lower than reported at September 30, 2000 and December 31, 1999, respectively.

3.    Distribution

      On September 25, 2000 the Company announced the appointment of Mohawk Industries, Inc. ("Mohawk") as a distributor of its products throughout the continental United States effective November 1, 2000. The Company also announced it would be phasing out its distributor arrangements with LDBrinkman

& Co. ("Brinkman"), its distributor in the central and western United States, which accounted for 20% of the Company's sales in 1999. On October 5, 2000, the Company filed a demand for arbitration with the American Arbitration Association ("AAA") in New York, New York requesting that a panel of three arbitrators declare that the Company rightfully terminated its distributor agreement with Brinkman and award the Company damages relating to Brinkman's alleged breaches of the distributor agreement as well as pre-award interest, attorneys' fees and costs. On October 6, 2000, Brinkman filed its own demand for arbitration with the AAA in Atlanta, Georgia requesting that the arbitrators find that the Company wrongfully terminated the distributor agreement and award emergency relief prohibiting the Company from selling products to Mohawk, the Company's new distributor, and requiring that the Company continue to sell products to Brinkman for Brinkman's distribution, or award Brinkman damages. These two proceedings have been consolidated with the AAA in its New York, New York offices. Subsequent to the parties' initial filings with the AAA, Brinkman filed an application for emergency relief with the AAA requesting an interim award for the emergency relief. On November 3, 2000, the arbitrator ordered that the Company may continue to sell products to Mohawk for Mohawk's distribution and that, until January 1, 2001 (unless this order is otherwise vacated, modified or extended by the arbitration panel), the Company should continue to sell products to Brinkman for Brinkman's distribution under the parties' customary delivery and pricing terms.

      Although the Company does not anticipate any disruption of sales as a result of these proceedings and its transition of distribution, there can be no assurances about the outcome or the potential impact on sales. The Company expects to record a charge in the fourth quarter of 2000 for costs associated with this transition.

4.    Income Taxes

      The effective tax rate in the third quarter of 2000 was 35.0%. The rate change reflects updated taxable income revisions for 2000. For the balance of the year, the Company presently anticipates an effective tax rate of 35.0%

5.    Income Per Share

      Income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Due to the immaterial effect of common stock equivalents, there is no difference between basic and diluted net income per common share for the three and nine month periods ending September 30, 2000 and 1999.

6.    Commitments and Contingencies

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

7.    Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value.

      In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.

      The Company will adopt SAB 101 in the fourth quarter of fiscal 2000 and SFAS 133 in the first quarter of fiscal 2001. The adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and nine months ended September 30, 2000 as compared to three and nine months ended September 30, 1999.

      Net sales for the third quarter of 2000 were $61.0 million, as compared to $62.5 million in the third quarter of 1999, a decrease of $1.5 million or 2.4%. Year-to-date net sales for the first nine months of 2000 were $173.1 million, a decrease of $19.1 million or 9.9% from the first nine months of 1999. The decrease in sales in the third quarter and first nine months of 2000 from the comparable periods in 1999 is due to lower sales of products to the manufactured housing industry and lower sales of promotional goods. Sales of general line residential products, which were below comparable prior year levels in the first half of 2000, exceeded year earlier levels in the third quarter of 2000 due to sales of the newly-introduced Ultima(TM) product line.

      Gross profit for the third quarter of 2000 was $15.5 million, down $3.7 million from $19.2 million in the third quarter of 1999. Gross profit as a percent of net sales declined to 25.4% in the third quarter of 2000 from 30.7% in the third quarter of 1999. Gross profit for the first nine months of 2000 was $40.5 million (23.4% of net sales), as compared to $56.0 million (29.2% of net sales) for the first nine months of 1999. The decline in gross profit and gross profit margins during the 2000 periods was due to lower sales and production volumes, combined with higher raw material costs.

      Selling, general and administrative expenses were $11.8 million in the third quarter of 2000, down 24.1% from the third quarter of 1999. As a percent of net sales, selling, general and administrative expenses were 19.3% in the third quarter of 2000, as compared to 24.8% in the third quarter of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses were $40.9 million (23.6% of net sales), as compared to $47.2 million (24.6% of net sales) in the same period one year earlier. Selling, general and administrative costs have declined in 2000 as compared to the first nine months of 1999, both in dollar terms and as a percent of sales, as a result of cost reduction initiatives undertaken in 2000 and as well as lower selling-related costs.

      Income from operations for the third quarter of 2000 was $3.7 million, as compared to income from operations of $3.6 million in the third quarter of 1999. The operating loss for the first nine months of 2000 was $0.3 million, down from income of $8.8 million in the first nine months of 1999. Operating income and margins for the nine months ended September 30, 2000 declined primarily due to the lower sales in the first half of 2000.

      Interest expense for the three and nine month periods ended September 30, 2000 was below the comparable year earlier period amounts due to a greater portion of the interest on the Company's 8 5/8% senior notes being capitalized in connection with capital projects in 2000 than in 1999.

      Net income for the third quarter of 2000 was $1.7 million, compared with net income of $1.5 million for the same period last year, reflecting the lower selling, general and administrative expenses in 2000. The year-to-date net loss through September 30, 2000 was $2.4 million, as compared with net income of $3.4 million in the first nine months of 1999 as a result of the weak 2000 first half results.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $12.5 million for the nine months ended September 30, 2000 to $25.5 million. Working capital at September 30, 2000 was $52.5 million, down from $59.7 million at December 31, 1999. The ratio of current assets to current liabilities was 2.1 at September 30, 2000 and December 31, 1999. The ratio of debt to total capital at September 30, 2000 was .45 compared to .43 at December 31, 1999. Cash used by operations was $0.5 million for the first nine months of 2000, compared to cash used by operations of $0.7 million in the first nine months of 1999. Cash generated from improved inventory management substantially offset lower cash from net income and lower payables and accrued expenses growth.

      Capital expenditures were $11.9 million for the first nine months of 2000. Total 2000 capital spending is projected to be approximately $13.0 million, with 2001 capital spending estimated at $12.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of September 30, 2000, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. Expenditures on share repurchases in the first nine months of 2000 totaled $0.2 million.

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

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 30, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

                                      CONGOLEUM CORPORATION
                                           (Registrant)


Date: November 8, 2000                By: /s/  Howard N. Feist III
                                          --------------------------------------
                                      (signature)

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