Form 10-K405
period 2000-12-31
CONGOLEUM CORP
filed 2001-03-28
CIK 23341

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

      For the fiscal year ended December 31, 2000

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

                             3500 Quakerbridge Road
                                  P.O. Box 3127
                           Mercerville, NJ 08619-0127
                    (Address of Principal Executive Offices)
                        Telephone number: (609) 584-3000
              (Registrant's telephone number, including area code)

               Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
      Title of Each Class                               Which Registered
      -------------------                               ----------------
Class A Common Stock, par value $.01 per share     American Stock Exchange, Inc.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 5, 2001, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $7.3 million based on the closing price ($2.10 per share) on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 5, 2001, an aggregate of 3,651,190 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II. Portions of Congoleum Corporation's Annual Report to Shareholders for the year ended December 31, 2000

      Part III. Portions of the Congoleum Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) increases in raw material prices, (ii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iii) unfavorable developments in the national economy or in the housing industry in general, (iv) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors, (v) the future cost and timing of payments associated with environmental, product and general liability claims, and (vi) changes in distributors of the Company's products.

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

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wearlayer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a high-gloss coating. The Company also produces through-chip inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wearlayer and a urethane coating in some cases. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wearlayers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases wood laminates, sundries, and accessory products for resale.

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

Distribution

      The Company currently sells its products through approximately 25 distributors providing approximately 88 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2000, the backlog of unshipped orders was $5.5 million, compared to $7.3 million at December 31, 1999.

      The Company considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 2000, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Western U.S., LDBrinkman & Co. Together, they accounted for 44% of the Company's net sales in 2000.

      On September 25, 2000 the Company announced the appointment of Mohawk Industries, Inc. as a distributor of its products throughout the continental United States effective November 1, 2000. The Company also announced it would be phasing out its distribution arrangements with LDBrinkman & Co.

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

Research and Development

      The Company's research and development efforts concentrate on new product development, trying to increase product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2000 were $4.3 million, respectively.

compared to $4.2 million and $3.8 million for the years ended December 31, 1999 and 1998,

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be material. In connection with the Acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and the Company agreed to be financially responsible for any cleanup measures required. In 2000, the Company incurred capital expenditures of approximately $6,000 for environmental compliance and control facilities.

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

Employees

      At December 31, 2000, the Company employed a total of 1,159 personnel compared to 1,277 employees at December 31, 1999.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 640 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement which expires in May 2003. The Marcus Hook plant has a five-year collective bargaining agreement which expires in November 2003. The Trenton sheet plant has a five-year collective bargaining agreement which expires in February 2006. The Finksburg plant has no union affiliation. In the past five years, there have been no significant strikes by employees at the Company and the Company believes that its employee relations are satisfactory.

Executive Officers of the Registrant

       The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 2001.

Roger S. Marcus (Age 55)

Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since 1993, and Chairman since 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 53)

Richard G. Marcus has been Vice Chairman of the Company since 1994 and a Director since 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief Operating Officer (since 1992) of American Biltrite.

Robert N. Agate (Age 56)

Robert N. Agate has been Executive Vice President of the Company since 1998. Prior thereto, he was Senior Vice President - Manufacturing of the Company since 1993, and was Vice President of Manufacturing of the Tile Division of American Biltrite (since 1981).

David W. Bushar (Age 54)

David W. Bushar has been Senior Vice President - Manufacturing of the Company since 1998. Prior thereto, he was Manager, Technical Services since 1997 and as Plant Manager of the Company's Trenton, New Jersey sheet facility since 1993.

Michael L. Dumont (Age 46)

Michael L. Dumont has been Senior Vice President - Sales of the Company since 1999. Prior thereto, he had served as Regional Sales Manager - Southwest Territory (since 1995) and Regional Manager - Western Territory (since 1991).

Howard N. Feist III (Age 44)

Howard N. Feist III has been Chief Financial Officer and Secretary of the Company since 1988. Mr. Feist is also Vice President - Finance and Chief Financial Officer of American Biltrite (since January 2000).

Dennis P. Jarosz (Age 55)

Dennis P. Jarosz has been Senior Vice President - Marketing since 1995. Prior thereto, he had served as Vice President - Marketing since 1993 and Vice President - Sales & Marketing of the Tile Division of American Biltrite (since
1986).

Sidharth Nayar (Age 40)

Sidharth Nayar has been Senior Vice President - Finance of the Company since 1999. Prior thereto, he had served as Vice President - Finance since 1998 and Vice President - Controller since 1994.

Thomas A. Sciortino (Age 54)

Thomas A. Sciortino has been Senior Vice President - Administration of the Company since 1993. Prior thereto, he was Vice President - Finance of the Tile Division of American Biltrite (since 1982).

Merrill M. Smith (Age 75)

Merrill M. Smith has been Senior Vice President - Technology of the Company since 1993. Prior thereto, he was Vice President - Technology of American Biltrite (since 1985).

Item 2.   PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, as well as storage space in Trenton, New Jersey, which are described below:

   Location                  Owned/Leased  Usage                Square Feet
   --------                  ------------  -----                -----------
   Finksburg, MD             Owned         Felt                   107,000
   Marcus Hook, PA           Owned         Sheet Flooring       1,000,000
   Trenton, NJ               Owned         Sheet Flooring       1,050,000
   Trenton, NJ               Owned         Tile Flooring          282,000
   Trenton, NJ               Leased        Warehousing            111,314
   Mercerville, NJ           Leased        Corporate Offices       47,082

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

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 64% of the hours available on a five-day, three-shift basis in 2000, with the corresponding figure for individual production lines ranging from 2% to 104%.

      Although many of the Company's manufacturing facilities have been substantially depreciated, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3.   LEGAL PROCEEDINGS

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In two instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998, however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation would be approximately $26 million of which, based on waste allocations amongst members of the PRP group, Congoleum's share was estimated to be approximately 5.5%. At December 31, 2000, the Company believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

      Although there can be no assurance, the Company anticipates that these matters will be resolved over a period of years for amounts (including legal fees and other defense costs) which the Company believes based on current estimates of liability and, in part, on insurance coverage, and based on advice from counsel, will not have a material adverse effect on the financial position of the Company.

      Asbestos-Related Liabilities: The Company is one of many defendants in approximately 1,754 pending claims (including workers' compensation cases) involving approximately 12,079 individuals as of December 31, 2000, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 670 claims at December 31, 1999 that involved approximately 6,246 individuals. Activity related to asbestos claims during the years ended December 31, 2000 and 1999 was as follows:

                                             2000         1999
   ----------------------------------------------------------------

   Claims at Jan. 1................           670           657
   New Claims......................         1,302           247
   Settlements.....................           (76)          (48)

   Dismissals......................          (142)         (186)
   ----------------------------------------------------------------

   Claims at Dec. 31...............         1,754           670
   ----------------------------------------------------------------

      The total indemnity costs incurred to settle claims during 2000 and 1999 were $3.9 million and $2.9 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of December 31, 2000, the Company has incurred asbestos-related claims of $10.2 million, to resolve claims of over 33,000 claimants, all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $310. Over 98% of claims incurred by the Company have settled, on average, for amounts less than $100 per claimant.

      Nearly all claims allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by the Company (or, in the workers' compensation cases, exposure to asbestos in the course of employment with the Company). The Company discontinued the manufacture of asbestos-containing sheet vinyl products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

      The Company regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of the Company. One such development, the declarations of bankruptcy by several companies that are typically lead defendants in asbestos-related cases, may have negatively impacted the Company's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

      During the fourth quarter of fiscal 2000, the Company updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of the Company's analysis, the Company has determined that its range of probable and estimable losses for asbestos-related claims through the year 2049 is $35.1 million to $161.3 million before considering the effects of insurance recoveries and before discounting to present value. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As such, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $35.1 million in accordance with generally accepted accounting principles.

      For a majority of the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies that cover bodily injury asbestos claims. The company believes that it has in excess of $1 billion primary and excess insurance coverage available as of December 31, 2000 to cover asbestos-related claims. To date, all claims and defense costs have been paid through primary insurance coverage, and the Company anticipates that primary insurance coverage will continue to cover these costs in the near future.

      The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, and how legal and other loss handling costs will be covered by the insurance policies.

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. The Company believes that the criteria to offset the estimated gross liability with this highly probable insurance recovery, as defined by generally accepted accounting principles, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability. The Company has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets.

      Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that the Company's total exposure to asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset. These uncertainties may result in the Company incurring future charges to income to adjust the carrying value of recorded liabilities and assets. Congoleum does not believe, however, that asbestos-related claims will have a material adverse effect on its financial position or liquidity.

      The total balances of environmental and asbestos-related liabilities and the related insurance receivables deemed probable of recovery at December 31 are as follows:

                                         2000                   1999
  (in millions)                  Liability  Receivable  Liability  Receivable
  ----------------------------------------------------------------------------

  Environmental
     liabilities.............      $ 5.1      $ 2.0       $ 7.5       $ 2.0
  Asbestos product
     liability...............       15.1        7.1         4.4          .8
  Other......................        1.2         --          .8          --
  ----------------------------------------------------------------------------
  Total......................      $21.4      $ 9.1       $12.7       $ 2.8
  ----------------------------------------------------------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to all information under the caption "Market Information" on page 33 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).

Item 6.   SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to all information under the heading "Selected Financial Data" on page 10 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as Exhibit 13.1 to this Annual Report on Form 10-K).

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as
Exhibit 13.1 to this Annual Report on Form 10-K).

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company are incorporated by reference and the financial statement schedule is included in this report on Form 10-K, as listed in Item 14(a) of Part IV of this report.

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

Item 10.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by these Items (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2001.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

   (a)(1) The following financial statements of the Company and the report of independent auditors are incorporated herein by reference in the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as Exhibit 13.1 to this Annual Report on Form 10-K).
                                                                   Annual Report
                                                                    Page Number
                                                                    -----------

            Report of Independent Auditors                                    32
            Balance Sheets at December 31, 2000 and December 31, 1999         15
            Statements of Operations for each of the three years ended
                  December 31, 2000, 1999 and 1998                            16
            Statements of Changes in Stockholders' Equity for each of the
                  three years ended December 31, 2000, 1999 and 1998          17
            Statements of Cash Flows for each of the three years ended
                  December 31, 2000, 1999 and 1998                            18
            Notes to Financial Statements                                     19
            Supplementary Data
                  Quarterly Financial Data (Unaudited)                        30

   (2) The following financial statement schedule is included in this report on Form 10-K:

                                                                     Page Number
                                                                     -----------

                  Schedule II - Valuation and Qualifying Accounts             26

            All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

   (3)      Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 23 through 25.

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

     13.1 Pages 11 through 33 of the Congoleum Annual Report to Shareholders for the year ended December 31, 2000.

     21.1   Subsidiaries of the Company.

     23.1   Consent of Ernst & Young LLP.

      (b)   Reports on Form 8-K.

                  During the quarter ended December 31, 2000 the Company filed no current reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2001.

                                   CONGOLEUM CORPORATION

                                   By:  /s/
                                        ----------------------------------------
                                   Roger S. Marcus
                                   President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date
---------               -----                                     ----

/s/                     President, Chairman,                      March 27, 2001
-----------------       Chief Executive Officer and Director
Roger S. Marcus         (Principal Executive Officer)


/s/                     Chief Financial Officer                   March 27, 2001
------------------      (Principal Financial and
Howard N. Feist III     Accounting Officer)

/s/                     Vice Chairman and Director                March 27, 2001
------------------
Richard G. Marcus

/s/                     Director                                  March 27, 2001
------------------
William M. Marcus

/s/                     Director                                  March 27, 2001
------------------
John N. Irwin III

/s/                     Director                                  March 27, 2001
------------------
Cyril C. Baldwin, Jr.

/s/                     Director                                  March 27, 2001
------------------
Mark S. Newman

/s/                     Director                                  March 27, 2001
------------------
Mark N. Kaplan

/s/                     Director                                  March 27, 2001
------------------
C. Barnwell Straut

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

         ***4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.

      ******4.5    Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee.

   *********4.6    Loan and Security Agreement, dated December 18, 1998 (the
                   "First Union Loan Agreement"), by and between First Union
                   National Bank (the "Lender") and the Company.

 *********4.6.1    Joinder Amendment, dated December 21, 1998 (the "Joinder
                   Agreement"), by and among the Company, Congoleum Intellectual
                   Properties, Inc., Congoleum Financial Corporation and the
                   Lender.

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

 *********10.26    The First Union Loan Agreement (see Exhibit 4.6).

*********10.26.1   The Joinder Agreement (see Exhibit 4.6.1).

**********10.27    Form of Non-Qualified, Non-Employee Directors Stock Option
                   Plan.

           11.1    Statement regarding computation of earnings per common share.

           13.1 Pages 11 through 33 of the Congoleum Annual Report to Shareholders for the year ended December 31, 2000.

  *********21.1    Subsidiaries of the Company.

           23.1    Consent of Ernst & Young LLP.

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

                                                                     SCHEDULE II
                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                     -------


                                        Balance at                                    Balance
                                        Beginning        Other                        at end
                                        of Period       Changes    Deductions (a)    of Period
                                        ----------      -------    --------------    ---------

Year ended December 31, 2000:
   Allowance for doubtful
       accounts and cash
       discounts                         $(3,283)       $ 1,223(b)    $   126        $(1,934)

Year ended December 31, 1999:
   Allowance for doubtful
       accounts and cash
       discounts                         $(3,336)       $    53(b)    $    --        $(3,283)

Year ended December 31, 1998:
   Allowance for doubtful
       accounts and cash
       discounts                         $(3,294)       $   (39)(c)   $    (3)       $(3,336)

(a)   Balances written-off, net of recoveries.
(b) Represents reduction of the allowance for doubtful accounts and cash discounts.
(c) Represents increase of the allowance for doubtful accounts and cash discounts.