Form 10-Q
period 2001-03-31
CONGOLEUM CORP
filed 2001-05-11
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                            or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at April 30, 2001
   ---------------------------              -----------------------------------

       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets as of March 31, 2001
            (unaudited) and December 31, 2000..................................3

            Statements of Operations for the three months
            ended March 31, 2001 and 2000 (unaudited)..........................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 2000 and the three months ended March 31,
            2001 (unaudited)...................................................5

            Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000 (unaudited)..........................6

            Notes to Unaudited Condensed Financial Statements .................7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................15

Item 2.     Changes in Securities.............................................15

Item 3.     Defaults Upon Senior Securities...................................15

Item 4.     Submission of Matters to a Vote of Security Holders...............15

Item 5.     Other Information.................................................15

Item 6.     Reports on Form 8-K...............................................15

Signatures ...................................................................16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  CONGOLEUM CORPORATION
                                      BALANCE SHEETS
                                                             March 31,    December 31,
                                                                 2001         2000
                                                                 ----         ----
                                                             (Unaudited)
                                                               (Dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents..........................           $3,683      $12,637
   Short-term investments.............................            4,195       12,097
   Accounts and notes receivable, net.................           33,645       25,527
   Inventories........................................           54,316       53,296
   Prepaid expenses and other current assets..........            2,277        3,966
   Deferred income taxes..............................            5,724        3,637
                                                              ---------    ---------
      Total current assets............................          103,840      111,160
Property, plant and equipment, net....................           98,913       99,410
Goodwill, net.........................................           10,847       10,955
Deferred income taxes.................................            1,480        1,530
Other noncurrent assets...............................           15,790       15,996
                                                              ---------    ---------
      Total assets....................................         $230,870     $239,051
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................          $15,840      $19,617
   Accrued expenses...................................           38,608       38,844
   Accrued taxes......................................              352          440
      Deferred income taxes...........................            3,306        3,211
                                                              ---------    ---------
      Total current liabilities.......................           58,106       62,112
Long-term debt........................................           99,637       99,625
Other liabilities.....................................           26,388       26,817
Noncurrent pension liability..........................           11,898       11,858
Accrued postretirement benefit obligation.............            9,208        9,329
                                                              ---------    ---------
      Total liabilities...............................          205,237      209,741

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;
   20,000,000 shares authorized; 4,736,950 shares
   issued as of March 31, 2001 and December 31, 2000..               47           47
Class B common stock, par value $0.01 per share;
   4,608,945 shares authorized, issued and
   outstanding  as of March  31, 2001 and
   December 31, 2000..................................               46           46
Additional paid-in capital............................           49,105       49,105
Retained deficit......................................          (12,258)      (8,581)
Minimum pension liability adjustment..................           (3,494)      (3,494)
                                                              ----------   ----------
                                                                 33,446       37,123
Less common stock held in Treasury, at cost; 1,085,760
   shares at March 31, 2001 and December 31, 2000.....            7,813        7,813
                                                              ---------    ---------
      Total stockholders' equity......................           25,633       29,310
                                                              ---------    ---------
      Total liabilities and stockholders' equity......         $230,870     $239,051
                                                              =========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                2001           2000
                                                              (In thousands, except
                                                                per share amounts)

Net sales................................................      $53,183        $56,868
Cost of sales............................................       42,610         44,205
Selling, general and administrative expenses.............       14,779         14,625
                                                             ---------      ---------
      Loss from operations...............................       (4,206)        (1,962)
Other income (expense):
   Interest income.......................................          276            365
   Interest expense......................................       (2,097)        (1,812)
   Other income..........................................          370            339
   Other expense.........................................           --             --
                                                             ---------      ---------
      Loss before income taxes...........................       (5,657)        (3,070)
   Credit for income taxes...............................       (1,980)        (1,136)
                                                             ---------      ---------
      Net loss...........................................      $(3,677)       $(1,934)
                                                             =========      =========

      Net loss per common share, basic and diluted.......      $  (.45)       $  (.23)
                                                             =========      =========

      Weighted average number of common and
         equivalent shares outstanding...................        8,260          8,286
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                  Common Stock                               Accumulated Other
                                 par value $0.01    Additional                 Comprehensive
                                 ---------------     Paid-in     Retained          Loss          Treasury              Comprehensive
                                Class A   Class B    Capital      Deficit       Adjustment*       Stock      Total         Loss
                                -------   -------    -------      -------       -----------       -----      -----         ----
Balance, December 31, 1999...     $47       $46      $49,105        $(452)       $(1,000)        $(7,616)   $40,130
Purchase of treasury stock...                                                                       (197)      (197)

Minimum pension liability
   adjustment, net of tax
   benefit of $1,434.........                                                     (2,494)                    (2,494)     $ (2,494)
Net loss.....................                                      (8,129)                                   (8,129)       (8,129)
                                                                                                                         ---------
Net comprehensive loss.......                                                                                            $(10,623)
                                -----     -----      -------     ---------       --------        --------   -------      =========
Balance, December 31, 2000...      47        46       49,105       (8,581)        (3,494)         (7,813)    29,310
Net loss.....................                                      (3,677)                                   (3,677)     $ (3,677)
                                                                                                                         ---------
Net comprehensive loss.......                                                                                            $ (3,677)
                                -----     -----      -------     ---------       --------        --------   -------      =========
Balance, March 31, 2001......     $47       $46      $49,105     $(12,258)       $(3,494)        $(7,813)   $25,633
                                =====     =====      =======     =========       ========        ========   =======

*Entire amount relates to minimum pension liability adjustment.

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Three Months Ended
                                                                    March31,
                                                               ------------------
                                                                2001        2000
                                                                 (In thousands)

Cash flows from operating activities:
   Net loss...............................................     $(3,677)   $(1,934)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
      Depreciation.......................................        2,937      2,606
      Amortization.......................................          204        204
      Deferred income taxes...............................      (1,942)       223
      Changes in certain assets and liabilities:
          Accounts and notes receivable...................      (8,118)    (8,850)
          Inventories....................................       (1,020)       139
          Prepaid expenses and other current assets.......       1,811        124
          Accounts payable................................      (3,777)      (637)
          Accrued expenses................................        (324)       (31)
          Other liabilities...............................        (510)      (278)
                                                               -------    -------
             Net cash used by operating activities........     (14,416)    (8,434)
                                                               -------    -------
   Cash flows from investing activities:
      Capital expenditures................................      (2,440)    (5,035)
      Purchase of short-term investments..................      (1,471)        --
      Maturities of short-term investments................       9,373     14,754
                                                               -------    -------
             Net cash provided by investing activities....       5,462      9,719
                                                               -------    -------
   Cash flows from financing activities:
      Purchase of treasury stock..........................          --       (197)
                                                               -------    -------
             Net cash used by financing activities........          --       (197)
                                                               -------    -------
Net (decrease) increase in cash and cash equivalents......      (8,954)     1,088
Cash and cash equivalents:
   Beginning of period....................................      12,637     18,768
                                                               -------    -------
   End of period..........................................      $3,683    $19,856
                                                               =======    =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation

      The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States required for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the period ended December 31, 2000.

2.    Changes in Accounting Principles

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133, as amended by SFAS 138), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 in the first quarter of fiscal 2001. Adoption of this pronouncement did not have a significant effect on the Company's consolidated financial position or results of operations.

3.    Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                                    March 31,      December 31,
                                                      2001             2000
                                                    ---------       -----------

           Finished goods.....................       $42,758         $42,268
           Work-in-process....................         4,386           3,600
           Raw materials and supplies.........         7,172           7,428
                                                     -------         -------
                                                     $54,316         $53,296
                                                     =======         =======

4.    Distributor Transition Costs

      During the third quarter of 2000, the Company announced the appointment of Mohawk Industries, Inc. as a national distributor. At the same time, the Company announced it was terminating its distribution arrangements with LDBrinkman & Co., who had been its exclusive distributor in much of the southwestern United States, accounting for 21% of the Company's sales in 1999. LDBrinkman & Co. contested the Company's right to terminate its distributor agreement and the matter went to arbitration in the fourth quarter of 2000. The parties signed a final settlement agreement in February 2001.

      The Company recorded a charge of $7,717 in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by the Company for establishing Mohawk as a distributor. The Company also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement.

      The Company has provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman may return certain unsold inventory purchased from the Company that meets minimum size and quality requirements. Therefore, the Company has deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement.

      Of the $7,717 in costs incurred during 2000, $3,517 remains unpaid as of March 31, 2001. These amounts are anticipated to be paid by July 31, 2001.

5.    Loss Per Share

      Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. The effect of potentially diluted securities (such as stock options) was not considered in any period presented, as their inclusion would have been anti-dilutive.

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

      The Company is one of many defendants in approximately 2,098 pending claims (including workers' compensation cases) involving approximately 14,072 individuals as of March 31, 2001, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims was as follows:


                                                  Quarter ended    Year ended
                                                    March 31,     December 31,
                                                      2001            2000
           ---------------------------------------------------------------------

           Beginning claims...................        1,754            670
           New claims.........................          371          1,302
           Settlements........................          (10)           (76)
           Dismissals.........................          (17)          (142)
           ---------------------------------------------------------------------

           Ending claims......................        2,098          1,754
                                                      =====          =====

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

      During the fourth quarter of fiscal 2000, the Company updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of the Company's analysis, the Company has determined that its range of probable and estimable losses for asbestos-related claims through the year 2049 is $35.1 million to $161.3 million before considering the effects of insurance recoveries and before discounting to present value. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $35.1 million in accordance with accounting principles generally accepted in the United States.

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

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. The Company believes that the criteria to offset the estimated gross liability with this probable insurance recovery, as defined by accounting principles generally accepted in the United States, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability as of December 31, 2000 and March 31, 2001. The Company has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets as of December 31, 2000 and March 31, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended March 31, 2001 as compared to three months ended March 31, 2000.

      Net sales for the first quarter of 2001 were $53.2 million compared to $56.9 million for the first quarter of 2000, a decrease of $3.7 million or 6.5%. The decrease in sales was due to significant weakness in the manufactured housing segment partially offset by improved residential sales.

      Gross profit for the first quarter of 2001 was $10.6 million compared to $12.7 million for the first quarter of 2000, a decrease of $2.1 million. As a percentage of sales, gross profit was 19.9% in the first quarter of 2001, as compared to 22.3% in the first quarter of 2000. The decrease in gross profit and gross profit margins was due to lower sales and production volumes, combined with higher raw material costs.

      Selling, general and administrative expenses were $14.8 million in the first quarter of 2001 compared to $14.6 million in the first quarter of 2000, an increase of $0.2 million or 1.0%. As a percentage of sales, selling, general and administrative expenses were 27.8% for the first quarter of 2001, up from 25.7% for the first quarter of 2000. The increase in selling, general and administrative expenses was due to a $0.7 million charge for severance related to a workforce reduction in March 2001.

      The loss from operations for the first quarter of 2001 was $4.2 million (7.9% of net sales), compared to a loss of $2.0 million (3.5% of net sales) for the first quarter of 2000, an increase of $2.2 million. The increase in operating loss was due to lower sales and production volume.

      The net loss for the first quarter of 2001 was $3.7 million, compared to a loss of $1.9 million for the first quarter of 2000, an increase of $1.7 million. The effective tax rate for the first quarter of 2001 was 35.0%, compared with 37.0% for the first quarter of 2000. The decrease in the effective tax rate for 2001 is primarily due to not recognizing state tax benefits.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $16.9 million for the three months ended March 31, 2001, to $7.9 million. Working capital at March 31, 2001 was $45.7 million, down slightly from $49.0 million at December 31, 2000. The ratio of current assets to current liabilities at March 31, 2001 and December 31, 2000 was 1.8. The ratio of debt to total capital at March 31, 2001 was .43 compared to .42 at December 31, 2000. Cash used by operations was $14.4 million for the first quarter of 2001, $6.0 million greater than the first quarter of 2000. This increase in utilization was primarily due to lower income of cash and a reduction of payables.

      Capital expenditures were $2.4 million for the first quarter of 2001. Total 2001 capital spending is projected to be approximately $8.0 million.

      The Company has recorded provisions which it believes are adequate for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the financial position of the Company and that they will be paid over a period of five to ten years, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5 million of the Company's Common Stock. As of March 31, 2001, the Company had repurchased 777,665 shares of its Common Stock for an aggregate cost of $4.3 million pursuant to this plan.

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

Item 3:     Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of March 31, 2001 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

                                      CONGOLEUM CORPORATION
                                          (Registrant)


Date: May 11, 2001                    By: /s/ H. N. Feist III
                                          --------------------------------------
                                              (signature)

                                      Howard N. Feist III
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)