Form 10-Q
period 2001-06-30
CONGOLEUM CORP
filed 2001-08-10
CIK 23341

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at July 27, 2001
     ------------------------              ----------------------------------

       Class A Common Stock                            3,651,190
       Class B Common Stock                            4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

            Balance Sheets as of June 30, 2001
            (unaudited) and December 31, 2000..................................3

            Statements of Operations for the three and six months
            ended June 30, 2001 and 2000 (unaudited)...........................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 2000 and the six months ended June 30,
            2001 (unaudited)..................................................5

            Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000 (unaudited)..........................6

            Notes to Unaudited Condensed Financial Statements ................7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................16

Item 2.  Changes in Securities................................................16

Item 3.  Defaults Upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information ...................................................16

Item 6.  Reports on Form 8-K..................................................16

Signatures      ..............................................................17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                                     June 30,    December 31,
                                                                                       2001          2000
                                                                                       ----          ----
                                                                                   (Unaudited)

                                                                                     (Dollars in thousands)
ASSETS
Current assets:
     Cash and cash equivalents ...................................................    $16,028     $12,637
     Short-term investments ......................................................      1,471      12,097
     Accounts and notes receivable, net ..........................................     21,266      25,527
     Inventories .................................................................     56,463      53,296
     Prepaid expenses and other current assets ...................................      1,620       3,966
     Deferred income taxes .......................................................      5,975       3,637
                                                                                     --------    --------
         Total current assets ....................................................    102,823     111,160
Property, plant and equipment, net ...............................................     98,109      99,410
Goodwill, net ....................................................................     10,739      10,955
Deferred income taxes ............................................................        827       1,530
Other assets .....................................................................     15,669      15,996
                                                                                     --------    --------
         Total assets ............................................................   $228,167    $239,051
                                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................................   $ 15,952    $ 19,617
     Accrued expenses ............................................................     36,181      38,844
     Accrued taxes ...............................................................        355         440
     Deferred income taxes .......................................................      3,219       3,211
                                                                                     --------    --------
         Total current liabilities ...............................................     55,707      62,112
Long-term debt ...................................................................     99,649      99,625
Other liabilities ................................................................     26,145      26,817
Pension liability ................................................................     11,723      11,858
Accrued postretirement benefit obligation ........................................      9,155       9,329
                                                                                     --------    --------
         Total liabilities .......................................................    202,379     209,741

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;  20,000,000 shares authorized; 4,736,950 shares issued as of June 30, 2001 and
     December 31, 2000............................................................         47          47
Class B common stock, par value $0.01 per share; 4,608,945 shares authorized, issued and outstanding as of June 30, 2001 and
     December 31, 2000 ...........................................................         46          46
Additional paid-in capital .......................................................     49,105      49,105
Retained deficit .................................................................    (12,103)     (8,581)
Accumulated minimum pension liability adjustment .................................     (3,494)     (3,494)
                                                                                     --------    --------
                                                                                       33,601      37,123
                                                                                     --------    --------
Less common stock held in Treasury, at cost; 1,085,760 shares at
     June 30, 2001 and December 31, 2000 .........................................      7,813       7,813
                                                                                     --------    --------
         Total stockholders' equity ..............................................     25,788      29,310
                                                                                     --------    --------
         Total liabilities and stockholders' equity ..............................   $228,167    $239,051
                                                                                     ========    ========

                   The accompanying notes are an integral part
                       of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               Three Months Ended      Six Months Ended
                                                                    June 30,               June 30,
                                                               ------------------    --------------------
                                                                2001         2000        2001        2000
                                                                         (In thousands, except
                                                                           per share amounts)
Net sales ..................................................   $55,535    $55,262    $108,718    $112,130
Cost of sales ..............................................    40,663     42,934      83,273      87,139
Selling, general and administrative expenses ...............    12,983     14,475      27,762      29,100
                                                               -------    -------    --------    --------
         Income (loss) from operations .....................     1,889     (2,147)     (2,317)     (4,109)
Other income (expense):
     Interest income .......................................       155        546         431         911
     Interest expense ......................................    (2,060)    (1,811)     (4,157)     (3,623)
     Other income ..........................................       458        521         828         860
                                                               -------    -------    --------    --------
         Income (loss) before income taxes .................       442     (2,891)     (5,215)     (5,961)
     Provision (credit) for income taxes ...................       287       (688)     (1,693)     (1,824)
                                                               -------    -------    --------    --------
         Net income (loss) .................................   $   155    $(2,203)   $ (3,522)   $ (4,137)
                                                               =======    =======    ========    ========
         Net income (loss) per common share,
              basic & diluted...............................   $   .02    $  (.27)   $   (.43)   $   (.50)
                                                               =======    =======    ========    ========
         Weighted average number of common and
              equivalent shares outstanding ................     8,260      8,260       8,260       8,273
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Accumulated
                                                                                      Minimum
                                            Common Stock      Additional               Pension
                                           par value $0.01      Paid-in   Retained   Liability   Treasury              Comprehensive
                                         Class A    Class B     Capital    Deficit   Adjustment   Stock       Total        Loss
                                         -------    -------     -------    -------   ----------   -----       -----        ----
Balance, December 31, 1999 ..........       $47        $46     $49,105    $   (452)   $(1,000)   $(7,616)   $40,130
Purchase of treasury stock ..........                                                               (197)      (197)
Minimum pension liability adjustment,
    net of tax benefit of $1,434 ....                                                  (2,494)               (2,494)     $ (2,494)
Net loss ............................                                       (8,129)                          (8,129)       (8,129)
                                                                                                                         --------
Net comprehensive loss ..............                                                                                    $(10,623)
                                         ------     ------     -------    --------    -------    -------    -------      ========
Balance, December 31, 2000 ..........        47         46      49,105      (8,581)    (3,494)    (7,813)    29,310
Net loss ............................                                       (3,522)                          (3,522)     $ (3,522)
                                                                                                                         --------
Net comprehensive loss ..............                                                                                    $ (3,522)
                                         ------     ------     -------    --------    -------    -------    -------      ========
Balance, June 30, 2001 ..............       $47        $46     $49,105    $(12,103)   $(3,494)   $(7,813)   $25,788
                                         ======     ======     =======    ========    =======    =======    =======

                   The accompanying notes are an integral part
                       of the condensed financial statements.

                              CONGOLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                               ---------------------
                                                                  2001      2000
                                                                   (In thousands)
Cash flows from operating activities:
     Net loss ..............................................   $(3,522)   $(4,137)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
         Depreciation ......................................     5,933      5,274
         Amortization ......................................       409        409
         Deferred income taxes .............................    (1,627)      (214)
         Changes in certain assets and liabilities:
              Accounts and notes receivable ................     4,261     (7,403)
              Inventories ..................................    (3,167)      (421)
              Prepaid expenses and other current assets ....     2,504      1,588
              Accounts payable .............................    (3,665)    (3,238)
              Accrued expenses .............................    (2,748)     3,683
              Other liabilities ............................      (981)      (463)
                                                               -------    -------
                   Net cash used by operating activities ...    (2,603)    (4,922)
                                                               -------    -------
     Cash flows from investing activities:
         Capital expenditures ..............................    (4,632)    (7,883)
         Purchase of short-term investments ................    (1,471)    (6,453)
         Maturities of short-term investments ..............    12,097     19,182
                                                               -------    -------
                   Net cash provided by investing activities     5,994      4,846
                                                               -------    -------
     Cash flows from financing activities:
         Purchase of treasury stock ........................        --       (197)
                                                               -------    -------
                   Net cash used by financing activities ...        --       (197)
                                                               -------    -------
Net increase/(decrease) in cash and cash equivalents .......     3,391       (273)
Cash and cash equivalents:
     Beginning of period ...................................    12,637     18,768
                                                               -------    -------
     End of period .........................................   $16,028    $18,495
                                                               =======    =======

                   The accompanying notes are an integral part
                       of the condensed financial statements.

                              CONGOLEUM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1. Basis of Presentation

      The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States required for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

      Based upon the nature of the Company's operations facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

2. Pending Adoption of Financial Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 141 is not expected to have a significant impact on the results of operations or financial position of Congoleum Corporation. SFAS 142 will be effective for the Company as of January 1, 2002. While Congoleum has not fully evaluated the impact of adopting SFAS 142, adoption of this standard is expected to result in the elimination of approximately $0.4 million of goodwill amortization expense per year.

3. Changes in Accounting Principles

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

4. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                            June 30,      December 31,
                                              2001            2000
                                            -------         -------

            Finished goods ..............   $45,094         $42,268
            Work-in-process .............     3,665           3,600
            Raw materials and supplies...     7,704           7,428
                                            -------         -------
                                            $56,463         $53,296
                                            =======         =======

5. Distributor Transition Costs

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

      The Company recorded a charge of $7,717 in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by the Company for establishing Mohawk as a distributor. The Company also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also, included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. The Company re-evaluated its allowance for doubtful accounts in light of this agreement and concluded it should be reduced by $1,785, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

      The Company has provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman may return certain unsold inventory purchased from the Company that meets minimum size and quality requirements. Therefore, the Company has deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement. The Company expects all obligations under this provision to be satisfied by the end of the third quarter of 2001.

      Of the $7,717 in costs incurred during 2000, $2,180 remains unpaid as of June 30, 2001. These amounts are anticipated to be paid by August 15, 2001.

6. Income (Loss) Per Share

      Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

7. Commitments and Contingencies

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

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In two instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998, however the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group is comprised of approximately 50 companies, substantially all of which are financially solvent. This group has estimated that future costs of groundwater remediation would be approximately $26 million. Based on waste allocations amongst members of the PRP group in proportion to waste disposed at the site, Congoleum's share was estimated to be approximately 5.5%. At June 30, 2001, the Company believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

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

      The Company is one of many defendants in approximately 4,007 pending claims (including workers' compensation cases) involving approximately 18,305 individuals as of June 30, 2001, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims was as follows:

                                  Six months ended    Year ended
                                       June 30,       December 31,
                                         2001            2000
              ----------------------------------------------------
              Beginning claims...      1,754              670
              New claims ........      2,336            1,302
              Settlements .......        (23)             (76)
              Dismissals ........        (60)            (142)
              ----------------------------------------------------
              Ending claims .....      4,007            1,754
                                       =====            =====

      The total indemnity costs incurred to settle claims during the six months ending June 30, 2001 and twelve months ending December 31, 2000 were $0.8 million and $3.9 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of June 30, 2001, the Company has incurred asbestos-related claims of $11.1 million, to resolve claims of over 33,000 claimants, all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $332. Over 99% of claims incurred by the Company have settled, on average, for amounts less than $101 per claimant.

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

      For a majority of the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies that cover bodily injury asbestos claims. The Company believes that it has in excess of $1 billion primary and excess insurance coverage available as of December 31, 2000 to cover asbestos-related claims. To date, all claims and defense costs have been paid through insurance coverage, and the Company anticipates that insurance coverage will continue to cover these costs in the foreseeable future.

      The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include possible uncertainties regarding the legal sufficiency of insurance claims or solvency of insurance carriers, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, and how legal and other loss handling costs will be covered by the insurance policies.

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. The Company believes that the criteria to offset the estimated gross liability with this probable insurance recovery, as defined by accounting principles generally accepted in the United States, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability as of December 31, 2000 and June 30, 2001. The Company has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets as of December 31, 2000 and June 30, 2001.

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

8. Credit Facility

         The Company has a revolving credit facility which expires in 2003. This financing agreement contains certain covenants which include the maintenance of a minimum net worth, income and fixed charge coverage levels. During the second quarter of 2001, the credit agreement was amended to revise certain covenants and pricing, including the commitment fee. Shortly thereafter, the Company reduced its revolving credit facility from $30 million to $20 million to reduce its cost for commitment fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and six months ended June 30, 2001 as compared to three and six months ended June 30, 2000.

      Net sales for the second quarter of 2001 were $55.5 million, as compared to $55.3 million in the second quarter of 2000, an increase of $0.2 million. Higher sales of the Company's Ultima product line, which was introduced late in the second quarter of 2000, more than offset declines of sales in the southwestern United States resulting from a major distributor transition and reduced sales to the depressed manufactured housing industry. Year-to-date net sales for the first six months of 2001 were $108.7 million, a decrease of $3.4 million or 3.0% from the first six months of 2000. The decline in 2001 year-to-date sales versus 2000 reflects the even more pronounced decline in first quarter sales to the manufactured housing industry, partially offset by higher sales of the Company's Ultima product.

Gross profit for the second quarter of 2001 was $14.9 million, up $2.6 million from $12.3 million in the second quarter of 2000. Gross profit as a percent of net sales increased to 26.8% in the second quarter of 2001 from 22.3% in the second quarter of 2000. The improvement in gross profit was due to improved manufacturing efficiency, reductions in overhead expense, and a more profitable sales mix. Gross profit for the first six months of 2001 was $25.4 million (23.4% of net sales), as compared to $25.0 million (22.3% of net sales) in the first half of 2000. The improvement in year-to-date gross profit margin for the first six months of 2001 was mitigated by the lower sales and production volumes in the first quarter of 2001 versus the first quarter of 2000.

      Selling, general and administrative expenses were $13.0 million in the second quarter of 2001, down 10.3% from the second quarter of 2000, reflecting expense reductions initiated late in the first quarter of 2001. As a percent of net sales, selling, general and administrative expenses were 23.4% in the second quarter of 2001, as compared to 26.2% in the second quarter of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses were $27.8 million (25.5% of net sales), as compared to $29.1 million (26.0% of net sales) in the same period one year earlier. The Company instituted a number of cost reduction initiatives, including a 13.0% reduction in workforce, late in the first quarter of 2001.

      Income from operations for the second quarter of 2001 was $1.9 million, as compared to a loss of $2.1 million in the second quarter of 2000. The operating loss for the first six months of 2001 was $2.3 million, compared to a loss of $4.1 million in the first half of 2000. The improved results for the second quarter of 2001 versus 2000 are due to improved gross profit margins and reductions in expenses. These improvements more than offset the weaker year-over-year results in the first quarter of 2001.

      Interest expense for the three and six month periods ended June 30, 2001 is above the comparable period a year earlier due to less interest being capitalized in connection with capital projects in 2001. The provision for income taxes for the three months ended June 30, 2001 represents an effective tax rate of 65%. This is due to the impact of certain permanent differences between book and tax income, which have a significant impact on the annualized effective tax rate at low levels of book income. The 32.5% effective tax rate for the six months ended June 30, 2001 is indicative of the Company estimate of its full year effective tax rate.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $7.2 million for the six months ended June 30, 2001 to $17.5 million. Working capital at June 30, 2001 was $47.1 million, down from $49.0 million at December 31, 2000. The ratio of current assets to current liabilities at June 30, 2001 was 1.8 compared to 1.8 at December 31, 2000. The ratio of debt to total capital at June 30, 2001 was .44 compared to .42 at December 31, 2000. Cash used by operations was $2.6 million for the first six months of 2001, compared to cash used by operations of $4.9 million in the first six months of 2000. The decrease in cash used by operations in the first half of 2001 versus the first half of 2000 was due to collection of $10.5 million in receivables which were beyond normal terms at December 31, 2000. These receipts more than offset increases in other uses of working capital.

      Capital expenditures were $4.6 million for the first six months of 2001. Total 2001 capital spending is expected to be approximately $8.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of June 30, 2001, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments, stock and note repurchases and planned capital expenditures through the foreseeable future.

Pending Adoption of Financial Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 141 is not expected to have a significant impact on the results of operations or financial position of Congoleum Corporation. SFAS 142 will be effective for the Company as of January 1, 2002. While Congoleum has not fully evaluated the impact of adopting SFAS 142, adoption of this standard is expected to result in the elimination of approximately $0.4 million of goodwill amortization expense per year.

      Some of the information presented in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) increases in raw material prices, (ii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Company, (iii) unfavorable developments in the national economy or in the housing industry in general, (iv) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Company's facilities or distributors,
(v) the future cost and timing of payments associated with environmental, product and general liability claims, and (vi) availability of insurance coverage for resolving asbestos-related claims.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of June 30, 2001 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings: None

      Item 2. Changes in Securities and Use of Proceeds: None

      Item 3. Defaults Upon Senior Securities: None

      Item 4. Submission of Matters to a Vote of Security Holders:

                  At the Annual Meeting of Stockholders held on May 8, 2001, the following actions were taken:

                  Three nominees were elected as Class B Directors who will hold office until the Annual Meeting of Stockholders in 2004 and until their successors are duly elected and qualify.

                   Name                   Votes For   Votes Withheld
                   ----                   ---------   --------------

                   Mark N. Kaplan        11,255,873      385,264
                   Richard G. Marcus     11,255,512      385,625
                   Mark S. Newman        11,255,936      385,201

                  The following persons are the other directors of the Company whose term of office as a director continued after the meeting:

                       William M. Marcus          C. Barnwell Straut
                       Roger S. Marcus            Cyril C. Baldwin, Jr.
                       John N. Irwin III

      Item 5. Other Information: None

      Item 6. Exhibits and Reports on Form 8-K:

              a) Exhibits: 4.6.2 Amendment One:

                           Amendment to Loan and Security Agreement dated
                           June 28, 2000 by and between Congoleum Corporation, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and First Union National Bank.

                           4.6.3 Amendment Two:

                           Second Amendment to Loan and Security Agreement dated May 30, 2001 by and between Congoleum Corporation, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and First Union National Bank.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONGOLEUM CORPORATION
                                            (Registrant)

Date:    August 10, 2001              By: /s/  H. N. Feist III
                                      ------------------------------------------
                                               (signature)

                                      Howard N. Feist III
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)