Form 10-Q/A
period 2000-12-31
CONGOLEUM CORP
filed 2001-09-24
CIK 23341

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           --------------------------

                                   FORM 10-Q/A

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

      Income from operations for the second quarter of 2001 was $1.9 million, as compared to a loss of $2.1 million in the second quarter of 2000. The operating loss for the first six months of 2001 was $2.3 million, compared to a loss of $4.1 million in the first half of 2000. The improved results for the second quarter of 2001 versus 2000 are due to improved gross profit margins and reductions in expenses. Gross profit margin improvements contributed $2.5 million to the increase in income. Of this, $1.5 million was due to lower manufacturing costs resulting from improved efficiency and $1.0 million was due to the higher margin sales mix resulting from the Ultima product line sales coupled with lower sales of less profitable tile products. The remaining $1.5 million in improved operating results was primarily due to $0.7 million in savings from census reductions in the first quarter of 2001 and a $0.7 million severance charge in the second quarter of 2000.

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

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $7.2 million for the six months ended June 30, 2001 to $17.5 million. Working capital at June 30, 2001 was $47.1 million, down from $49.0 million at December 31, 2000. The ratio of current assets to current liabilities at June 30, 2001 was 1.8 compared to 1.8 at December 31, 2000. The ratio of debt to total capital at June 30, 2001 was .44 compared to .42 at December 31, 2000. Cash used by operations was $2.6 million for the first six months of 2001, compared to cash used by operations of $4.9 million in the first six months of 2000. The decrease in cash used by operations in the first half of 2001 versus the first half of 2000 was due to collection of $10.5 million in receivables which were beyond normal terms at December 31, 2000. These receipts more than offset increases in other uses of working capital. Significant other uses of working capital included reductions in accounts payable, which are paid more slowly at year end, and increases in inventory, which are necessary to maintain service to customers during the scheduled plant summer shutdown periods.

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