Form 10-K/A
period 2000-12-31
CONGOLEUM CORP
filed 2001-09-24
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |X|

      As of March 5, 2001, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $7.3 million based on the closing price ($2.10 per share) on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 5, 2001, an aggregate of 3,651,190 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to all information under the caption "Market Information" on page 33 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as
Exhibit 13.1 to this Annual Report on Form 10-K/A).

Item 6.   SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to all information under the heading "Selected Financial Data" on page 10 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as Exhibit 13.1 to this Annual Report on Form 10-K/A).

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- AS AMENDED

      The information required by this item is incorporated by reference to all information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as
Exhibit 13.1 to this Annual Report on Form 10-K/A).

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company are incorporated by reference and the financial statement schedule is included in this report on Form 10-K/A, as listed in Item 14(a) of Part IV of this report.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

   (a)(1) The following financial statements of the Company and the report of independent auditors are incorporated herein by reference in the Company's Annual Report to Shareholders for the year ended December 31, 2000 (included as Exhibit 13.1 to this Annual Report on Form 10-K/A).
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

   (2) The following financial statement schedule is included in this report on Form 10-K/A:

                                                                     Page Number
                                                                     -----------

                  Schedule II - Valuation and Qualifying Accounts,
                    as amended                                                26

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

                                                                     SCHEDULE II
                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                     -------



                                        Balance at    Reversed to                                     Balance
                                        Beginning       Income        Other                           at end
                                        of Period      Statement     Changes       Deductions (a)    of Period
                                        ----------    -----------    -------       --------------    ---------


Year ended December 31, 2000:
   Allowance for doubtful
       accounts and cash
       discounts                         $(3,283)       $1,785       $ (562)(c)        $   126        $(1,934)

Year ended December 31, 1999:
   Allowance for doubtful
       accounts and cash
       discounts                         $(3,336)       $   --       $    53(b)        $    --        $(3,283)

Year ended December 31, 1998:
   Allowance for doubtful
       accounts and cash
       discounts                         $(3,294)       $   --       $  (39)(c)        $    (3)       $(3,336)

(a)   Balances written-off, net of recoveries.
(b) Represents reduction of the allowance for doubtful accounts and cash discounts.
(c) Represents increase of the allowance for doubtful accounts and cash discounts.