Form 10-Q
period 2001-09-30
CONGOLEUM CORP
filed 2001-11-09
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                    ----------    ----------

                         Commission File Number 1-13612

                              CONGOLEUM CORPORATION
             (Exact name of Registrant as specified in Its Charter)

DELAWARE                                                              02-0398678
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

           Class                             Outstanding at October 26, 2001
   ------------------------                 ----------------------------------
     Class A Common Stock                              3,651,190
     Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

            Balance Sheets as of September 30, 2001
            (unaudited) and December 31, 2000..................................3

            Statements of Operations for the three and nine months
            ended September 30, 2001 and 2000 (unaudited)......................4

            Statements of Changes in Stockholders' Equity for the year ended December 31, 2000 and the nine months ended September 30,
            2001 (unaudited)...................................................5

            Statements of Cash Flows for the nine months
            ended September 30, 2001 and 2000 (unaudited)......................6

            Notes to Unaudited Condensed Financial Statements .................7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................18

Item 2. Changes in Securities.................................................18

Item 3. Defaults Upon Senior Securities.......................................18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................18

Item 6. Reports on Form 8-K...................................................18

Signatures....................................................................19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              CONGOLEUM CORPORATION
                                 BALANCE SHEETS

                                                                                   September 30,  December 31,
                                                                                       2001           2000
                                                                                       ----           ----
                                                                                   (Unaudited)
                                                                                     (Dollars in thousands)
ASSETS
Current assets:
     Cash and cash equivalents................................................       $  5,299       $ 12,637
     Short-term investments...................................................          2,704         12,097
     Accounts and notes receivable, net.......................................         24,269         25,527
     Inventories..............................................................         54,267         53,296
     Prepaid expenses and other current assets................................          2,145          3,966
     Deferred income taxes....................................................          6,108          3,637
                                                                                     --------       --------
         Total current assets.................................................         94,792        111,160
Property, plant and equipment, net............................................         97,046         99,410
Goodwill, net.................................................................         10,631         10,955
Deferred income taxes.........................................................            223          1,530
Other assets..................................................................         16,445         15,996
                                                                                     --------       --------
         Total assets.........................................................       $219,137       $239,051
                                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................       $ 15,949       $ 19,617
     Accrued expenses.........................................................         25,477         38,844
     Accrued taxes............................................................            350            440
     Deferred income taxes....................................................          3,389          3,211
                                                                                     --------       --------
         Total current liabilities............................................         45,165         62,112
Long-term debt................................................................         99,662         99,625
Other liabilities.............................................................         26,921         26,817
Pension liability.............................................................         11,302         11,858
Accrued postretirement benefit obligation.....................................          9,129          9,329
                                                                                     --------       --------
         Total liabilities....................................................        192,179        209,741

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share; 20,000,000 shares authorized; 4,736,950 shares issued as of September 30, 2001 and
     December 31, 2000 .......................................................             47             47
Class B common stock, par value $0.01 per share; 4,608,945 shares authorized, issued and outstanding as of September 30, 2001 and
     December 31, 2000........................................................             46             46
Additional paid-in capital....................................................         49,105         49,105
Retained deficit..............................................................        (10,933)        (8,581)
Accumulated minimum pension liability adjustment..............................         (3,494)        (3,494)
                                                                                     --------       --------
                                                                                       34,771         37,123
Less common stock held in Treasury, at cost; 1,085,760 shares at
     September 30, 2001 and December 31, 2000.................................          7,813          7,813
                                                                                     --------       --------
         Total stockholders' equity...........................................         26,958         29,310
                                                                                     --------       --------
         Total liabilities and stockholders' equity...........................       $219,137       $239,051
                                                                                     ========       ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                   -------------------------         -----------------------
                                                                     2001              2000            2001           2000
                                                                                      (In thousands, except
                                                                                        per share amounts)

Net sales.......................................................   $57,881           $60,979         $166,598       $173,109
Cost of sales...................................................    41,631            45,470          124,903        132,609
Selling, general and administrative expenses....................    12,773            11,771           40,535         40,871
                                                                   -------           -------         --------       --------
         Income (loss) from operations..........................     3,477             3,738            1,160           (371)
Other income (expense):
     Interest income............................................       181               452              612          1,363
     Interest expense...........................................    (2,058)           (1,835)          (6,215)        (5,458)
     Other income...............................................       302               296            1,130          1,156
                                                                   -------           -------         --------       --------
         Income (loss) before income taxes......................     1,902             2,651           (3,313)        (3,310)
     Provision (credit) for income taxes........................       732               926             (961)          (898)
                                                                   -------           -------         --------       --------
         Net income (loss)......................................   $ 1,170           $ 1,725         $ (2,352)      $ (2,412)
                                                                   =======           =======         ========       ========

         Net income (loss) per common share, basic & diluted....   $   .14           $   .21         $   (.28)      $   (.29)
                                                                   =======           =======         ========       ========
         Weighted average number of common and
           equivalent shares outstanding
               Basic shares.....................................     8,260             8,260            8,260          8,269
                                                                   =======           =======         ========       ========
               Diluted shares...................................     8,260             8,265            8,260          8,269
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

                              CONGOLEUM CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                           Common Stock
                                          par value $0.01   Additional
                                         -----------------   Paid-in      Retained
                                         Class A   Class B   Capital       Deficit
                                         -------   -------  ----------    --------
Balance, December 31, 1999 ..........      $47      $46      $49,105      $   (452)
Purchase of treasury stock ..........
Minimum pension liability adjustment,
    net of tax benefit of $1,434 ....
Net loss ............................                                       (8,129)

Net comprehensive loss ..............
                                           ---      ---      -------      --------
Balance, December 31, 2000 ..........       47       46       49,105        (8,581)
Net loss ............................                                       (2,352)
Net comprehensive loss ..............
                                           ---      ---      -------      --------
Balance, September 30, 2001 .........      $47      $46      $49,105      $(10,933)
                                           ===      ===      =======      ========

                                         Accumulated
                                           Minimum
                                           Pension
                                          Liability      Treasury                 Comprehensive
                                          Adjustment      Stock         Total         Loss
                                         ------------    --------      -------    -------------
Balance, December 31, 1999 ..........      $(1,000)      $(7,616)      $40,130
Purchase of treasury stock ..........                       (197)         (197)
Minimum pension liability adjustment,
    net of tax benefit of $1,434 ....       (2,494)                     (2,494)     $ (2,494)
Net loss ............................                                   (8,129)       (8,129)
                                                                                    --------
Net comprehensive loss ..............                                               $(10,623)
                                           -------       -------       -------      ========
Balance, December 31, 2000 ..........       (3,494)       (7,813)       29,310
Net loss ............................                                   (2,352)     $ (2,352)
                                                                                    --------
Net comprehensive loss ..............                                               $ (2,352)
                                           -------       -------       -------      ========
Balance, September 30, 2001 .........      $(3,494)      $(7,813)      $26,958
                                           =======       =======       =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                       ------------------------------
                                                                                           2001              2000
                                                                                               (In thousands)
Cash flows from operating activities:
     Net loss .....................................................................       $(2,352)         $(2,412)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
           Depreciation............................................................         8,725            8,043
           Amortization............................................................           613              613
           Deferred income taxes...................................................          (986)            (571)
           Changes in certain assets and liabilities:
              Accounts and notes receivable........................................         1,258           (7,414)
              Inventories..........................................................          (971)           7,340
              Prepaid expenses and other current assets............................         1,980            2,177
              Accounts payable.....................................................        (3,668)          (2,177)
              Accrued expenses.....................................................       (13,457)          (5,139)
              Other liabilities....................................................        (1,512)            (938)
                                                                                          -------          -------
                   Net cash used by operating activities...........................       (10,370)            (478)
                                                                                          -------          -------
     Cash flows from investing activities:
           Capital expenditures....................................................        (6,361)         (11,862)
           Purchase of short-term investments......................................        (4,175)         (17,535)
           Maturities of short-term investments....................................        13,568           25,534
                                                                                          -------          -------
                   Net cash provided (used) by investing activities................         3,032           (3,863)
                                                                                          -------          -------
     Cash flows from financing activities:
           Purchase of treasury stock..............................................            --             (197)
                                                                                          -------          -------
                   Net cash used by financing activities...........................            --             (197)
                                                                                          -------          -------
Net decrease in cash and cash equivalents..........................................        (7,338)          (4,538)
Cash and cash equivalents:
     Beginning of period...........................................................        12,637           18,768
                                                                                          -------          -------
     End of period ................................................................       $ 5,299          $14,230
                                                                                          =======          =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

      The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States required for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements which appear in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

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

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Congoleum will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things,

SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the provisions of Accounting Principles Board Opintion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company is currently assessing the impact of adopting SFAS No. 144 on its combined financial statements.

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

4. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                         September 30,       December 31,
     (Dollars in thousands)                  2001                2000
                                         ------------        ------------
     Finished goods......................  $41,953             $42,268
     Work-in-process.....................    4,421               3,600
     Raw materials and supplies..........    7,893               7,428
                                           -------             -------
                                           $54,267             $53,296
                                           =======             =======

5. Distributor Transition Costs

      During the third quarter of 2000, the Company announced t he appointment of Mohawk Industries, Inc. as a national distributor. At the same time, the Company announced it was terminating its distribution arrangements with LDBrinkman & Co., who had been its exclusive distributor in much of the southwestern United States, accounting for 21% of the Company's sales in 1999. LDBrinkman & Co. contested the Company's right to terminate its distributor agreement and the matter went to arbitration in the fourth quarter of 2000. The parties signed a final settlement agreement in February 2001.

      The Company recorded a charge of $7.7 million in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by the Company for establishing Mohawk as a distributor. The Company also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also, included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. These costs have all been paid as of September 30, 2001.

      The Company also re-evaluated its allowance for doubtful accounts in light of the settlement agreement and concluded it should be reduced by $1.8 million, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

      The Company provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman could return certain unsold inventory purchased from the Company that met minimum size and quality requirements. The Company deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement. Inventory was returned pursuant to this agreement during the third quarter of 2001 and the Company has no further obligations under this provision. The resolution of this matter did not have a material effect on the results of operations for the three or nine months ended September 30, 2001.

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

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998, however the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group is comprised of approximately 50 companies, substantially all of which are financially solvent. This group has estimated that future costs of groundwater remediation would be approximately $26 million. Based on waste allocations amongst members of the PRP group in proportion to waste disposed at the site, Congoleum's share was estimated to be approximately 5.5%. At September 30, 2001, the Company believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

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

      The Company is one of many defendants in approximately 4,792 pending claims (including workers' compensation cases) involving approximately 20,502 individuals as of September 30, 2001, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims was as follows:

                                             Nine months ended    Year ended
                                                September 30,    December 31,
                                                    2001             2000
        ------------------------------------------------------------------------
        Beginning claims................           1,754              670
        New claims......................           3,216            1,302
        Settlements.....................             (42)             (76)
        Dismissals......................            (136)            (142)
        ------------------------------------------------------------------------
        Ending claims...................           4,792            1,754
                                                   =====            =====

      The total indemnity costs incurred to settle claims during the nine months ending September 30, 2001 and twelve months ending December 31, 2000 were $1.0 million and $3.9 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of September 30, 2001, the Company has incurred asbestos-related claims of $11.3 million, to resolve claims of over 33,000 claimants, all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $338. Over 99% of claims incurred by the Company have settled, on average, for amounts less than $93 per claimant.

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

      The Company regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of the Company. One such development, the on-going declarations of bankruptcy by companies that are typically lead defendants in asbestos-related cases, may negatively impact the Company's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

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

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. The Company believes that the criteria to offset the estimated gross liability with this probable insurance recovery, as defined by accounting principles generally accepted in the United States, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability as of December 31, 2000 and September 30, 2001. The Company has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets as of December 31, 2000 and September 30, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three and nine months ended September 30, 2001 as compared to three and nine months ended September 30, 2000.

      Net sales for the third quarter of 2001 were $57.9 million, as compared to $61.0 million in the third quarter of 2000, a decrease of $3.1 million. The decline in sales was due to the weak economic conditions coupled with the final discontinuation of sales through LDBrinkman on June 30, 2001, which have not been fully replaced by sales under the new distributor agreement. These factors were partly mitigated by sales of the new product, Durastone, that was introduced during the third quarter of 2001 and continuing popularity of the Company's Ultima product line. Year-to-date net sales for the first nine months of 2001 were $166.6 million, a decrease of $6.5 million or 3.8% from the first nine months of 2000. The decline in 2001 year-to-date sales versus 2000 reflects the pronounced decline in first quarter sales to the manufactured housing industry, together with the factors cited for the third quarter decline, partially offset by higher sales of the Company's Ultima product.

      Gross profit for the third quarter of 2001 was $16.3 million, up $0.8 million from $15.5 million in the third quarter of 2000. Gross profit as a percent of net sales increased to 28.1% in the third quarter of 2001 from 25.4% in the third quarter of 2000. The improvement in gross profit was due to improved manufacturing efficiency and more moderate raw materials costs. Gross profit for the first nine months of 2001 was $41.7 million (25.0% of net sales), as compared to $40.5 million (23.4% of net sales) in the first nine months of 2000. The improvement in year-to-date gross profit margin for the first nine months of 2001 was mitigated by higher raw material costs in the early part of 2001.

      Selling, general and administrative expenses were $12.8 million in the third quarter of 2001, up 8.5% from the third quarter of 2000. As a percent of net sales, selling, general and administrative expenses were 22.1% in the third quarter of 2001, as compared to 19.3% in the third quarter of 2000. The increase was primarily due to costs associated with launching the Company's new Durastone product line. For the nine months ended September 30, 2001, selling, general and administrative expenses were $40.5 million (24.3% of net sales), as compared to $40.9 million (23.6% of net sales) in the same period one year earlier. The decline in year-to-date selling, general and administrative expenses is due to cost reductions initiated earlier in the year, partly offset by increased marketing and inflationary cost increases.

      Income from operations for the third quarter of 2001 was $3.5 million, as compared to $3.7 million in the third quarter of 2000. Income from operations for the first nine months of 2001 was $1.2 million, compared to a loss of $0.4 million in the first nine months of 2000.

      Interest expense for the three and nine month periods ended September 30, 2001 is above the comparable period a year earlier due to less interest being capitalized in connection with capital projects in 2001. The provision for income taxes for the three months ended September 30, 2001 represents an effective tax rate of 38.5%. This is due to the impact of certain permanent differences between book and tax income, which have a significant impact on the annualized effective tax rate at low levels of book income. The 29.0% effective tax rate for the nine months ended September 30, 2001 is indicative of the Company estimate of its full year effective tax rate from the annual income tax benefit.

Liquidity and Capital Resources
-------------------------------

      Cash, cash equivalents and short-term investments declined $16.7 million for the nine months ended September 30, 2001 to $8.0 million. Working capital at September 30, 2001 was $49.6 million, up from $49.0 million at December 31, 2000. The ratio of current assets to current liabilities at September 30, 2001 was 2.1 compared to 1.8 at December 31, 2000. The ratio of debt to total capital at September 30, 2001 was .45 compared to .42 at December 31, 2000. Cash used by operations was $10.4 million for the first nine months of 2001, compared to cash used by operations of $0.5 million in the first nine months of 2000. The increase in cash used by operations in the first nine months of 2001 versus the first nine months of 2000 was primarily due to payment of distributor transition costs of $7.7 million and the payment of $2.8 million to LDBrinkman for returned inventory.

      Capital expenditures were $6.4 million for the first nine months of 2001. Total 2001 capital spending is expected to be approximately $8.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of September 30, 2001, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. The Company is presently restricted from making further purchases by the terms of its 8 5/8% Senior Note indenture.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through the foreseeable future.

Pending Adoption of Financial Accounting Standards
--------------------------------------------------

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

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Congoleum will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the provisions of Accounting Principles Board Opintion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company is currently assessing the impact of adopting SFAS No. 144 on its combined financial statements.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 30, 2001 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

                                   CONGOLEUM CORPORATION
                                        (Registrant)

Date: November 9, 2001             By: /s/  H. N. Feist III
                                       ---------------------------
                                              (signature)

                                   Howard N. Feist III
                                   Chief Financial Officer
                                   (Principal Financial & Accounting Officer)