Form 10-K405
period 2001-12-31
CONGOLEUM CORP
filed 2002-03-28
CIK 23341

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

                   For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 4, 2002, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $7.1 million based on the closing price ($2.05 per share) on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 4, 2002, an aggregate of 3,651,190 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III. Portions of the Congoleum Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) the future cost and timing of payments associated with and availability of insurance coverage for asbestos-related personal injury claims, as well as other environmental, product and general liability claims, (ii) increases in raw material prices, (iii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iv) unfavorable developments in the national economy or in the housing industry in general, (v) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors, and (vi) changes in distributors of the Company's products.

                                     PART I

Item 1. BUSINESS

      Congoleum Corporation (the "Company") was incorporated in Delaware in 1986, but traces its history in the flooring business back to Nairn Linoleum Co. (or "Congoleum") which began in 1886. In 1993, the business and assets of the Company and those of the Amtico Tile Division of American Biltrite Inc. (the "Tile Division") were combined (the "Acquisition"). The Acquisition was effected through the organization of a new corporation, Congoleum Holdings Incorporated ("Congoleum Holdings"), to which Hillside Industries Incorporated ("Hillside Industries") contributed all of the outstanding capital stock of Resilient Holdings Incorporated ("Resilient"), the owner of all of the outstanding capital stock of the Company, and to which American Biltrite Inc. ("American Biltrite") contributed the assets and certain liabilities of the Tile Division. Upon consummation of the Acquisition, Congoleum Holdings owned all of the outstanding capital stock of Resilient, which, in turn, owned all of the outstanding capital stock of the Company, and the Company owned the Tile Division. The assets and liabilities comprising the Tile Division which were acquired by the Company in the Acquisition are held directly by the Company. In 1995, the Company completed a public offering of 4,650,000 shares of Class A Common Stock (the "Offering"). Upon completion of the Offering, the Company implemented a Plan of Repurchase pursuant to which its two-tiered holding company ownership structure was eliminated through the merger of Congoleum Holdings with and into the Company, with the Company as the surviving corporation.

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wearlayer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a urethane coating. The Company also produces through-chip inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wearlayer and a urethane coating in some cases. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wearlayers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases wood laminates, sundries, and accessory products for resale.

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

      The Company also believes that patents and know-how play an important role in maintaining competitive position. In particular, the Company utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one competitor is presently able to duplicate.

Distribution

      The Company currently sells its products through approximately 22 distributors providing approximately 57 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers outside the United States for the years ended December 31, 2001, 2000, and 1999 were $7.6 million, $7.0 million, and $5.6 million, respectively.

      The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2001, the backlog of unshipped orders was $8.4 million, compared to $5.5 million at December 31, 2000.

      The Company considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 2001, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol Corporation, and its distributor, Mohawk Industries, Inc. Together, they accounted for 48% of the Company's net sales in 2001.

      On September 25, 2000, the Company announced the appointment of Mohawk Industries, Inc. as a distributor of its products throughout the continental United States effective November 1, 2000. The Company also announced it would be phasing out its distribution arrangements with LDBrinkman & Co. As of December 31, 2001, the Company and LDBrinkman have satisfied all contractual commitments to each other.

Working Capital

      The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. The Company's typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

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

      The Company encounters competition from three other manufacturers in North America and, to a much less-er extent foreign manufacturers. Certain of the Company's competitors, including Armstrong World Industries, Inc. in the resilient category, have substantially greater financial and other resources than the Company.

Research and Development

      The Company's research and development efforts concentrate on new product development, trying to increase product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2001 were $3.5 million, compared to $4.3 million and $4.2 million for the years ended December 31, 2000 and 1999, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be material. In connection with the Acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and the Company agreed to be financially responsible for any cleanup measures required. In 2001, the Company incurred capital expenditures of approximately $80 thousand for environmental compliance and control facilities.

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

Employees

      At December 31, 2001, the Company employed a total of 1,036 personnel compared to 1,159 employees at December 31, 2000.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 650 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement which expires in May 2003. The Marcus Hook plant has a five-year collective bargaining agreement which expires in November 2003. The Trenton sheet plant has a five-year collective bargaining agreement which expires in February 2006. The Finksburg plant has no union affiliation. In the past five years, there have been no significant strikes by employees at the Company and the Company believes that its employee relations are satisfactory.

Executive Officers of the Registrant

      The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 2002.

Roger S. Marcus (Age 56)

Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since 1993, and Chairman since 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 54)

Richard G. Marcus has been Vice Chairman of the Company since 1994 and a Director since 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief Operating Officer (since 1992) of American Biltrite.

Robert N. Agate (Age 57)

Robert N. Agate has been Executive Vice President of the Company since 1998. Prior thereto, he was Senior Vice President - Manufacturing of the Company since 1993, and prior to that he was Vice President of Manufacturing of the Tile Division of American Biltrite (since 1981).

David W. Bushar (Age 55)

David W. Bushar has been Senior Vice President - Manufacturing of the Company since 1998. Prior thereto, he was Manager, Technical Services since 1997 and prior to that he was Plant Manager of the Company's Trenton, New Jersey sheet facility since 1993.

Michael L. Dumont (Age 47)

Michael L. Dumont has been Senior Vice President - Sales of the Company since 1999. Prior thereto, he had served as Regional Sales Manager - Southwest Territory (since 1995) and prior to that he was Regional Manager - Western Territory (since 1991).

Howard N. Feist III (Age 45)

Howard N. Feist III has been Chief Financial Officer and Secretary of the Company since 1988. Mr. Feist is also Vice President - Finance and Chief Financial Officer of American Biltrite (since 2000).

Dennis P. Jarosz (Age 56)

Dennis P. Jarosz has been Senior Vice President - Marketing since 1995. Prior thereto, he had served as Vice President - Marketing since 1993 and Vice President - Sales & Marketing of the Tile Division of American Biltrite (since
1986).

Sidharth Nayar (Age 41)

Sidharth Nayar has been Senior Vice President - Finance of the Company since 1999. Prior thereto, he had served as Vice President - Controller since 1994 and prior to that he was Controller since 1990.

Thomas A. Sciortino (Age 55)

Thomas A. Sciortino has been Senior Vice President - Administration of the Company since 1993. Prior thereto, he was Vice President - Finance of the Tile Division of American Biltrite (since 1982).

Merrill M. Smith (Age 76)

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

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 89% of the hours available on a five-day, three-shift basis in 2001, with the corresponding figure for individual production lines ranging from 37% to 116%.

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

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 51 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, was estimated to be approximately 6.1%.

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

Asbestos-Related Liabilities: The Company is one of many defendants in approximately 6,563 pending claims (including workers' compensation cases) involving approximately 23,139 individuals as of December 31, 2001, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims during the years ended December 31, 2001 and 2000 was as follows:

                                           2001              2000
            -----------------------------------------------------
            Claims at Jan. 1              1,754               670
            New Claims                    5,048             1,302
            Settlements                     (40)              (76)
            Dismissals                     (199)             (142)
            -----------------------------------------------------
            Claims at Dec. 31             6,563             1,754
            -----------------------------------------------------

      The total indemnity costs incurred to settle claims during 2001 and 2000 were $1.1 million and $3.9 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of December 31, 2001, the Company has incurred asbestos-related claims of $11.4 million, to resolve claims of over 33,000 claimants, substantially all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $340. Over 99% of claims incurred by the Company have settled, on average, for amounts less than $100 per claimant.

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

      The Company regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of the Company. One such development, the declarations of bankruptcy by several companies that were typically lead defendants in asbestos-related cases, is likely to have a negative impact on the Company's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

      The Company periodically updates its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. The Company believes that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As such, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53.3 million in accordance with accounting principles generally accepted in the United States.

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, all claims and defense costs have been paid through primary insurance coverage. At December 31, 2001, the Company had $2.6 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, the Company expects its defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that the Company will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 16% to 28% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. The Company anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may in turn be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

      The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. Congoleum has filed suit regarding insurance coverage issues against certain of its primary insurance carriers, the carriers comprising its first layer of excess insurance, state guaranty funds representing insolvent carriers, and its insurance brokers and has begun settlement negotiations with several of these parties.

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $42.5 million of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. The Company further believes that the criteria, as defined by accounting principles generally accepted in the United States, to offset the estimated gross liability with a portion of the probable insurance recovery, equal to $35.5 million, have been met. Additionally, in

2001, the Company recorded an asset of $2.5 million for the probable settlement of disputed insurance coverage. The Company also recognized a liability for asbestos product liability of $2.8 million. The balance of the estimated gross liability of $17.8 million has been reflected in the balance sheet as a long-term liability. The Company has also recorded in the balance sheet an insurance receivable of $9.6 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability and for the probable insurance settlement discussed previously. This insurance receivable has been recorded in other long-term assets.

      Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that the Company's total liability for asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset. These uncertainties may result in the Company incurring future charges to income to adjust the carrying value of recorded liabilities and assets. Additionally, since the Company has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is possible that over time another amount within the range will be a better estimate of the actual losses. Although resolution of these claims is anticipated to take decades, amounts recorded for the liability are not discounted, and the effect on results of operations in any given year from a revision to these estimates could be material. Congoleum does not believe, however, that asbestos-related claims will have a material adverse effect on its financial position or liquidity.

      The total balances of environmental and asbestos-related liabilities and the related insurance receivables deemed probable of recovery at December 31 are as follows:

                                  2001                         2000
------------------------------------------------------------------------------
(in millions)           Liability     Receivable      Liability     Receivable
------------------------------------------------------------------------------
Environmental
   liabilities            $ 5.0         $ 2.0           $ 5.1          $2.0
Asbestos product
   liability               17.8           9.6            15.3           7.1
Other                       1.2            .2             1.3           0.1
------------------------------------------------------------------------------
Total                     $24.0         $11.8           $21.7          $9.2
------------------------------------------------------------------------------

Other: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims, and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      The Company's Class A common stock is listed on the American Stock Exchange. The following table reflects the high and low prices (rounded to the nearest one-hundredth) based on American and New York Stock Exchange trading over the past two years.

                  2001                    High               Low
            -------------------------------------------------------
              First Quarter               3.13              1.75
              Second Quarter              3.85              1.75
              Third Quarter               3.28              1.75
              Fourth Quarter              2.25              1.55

                  2000                    High               Low
            -------------------------------------------------------
              First Quarter               4.00              2.94
              Second Quarter              4.19              2.81
              Third Quarter               5.00              3.75
              Fourth Quarter              4.63              2.13

      The Company does not anticipate paying any cash dividends in the foreseeable future. Any future change in the Company's dividend policy is within the discretion of the Board of Directors and will depend, among other things, on the Company's earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deem relevant. The payment of cash dividends is limited under the terms of the Indenture relating to the Company's Senior Notes and the terms of the Company's existing revolving credit facility, subject to the Company's cumulative earnings and other factors.

      The number of registered and beneficial holders of the Company's Class A common stock on February 10, 2002 was approximately 1,000.

Item 6. SELECTED FINANCIAL DATA
        (in thousands, except per share amounts)


                                                                 For the years ended
                                                                    December 31,
-------------------------------------------------------------------------------------------------------------
                                          2001           2000           1999          1998          1997
-------------------------------------------------------------------------------------------------------------
Income Statement Data:
Net sales .........................    $223,250       $ 224,644      $ 246,006      $ 259,126    $ 252,526

Cost of sales .....................     165,683         170,373        176,559        181,997      180,093
Selling, general and
    administrative expenses .......      53,442          54,395         57,428         56,839       57,094
Distributor transition expenses ...          --           7,717             --             --           --
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations .....       4,125          (7,841)        12,019         20,290       15,339

Interest expense, net .............      (7,591)         (5,714)        (6,101)        (5,758)      (5,258)

Other income, net .................       1,320           1,450          1,729            984          974
-------------------------------------------------------------------------------------------------------------
Income (loss) before taxes
    and extraordinary item ........      (2,146)        (12,105)         7,647         15,516       11,055

Provision (benefit) for income
    taxes .........................        (506)         (3,976)         2,719          5,663        4,035
-------------------------------------------------------------------------------------------------------------
Income (loss) before
    extraordinary item ............      (1,640)         (8,129)         4,928          9,853        7,020
Extraordinary item ................          --              --             --         (2,413)        (279)

-------------------------------------------------------------------------------------------------------------
Net income (loss)                      $ (1,640)      $  (8,129)     $   4,928      $   7,440    $   6,741
-------------------------------------------------------------------------------------------------------------

Income (loss) per common share
    before extraordinary item .....    $  (0.20)      $   (0.98)     $    0.57      $    1.09    $    0.72

Extraordinary item ................          --              --             --          (0.27)       (0.03)

Net income (loss) per common share,
    basic and diluted .............    $  (0.20)      $   (0.98)     $    0.57      $    0.82    $    0.69
-------------------------------------------------------------------------------------------------------------
Average shares outstanding ........       8,260           8,267          8,699          9,038        9,839
-------------------------------------------------------------------------------------------------------------

Balance Sheet Data (at end of period):
Total assets ......................    $229,883       $ 238,662      $ 231,817      $ 231,865    $ 196,581
Total long-term debt ..............      99,674          99,625         99,575         99,526       76,594
Stockholders' equity ..............    $ 25,053       $  29,310      $  40,130      $  37,853    $  31,783

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's business is cyclical and is affected by the same economic factors that affect the remodeling and housing industries in general, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.

      In addition to external economic factors, the Company's results are sensitive to sales and manufacturing volume, competitors' pricing, consumer preferences for flooring products, raw material costs and the mix of products sold. The manufacturing process is capital intensive and requires substantial investment in facilities and equipment. The cost of operating these facilities generally does not vary in direct proportion to production volume and, consequently, operating results fluctuate disproportionately with changes in sales volume.

Year ended December 31, 2001 as compared to year ended December 31, 2000

      Net sales for the year ended December 31, 2001 were $223.3 million as compared to $224.6 million for the year ended December 31, 2000, a decrease of $1.3 million or 0.6%. The decrease resulted primarily from lower sales of products for the manufactured housing industry and lower sales to the southwest and west coast regions as a result of the distributor transition in that area. These declines were largely offset by improved sales in the balance of the U.S. and Canada resulting primarily from sales of the Company's Ultima and new Durastone product lines.

      Gross profit for the year ended December 31, 2001 was $57.6 million, or 25.8% of sales, compared to $54.3 million in 2000, or 24.2% of sales, an increase of $3.3 million or 6.1%. Gross profit increased primarily due to improved manufacturing efficiencies, reductions in manufacturing overhead costs, and a more profitable mix of sales.

      Selling, general and administrative expenses were $53.4 million for the year ended December 31, 2001 as compared to $54.4 million for the year ended December 31, 2000, a decrease of $1.0 million or 1.8%. As a percent of net sales, selling, general and administrative expenses remained at approximately 24%. Cost reduction initiatives instituted in the first quarter, including a 13% reduction in the workforce, were partly offset by product launch costs for the new Durastone product line.

      Income from operations was $4.1 million for the year ended December 31, 2001, compared to a loss of $7.8 million for the year ended December 31, 2000, an increase of $11.9 million. Of this $11.9 million improvement, $7.7 million is attributable to the impact of costs incurred for a distributor transition in 2000. The remainder of the improvement is primarily due to the improvements in margins and reductions in selling, general and administrative costs previously discussed.

      Interest income declined from $1.8 million in 2000 to $708 thousand in 2001 due to a combination of lower average cash equivalent and short-term investment balances and lower interest rates. Interest expense increased from $7.5 million in 2000 to $8.3 million in 2001, primarily due to lower capitalized interest in 2001 compared to 2000.

      The effective tax rate for 2001 was 23.6% resulting in a tax benefit of $506 thousand. The tax benefit includes a reduction of $273 thousand for a tax valuation allowance. For 2000, the effective tax rate was 32.9% resulting in a tax benefit of $4.0 million which includes a reduction for a tax valuation allowance of $1.1 million.

Year ended December 31, 2000 as compared to year ended December 31, 1999

      Net sales for the year ended December 31, 2000 were $224.6 million as compared to $246.0 million for the year ended December 31, 1999, a decrease of $21.4 million or 8.7%. The decrease resulted primarily from declines in sales of promotional goods and products for the manufactured housing industry. Sales of running line residential sheet products increased on the strength of new product sales, but most of this increase was offset by sales declines in the southwestern United States, where the Company has made a major distributor change.

      Gross profit for the year ended December 31, 2000 was $54.3 million compared to $69.4 million in 1999, a decrease of $15.1 million or 21.9%. Gross profit declined primarily due to lower sales and higher raw material costs. Gross profit margins declined from 28.2% of net sales in 1999 to 24.2% of net sales in 2000. The decline in gross profit margins was due to having less production volume over which to spread fixed manufacturing overhead expenses, coupled with higher costs for raw materials and energy.

      Selling, general and administrative expenses were $54.4 million for the year ended December 31, 2000 as compared to $57.4 million for the year ended December 31, 1999, a decrease of $3.0 million or 5.3%. As a percent of net sales, selling, general and administrative expenses increased from 23.3% in 1999 to 24.2% in 2000. The Company initiated expense reductions during the second quarter of 2000 in response to weaker sales, resulting in lower spending. In addition, as a result of the distributor change, the Company performed a periodic analysis of its allowance for doubtful accounts in the fourth quarter of 2000. This analysis considered both quantitative and qualitative criteria of our existing customer base, among which is the relative financial strength of our distributors. The Company reversed $1.8 million of its allowance for doubtful accounts upon the completion of its analysis, which also contributed to the reduction in selling, general and administrative expenses in 2000.

      Distributor transition costs include transition expenses of $7.7 million related to the previously announced distributor change from LDBrinkman & Co. to Mohawk Industries, Inc. The charge consisted of two components. First was the Company's share of the costs of establishing Mohawk as a distributor, which included training, meetings, displays and similar costs. Second were the costs to be paid pursuant to the settlement agreement with LDBrinkman. Additionally, a provision for the estimated amount of goods to be returned to the Company in 2001 under the terms of the settlement agreement was recorded. Sales and margin were reduced by $4.0 million and $1.3 million, respectively, reflecting these estimated returns. Of the $7.7 million distributor transition charge, $4.7 million remained accrued at December 31, 2000 and consisted primarily of termination costs to be paid to LDBrinkman. These costs were paid in 2001 and were funded by operating cash flows.

      The loss from operations was $7.8 million for the year ended December 31, 2000, compared to income of $12.0 million for the year ended December 31, 1999, a decrease of $19.9 million, primarily due to the decline in sales and the impact of the distributor transition.

      Interest expense (net) decreased from $6.1 million in 1999 to $5.7 million in 2000, primarily due to higher capitalized interest in 2000 compared to 1999. Other income (net) decreased from $1.7 million in 1999 to $1.5 million in 2000, due to lower royalty income.

      The effective tax rate for 2000 was 32.9% resulting in a tax benefit of $4.0 million. The tax benefit includes a reduction of $1.1 million for a tax valuation allowance. For 1999, the effective tax rate was 35.6% resulting in tax expense of $2.7 million, including a valuation allowance of $469 thousand.

Liquidity and Capital Resources

      Cash and equivalents, including short-term investments at December 31, 2001, were $16.7 million, a decrease of $8.1 million from December 31, 2000. Working capital was $51.7 million at December 31, 2001, up from $49.2 million one year earlier. The ratio of current assets to current liabilities at December 31, 2001 was 2.0 to one, compared to 1.8 to one a year earlier. The ratio of debt to total capital at December 31, 2001 was .43 compared to .42 in 2000. Net cash used by operations during the year ended December 31, 2001 was $0.2 million, down from cash provided by operations of $0.9 million in 2000. Cash from operations decreased from 2000 to 2001 due to increased inventory to support new product introductions in late 2001 and early 2002, expenditures for marketing materials related to these introductions, and payments made in settlement of distributor termination costs, offset by increased operating income and the collection of extended term receivables outstanding at the start of 2001. Capital expenditures in 2001 totaled $7.9 million. The Company is currently planning capital expenditures of approximately $10.0 million in 2002 and $8.0 million in 2003.

      In December 2001, the Company entered into a new three-year revolving credit facility which provides for borrowings up to $30.0 million. Interest is based on .25% above prime or 2.75% over LIBOR as applicable. This financial agreement contains certain covenants which include the maintenance of a minimum tangible net worth if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2001, based on the level of receivables and inventory, the Company had borrowing availability of $30.0 million, of which $1.8 million was utilized for outstanding letters of credit.

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of December 31, 2001, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan.

      Collective bargaining agreements with hourly employees at the Company's facilities expire in 2003 and 2006. In the past five years, there have been no strikes by employees at the Company, and the Company believes that its employee relations are satisfactory.

      The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse impact on the Company's financial position, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its financial position. There can be no assurances that the costs of any future government regulations could be passed along to its customers.

      The Company is one of many defendants in 6,563 pending claims involving 23,139 individuals as of December 31, 2001 alleging personal injury from exposure to asbestos-containing products. The Company estimates the potential cost of defense and indemnity for claims of this type could range from $53.3 million to $195.6 million through the year 2049, before insurance coverage. During the period that Congoleum produced asbestos-containing products, it purchased primary and excess policies providing in excess of $1 billion for bodily injury asbestos claims. Although certain of its excess carriers are insolvent and there are some disputes among the Company and its carriers with respect to certain coverage issues, the Company expects insurance will cover the majority of cost for resolving these claims. At December 31, 2001, the Company had recorded a liability of $17.8 million for the estimated potential liability, and a related insurance receivable of $9.6 million representing an estimate of the probable amount of related insurance recovery.

      The indemnity cost incurred to settle claims during 2001 was $1.1 million, all of which was paid by the Company's primary insurance carriers. At December 31, 2001, the Company had $2.6 million in remaining primary insurance coverage. Once all primary coverage is exhausted, the Company expects the defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that the Company will share in these costs due to the insolvency of certain carriers. The Company is presently in negotiation with several of its excess insurance carriers to determine what portion of defense and indemnity costs will be paid by the Company once its primary insurance coverage is exhausted. Although the number of new claims rose significantly in 2001, and although there is a high degree of uncertainty in estimating both the potential liability and the amount of related insurance coverage available, the Company does not believe these claims will have a material adverse effect on its financial position.

      The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites, asbestos-related claims, and general liability claims (more fully discussed in "Legal Proceedings" in Part I Item 3 and "Environmental Regulation" in Part I Item 1). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general, environmental and asbestos-related contingencies.

      The Company records a liability for environmental remediation, asbestos-related claim costs, and general liability claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. Estimated insurance recoveries related to these liabilities are reflected in other noncurrent assets (see Note 15 of Notes to Financial Statements).

      Although the outcome of these matters could result in significant expenses or judgments, the Company does not believe based on present facts and circumstances that their disposition will have a material adverse effect on the financial position of the Company.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes these sources will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through the foreseeable future. However, it is possible that certain adverse developments, particularly in the area of asbestos litigation, could have a material adverse effect on the Company's ability to fund its operating and investing requirements.

      The following table summarizes the Company's obligation for future principal payments on its debt and future minimum rental payments on its noncancelable operating leases at December 31, 2001.

                                      Payments Due by Period
                                      (amounts in thousands)
-------------------------------------------------------------------------------------------------
                  Total      Less than 1 year     1 - 3 years      4 - 5 years      After 5 years
-------------------------------------------------------------------------------------------------
  Long-term
  debt          $100,000                                                              $100,000

  Operating
  leases          14,754            2,833             4,104            2,685             5,132
-------------------------------------------------------------------------------------------------
  Total         $114,754           $2,833            $4,104           $2,685          $105,132
-------------------------------------------------------------------------------------------------

Critical Accounting Policies

      The Company has identified a number of its accounting policies that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect of changing those estimates and assumptions could have a material effect on the Company's financial statements. Following is a summary of those critical accounting policies.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets when it becomes more likely than not that the Company will not be able to realize the tax benefit underlying the asset. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income. It is possible that the facts underlying these assumptions may not materialize in future periods, which may require the Company to record additional deferred tax valuation allowances.

Environmental Contingencies - As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third-party sites and Company-owned sites. Management has recorded both liabilities and insurance receivables in its financial statements for its estimate of future remediation activities. These estimates are based on certain assumptions such as the extent of cleanup activities to be performed, the methods employed in the cleanup activities, the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.

Asbestos Liabilities - As discussed previously, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. The Company has recorded in its balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Due to the highly subjective nature of these assumptions, the Company has estimated a wide range of potential future costs and insurance recoveries, and, because the Company believes that no amount within the range is more likely than any other, has recorded a liability and insurance receivable based on the low end of the range in accordance with accounting principles generally accepted in the United States. As such, the selection of a different amount within the range could have a material effect on the Company's financial statements, as could future developments which differ from the assumptions used in developing the Company's estimates.

Pension Plans and Postretirement Benefits - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, the Company uses a calculated value of plan assets (which is further described below). SFAS No. 87 requires that the effects of the performance of the pension plan's assets and changes in pension liability discount rates on the Company's computation of pension income (expense) be amortized over future periods.

      The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. In 2001, the Company has assumed that the expected long-term rate of return on plan assets will be 9%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2001, the Company determined this rate to be 7.25%.

      The Company accounts for its postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which requires that amounts recognized in financial statements be determined on a actuarial basis. These amounts are projected based on the

January 1, 2000 SFAS No. 106 valuation and the 2001 year-end disclosure assumptions, including a discount rate of 7.25% and health care cost trend rates of 8% in 2002 reducing to an ultimate rate of 5% in 2007.

Pending Adoption of Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of Congoleum Corporation. SFAS No. 142 will be effective for the Company as of January 1, 2002. While Congoleum has not fully evaluated the impact of adopting SFAS No. 142, adoption of this standard is expected to result in the elimination of approximately $0.4 million of goodwill amortization expense per year, or $.05 per share.

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Congoleum will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company is currently assessing the impact of adopting SFAS No. 144 on its combined financial statements.

      In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"), was issued. Congoleum will adopt EITF 01-9 effective January 1, 2002 when adoption is mandatory. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are already in accordance with the consensus reached in this issue. The Company does record certain costs relating to these programs in selling, general and administrative expenses that will be reclassified to a reduction of sales in its March 31, 2002 10-Q for all periods presented.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2001 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

                                                      December 31,  December 31,
                                                          2001          2000
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents........................   $ 15,257        $ 12,637
  Short-term investments ..........................      1,416          12,097
  Accounts receivable, less allowance for
    doubtful accounts and cash discounts of
    $1,859 and $1,934 as of December 31, 2001 and
    2000, respectively.............................     17,932          25,527
  Inventories......................................     55,782          52,907
  Prepaid expenses and other current assets........      6,403           3,966
  Deferred income taxes............................      6,375           3,637
--------------------------------------------------------------------------------
    Total current assets...........................    103,165         110,771
Property, plant, and equipment, net................     95,904          99,410
Goodwill, net......................................     10,523          10,955
Deferred income taxes..............................      1,334           1,530
Other noncurrent assets............................     18,957          15,996
--------------------------------------------------------------------------------
    Total assets...................................   $229,883        $238,662
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................    $17,911         $19,617
  Accrued liabilities..............................     29,585          38,300
  Accrued taxes....................................        353             440
  Deferred income taxes............................      3,597           3,211
--------------------------------------------------------------------------------
    Total current liabilities......................     51,446          61,568
Long-term debt.....................................     99,674          99,625
Other liabilities..................................     30,080          27,044
Accrued pension liability..........................     14,658          11,786
Accrued postretirement benefit obligation..........      8,972           9,329
--------------------------------------------------------------------------------
    Total liabilities..............................    204,830         209,352
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01;
  20,000,000 shares authorized; 4,736,950
  shares issued as of December 31, 2001 and
  2000.............................................         47              47
Class B common stock, par value $0.01;
  4,608,945 shares authorized, issued and
  outstanding at December 31, 2001 and 2000........         46              46
Additional paid-in capital.........................     49,105          49,105
Retained deficit...................................    (10,221)         (8,581)
Accumulated minimum pension liability adjustment...     (6,111)         (3,494)
                                                       -------         -------
                                                        32,866          37,123
Less Class A common stock held in treasury,
  at cost; 1,085,760 shares at December 31,
  2001 and 2000....................................      7,813           7,813
--------------------------------------------------------------------------------
     Total stockholders' equity....................     25,053          29,310
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity....   $229,883        $238,662
================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                    For the years ended
                                                        December 31,

                                                2001       2000       1999
--------------------------------------------------------------------------------
Net sales...................................  $223,250   $224,644   $246,006
Cost of sales...............................   165,683    170,373    176,559
Selling, general and administrative expenses    53,442     54,395     57,428
Distributor transition expenses.............        --      7,717         --
--------------------------------------------------------------------------------
     Income (loss) from operations..........     4,125     (7,841)    12,019
Other income (expense):
   Interest income..........................       708      1,797      1,837
   Interest expense.........................    (8,299)    (7,511)    (7,938)
   Other income.............................     1,350      1,459      1,819
   Other expense............................       (30)        (9)       (90)
--------------------------------------------------------------------------------
     (Loss) income before income taxes......    (2,146)   (12,105)     7,647
(Benefit) provision for income taxes........      (506)    (3,976)     2,719
--------------------------------------------------------------------------------
     Net (loss) income......................  $ (1,640)  $ (8,129)  $  4,928
================================================================================
     Net (loss) income per common share,
       basic and diluted....................  $  (0.20)  $  (0.98)  $   0.57
--------------------------------------------------------------------------------
     Weighted average number of common
     shares outstanding.....................     8,260      8,267      8,699
================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share amounts)

                                 Common Stock                               Accumulated
                                par value $0.01    Additional             Minimum Pension
                                ----------------    Paid-in     Retained     Liability        Treasury              Comprehensive
                                Class A  Class B    Capital     Deficit      Adjustment        Stock     Total      Income (Loss)
------------------------------------------------------------------------------------------------------------------  -------------
Balance, December 31, 1998.....   $47      $47      $49,574     $(5,380)      $(2,302)        $(4,133)   $37,853
Purchase of treasury stock.....                                                                (3,483)    (3,483)
Purchase and retirement of
  Class B stock................             (1)        (469)                                                (470)
Minimum pension liability
  adjustment, net of tax of
  $748.........................                                                 1,302                      1,302     $  1,302
Net income.....................                                   4,928                                    4,928        4,928
                                                                                                                     --------
Net comprehensive income.......                                                                                      $  6,230
------------------------------------------------------------------------------------------------------------------   ========
Balance, December 31, 1999.....    47       46       49,105        (452)       (1,000)         (7,616)    40,130
Purchase of treasury stock.....                                                                  (197)      (197)
Minimum pension liability
  adjustment, net of tax benefit
  of $1,434....................                                                (2,494)         (2,494)               $ (2,494)
Net loss.......................                                  (8,129)                                  (8,129)      (8,129)
                                                                                                                     --------
Net comprehensive loss                                                                                               $(10,623)
------------------------------------------------------------------------------------------------------------------   ========
Balance, December 31, 2000.....    47       46       49,105      (8,581)       (3,494)         (7,813)    29,310
Purchase of treasury stock.....
Minimum pension liability
  adjustment, net of tax benefit
  of $1,504....................                                                (2,617)                    (2,617)    $ (2,617)
Net loss.......................                                  (1,640)                                  (1,640)      (1,640)
                                                                                                                     --------
Net comprehensive loss.........                                                                                      $ (4,257)
------------------------------------------------------------------------------------------------------------------   ========
Balance, December 31, 2001.....   $47      $46      $49,105    $(10,221)      $(6,111)        $(7,813)   $25,053
==================================================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                           For the years ended
                                                                                December 31,

                                                                    2001           2000           1999
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income...........................................  $ (1,640)       $ (8,129)      $ 4,928
   Adjustments to reconcile net (loss)
     income to net cash (used) provided by
     operating activities:
        Depreciation...........................................    11,363          10,919        10,220
        Amortization...........................................       818             818           818
        Deferred income taxes..................................      (652)         (1,769)        2,350
        Changes in certain assets and liabilities:
           Accounts and notes receivable.......................     7,595         (11,782)        2,135
           Inventories.........................................    (2,875)          1,692        (9,407)
           Prepaid expenses and other current assets...........    (4,870)             93        (1,147)
           Accounts payable....................................    (1,706)            457         4,761
           Accrued liabilities.................................    (8,802)          8,364        (2,218)
           Other liabilities...................................       566             193        (2,161)
--------------------------------------------------------------------------------------------------------
           Net cash (used) provided by operating activities....      (203)            856        10,279
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures, net ..................................    (7,858)        (13,925)      (18,670)
   Purchase of short-term investments..........................    (4,175)        (23,392)      (51,044)
   Maturities of short-term investments........................    14,856          30,527        31,812
--------------------------------------------------------------------------------------------------------
           Net cash provided (used) by investing activities....     2,823          (6,790)      (37,902)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Purchase of treasury stock..................................        --            (197)       (3,483)
   Purchase and retirement of Class B stock....................        --              --          (470)
--------------------------------------------------------------------------------------------------------
           Net cash used by financing activities                       --            (197)       (3,953)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...........     2,620          (6,131)      (31,576)
Cash and cash equivalents:
   Beginning of year...........................................    12,637          18,768        50,344
--------------------------------------------------------------------------------------------------------
   End of year.................................................  $ 15,257         $12,637      $ 18,768
========================================================================================================

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies:

Nature of Business and Basis of Presentation - Congoleum Corporation (the "Company" or "Congoleum") manufactures resilient sheet and tile flooring products. These products, together with a limited quantity of related products purchased for resale, are sold primarily to wholesale distributors and major retailers in the United States and Canada.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Basis of Consolidation - The accompanying consolidated financial statements reflect the operations, financial position and cash flows of Congoleum Corporation and include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized when products are shipped. Net sales are comprised of the total sales billed during the period less the estimated sales value of goods returned, trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its distributors until the right-of-return period lapses.

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Short-Term Investments - The Company invests in highly liquid debt instruments with strong credit ratings. Commercial Paper investments with a maturity greater than three months, but less than one year at the time of purchase, are considered to be short-term investments. The carrying amount of the investments approximates fair value due to their short maturity. The Company maintains cash and cash equivalents and short-term investments with certain financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Inventories - Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories.

Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost and are depreciated over their estimated useful lives (30 years for buildings, 15 years for building improvements, production equipment and heavy-duty vehicles, 3 to 10 years for light-duty vehicles and office furnishings and equipment) on the straight-line method for financial reporting and accelerated methods for income tax purposes. Costs of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred. When an asset is sold, retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in operations.

Debt Issue Costs - Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2001 and 2000 amounted to $2.2 million and $2.5 million, respectively, net of accumulated amortization of $1.1 million and $812 thousand, respectively, and are included in other noncurrent assets.

Goodwill - The excess of purchase cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $6.6 million and $6.1 million at December 31, 2001 and 2000, respectively.

      The Company periodically evaluates goodwill to ensure it is fully recoverable from projected undiscounted cash flows of the related business operations. There have been no impairment adjustments to goodwill through December 31, 2001.

Environmental Remediation and Asbestos Liabilities - The Company is subject to federal, state and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 4, 6, and 15). The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products. The Company records a liability for these cases based on its estimate of costs to resolve both open and incurred-but-not-reported claims. The Company also records an insurance receivable based on its estimate of insurance recoveries for these costs. In estimating the Company's asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties regarding the legal sufficiency of insurance claims or solvency of insurance carriers. (See Note 15.)

Income Taxes - The provision for income taxes is based on earnings reported in the financial statements under an asset and liability approach in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the difference between the tax basis of assets and liabilities and their reported amounts for financial statement purposes.

Shipping and Handling Costs - Shipping costs at December 31, 2001, 2000 and 1999 were $3.5 million, $4.2 million and $4.2 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share - The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options. For all periods presented, basic and diluted shares outstanding are the same.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of Congoleum. SFAS No. 142 will be effective for the Company as of January 1, 2002. While Congoleum has not fully evaluated the impact of adopting SFAS No. 142, adoption of this standard is expected to result in the elimination of approximately $0.4 million of goodwill amortization expense per year, or $.05 per share.

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Congoleum will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. The Company is currently assessing the impact of adopting SFAS No. 144 on its consolidated financial statements.

       In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9") was issued. Congoleum will adopt EITF 01-9 effective January 1, 2002 when adoption is mandatory. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are already in accordance with the consensus reached in this issue. The Company does record certain costs relating to these programs in selling, general and administrative expenses that will be reclassified to a reduction of sales in its March 31, 2002 10-Q for all periods presented.

Reclassifications - Certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current year's presentation.

2. Inventories:

A summary of the major components of inventories is as follows (in 000s):

                                     December 31,       December 31,
                                        2001               2000
      ----------------------------------------------------------------
      Finished goods                  $ 43,680           $ 41,879
      Work-in-process                    4,425              3,600
      Raw materials and supplies         7,677              7,428
      ----------------------------------------------------------------
      Total inventories               $ 55,782           $ 52,907
      ================================================================

      If the FIFO (first-in, first-out) method of inventory accounting (which ap proximates current cost) had been used, inventories would have been ap proximately $731 thousand lower and $26 thousand higher than reported at De cember 31, 2001 and 2000, respectively.

3. Property, Plant, and Equipment:

A summary of the major components of property, plant, and equipment is as follows (in 000s):

                                     December 31,       December 31,
                                        2001               2000
      ----------------------------------------------------------------
      Land                           $   2,930           $  2,930
      Buildings and improvements        44,335             42,133
      Machinery and equipment          166,002            158,829
      Construction-in-progress           6,594             10,177
      ----------------------------------------------------------------
                                       219,861            214,069
      Less accumulated
           depreciation                123,957            114,659
      ----------------------------------------------------------------
      Total property, plant,
        and equipment, net            $ 95,904           $ 99,410
      ----------------------------------------------------------------

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $330 thousand, $1.1 million, and $691 thousand for 2001, 2000, and 1999, respectively.

      The amount of approved but unexpended capital appropriations at December 31, 2001 was $4.2 million, substantially all of which is planned to be expended during 2002.

4. Accrued Liabilities:

Accrued liabilities consists of the following (in 000s):

                                      December 31,       December 31,
                                         2001               2000
      ---------------------------------------------------------------
      Accrued warranty,
        marketing and sales
        promotion                      $19,449            $19,236
      Employee
        compensation and
        related benefits                 3,678              3,165
      Interest                           3,595              3,595
      Environmental
        remediation and product-
        related liabilities              1,140              1,140
      Distributor termination costs         --              4,659
      Reserve for sales returns             --              4,034
      Other                              1,723              2,471
      ---------------------------------------------------------------
      Total accrued liabilities        $29,585            $38,300
      ===============================================================

5. Long-Term Debt:

Long-term debt consists of the following (in 000s):

                                     December 31,       December 31,
                                        2001               2000
      ---------------------------------------------------------------
      8 5/8% Senior Notes
        due 2008                       $99,674            $99,625
      ---------------------------------------------------------------

      On August 3, 1998, the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.

      The fair value of the Company's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was approximately $65 million and $50 million at December 31, 2001 and 2000, respectively.

      In December 2001, the Company entered into a revolving credit facility which expires in 2004 that provides for borrowings up to $30.0 million depending on levels of the Company's inventory and receivables. This agreement provides for a monthly commitment fee based on the average daily unused portion of the commitment equal to three-eighths of one percent and a monthly servicing fee of $2,500. This financing agreement contains certain covenants which include the maintenance of a minimum tangible net worth if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. Borrowings under this facility are collateralized by inventory and receivables. There were no borrowings outstanding under this facility at December 31, 2001; however, the facility provides for standby letters of credit which total $1.8 million at December 31, 2001.

6. Other Liabilities:

Other liabilities consists of the following (in 000s):

                                     December 31,       December 31,
                                        2001               2000
      --------------------------------------------------------------
      Environmental remediation
        and product-related
        liabilities                    $22,864            $20,553
      Accrued workers'
        compensation claims              5,971              5,196
      Other                              1,245              1,295
      --------------------------------------------------------------
      Total other liabilities          $30,080            $27,044
      ==============================================================

7. Research and Development Costs:

      Total research and development costs charged to operations amounted to $3.5 million, $4.3 million and $4.2 million for the years ended December 31, 2001, 2000, and 1999, respectively.

8. Operating Lease Commitments and Rent Expense:

      The Company leases certain office facilities and equipment under leases with varying terms.

      Future minimum lease payments of noncancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows (in 000s):

      Years Ending
      -------------------------------------------------------------
      2002                                                 $2,833
      2003                                                  2,142
      2004                                                  1,962
      2005                                                  1,389
      2006                                                  1,296
      Thereafter                                            5,132
      -------------------------------------------------------------
      Total minimum lease payments                        $14,754
      =============================================================

      Rent expense was $3.6 million, $2.8 million and $3.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

9. Retirement Plans:

      Retirement benefits are provided for substantially all employees under Company-sponsored defined benefit pension plans. The plans are noncontributory and generally provide monthly lifetime payments, normally commencing at age 65. Benefits under the plans are based upon the provisions of negotiated labor contracts and years of service. It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations plus such additional amounts, if any, the Company's actuarial consultants advise to be appropriate.

      Net periodic pension cost includes the following components (in 000s):

                                         For the years ended December 31,
                                         --------------------------------------
                                             2001         2000          1999
      -------------------------------------------------------------------------

      Service cost                       $ 1,089        $ 1,079        $ 1,152
      Interest cost                        4,140          4,063          3,920
      Expected return on
        plan assets                       (4,068)        (4,329)        (4,100)
      Amortization of
        transition amount                     76             76             76
      Amortization of prior
        service benefit                     (242)          (242)          (242)
      Recognized actuarial
        (gain) loss                          363            (44)           186
      -------------------------------------------------------------------------
      Net periodic
        pension cost                     $ 1,358        $   603        $   992
      =========================================================================

Weighted-average assumptions as of December 31 were as follows:

                                            2001           2000          1999
      -------------------------------------------------------------------------

      Discount rate                         7.25%          7.25%         7.25%
      Rate of compensation
        increase                            5.00%          5.00%         5.00%
      Expected long-term
        rate of return
        on assets                           9.00%          9.00%         9.00%

      The following table sets forth the components of the change in projected benefit obligation and fair value of plan assets during 2001 and 2000 as well as funded status of the plans at December 31, 2001 and 2000 (in 000s):

                                                December 31,       December 31,
                                                    2001               2000
      ------------------------------------------------------------------------
      Accumulated benefit
        obligation at end of year                 $ 58,662          $ 57,721
      ========================================================================
      Change in projected benefit
        obligation:
        Projected benefit obligation
           at beginning of year                   $ 58,799          $ 58,281
        Service cost                                 1,089             1,079
        Interest cost                                4,140             4,063
        Actuarial gain                                 512               (99)
        Benefits paid                               (4,601)           (4,525)
      ------------------------------------------------------------------------
      Projected benefit obligation
        at the end of the year                    $ 59,939          $ 58,799
      ========================================================================
      Change in plan assets:
        Fair value of plan assets
             at beginning of year                 $ 46,346          $ 49,177
        Actual return on assets                       (345)             (713)
        Employer contributions                       2,603             2,407
        Benefit paid                                (4,601)           (4,525)
      ------------------------------------------------------------------------
      Fair value of plan assets
        at end of year                            $ 44,003          $ 46,346
      ========================================================================
      Funded status                               $(15,936)         $(12,453)
      Unrecognized transition
        amount                                        (219)             (143)
      Unrecognized prior
        service benefit                             (1,251)           (1,493)
      Unrecognized net
        actuarial loss                              12,932             8,370
      ------------------------------------------------------------------------
      Net amount recognized                       $ (4,474)         $ (5,719)
      ========================================================================
      Amounts recognized in the
        financial statements
        consist of:
          Accrued benefit liability               $(14,658)         $(11,786)
          Intangible asset                             560               564
          Deferred tax asset                         3,513             2,009
      ------------------------------------------------------------------------
          Accumulated other
             comprehensive
             income                                  6,111             3,494
      ------------------------------------------------------------------------
      Net amount recognized                       $ (4,474)         $ (5,719)
      ========================================================================

      The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% of compensation with partially matching Company contributions. The charge to income relating to the Company match was $1.4 million, $1.1 million and $1.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

10. Postretirement Benefits Other Than Pensions:

Net periodic postretirement benefits cost is as follows (in 000s):

                                          For the years ended December 31,
                                          -------------------------------------
                                            2001          2000           1999
      -------------------------------------------------------------------------
      Service cost                        $ 142          $ 134          $ 148
      Interest cost                         474            461            480
      Amortization of
        prior service benefit              (462)          (417)          (409)
      Amortization of
        net (gain) loss                      (9)            (3)            71
      -------------------------------------------------------------------------
      Net periodic benefits
        cost                              $ 145          $ 175          $ 290
      =========================================================================
      Weighted average
        discount rate                      7.25%          7.25%          7.25%
      =========================================================================

      The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded in 2001 and 2000, were as follows (in 000s):

                                                  December 31,      December 31,
                                                     2001              2000
      -------------------------------------------------------------------------
      Change in benefit obligation:
        Benefit obligation at end
        of prior year                              $ 6,800          $ 7,141
      Service cost
        (with interest)                                142              134
      Interest cost                                    474              461
      Actuarial loss (gain)                            121             (449)
      Benefits paid                                   (504)            (487)
      -------------------------------------------------------------------------
      Benefit obligation at end
        of year                                    $ 7,033          $ 6,800
      =========================================================================
      Funded status                                $(7,033)         $(6,800)
      Unrecognized net gain                           (829)            (959)
      Unrecognized prior
        service benefit                             (1,527)          (1,989)
      -------------------------------------------------------------------------
      Accrued postretirement
        benefit cost                                (9,389)          (9,748)
      Less current portion                             417              419
      -------------------------------------------------------------------------
      Noncurrent
        postretirement
        benefit obligations                        $(8,972)         $(9,329)
      =========================================================================

      The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.0% in 2001; the rate was assumed to decrease gradually to 5.0% over the next 5 years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $52 thousand for the year ended December 31, 2001, and would increase the accumulated postretirement benefit obligations by $492 thousand at December 31, 2001.

11. Income Taxes:

The provision (benefit) for income taxes is comprised of the following (in
000s):

                                          For the years ended December 31,
                                          -------------------------------------
                                            2001          2000          1999
      -------------------------------------------------------------------------
      Current:
        Federal                           $  40         $(2,297)        $  259
        State                               106              88            113
      Deferred:
        Federal                            (652)         (1,633)         2,123
        State                              (273)         (1,220)          (245)
        Valuation allowance                 273           1,086            469
      -------------------------------------------------------------------------
      Provision (benefit) for
        income taxes                      $(506)        $(3,976)        $2,719
      =========================================================================

      The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

                                             For the years ended December 31,
                                             ----------------------------------
                                              2001        2000           1999
      -------------------------------------------------------------------------
      Statutory federal
        income tax rate                       34.0%       34.0%         34.0%
      State income taxes,
        net of federal benefit                 7.5         5.5           2.7
      Goodwill                                (6.8)       (1.2)          1.9
      Other                                  (11.1)       (5.4)         (3.0)
      -------------------------------------------------------------------------
      Effective tax rate                      23.6%       32.9%         35.6%
      =========================================================================

      Deferred taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The components of the deferred tax asset and liability relate to the following temporary differences (in 000s):

                                               December 31,       December 31,
                                                   2001               2000
      ------------------------------------------------------------------------
      Deferred tax asset:
        Accounts receivable                      $    195          $    198
        Unfunded pension liability                  4,810             4,225
      Environmental remediation
        and product-related
        reserves                                   10,034             9,743
      Postretirement benefit
        obligations                                 4,138             4,313
      Tax credit and other
        carryovers                                  5,739             2,788
      Other accruals                                2,380             2,437
      ------------------------------------------------------------------------
      Deferred tax asset                           27,296            23,704
      Valuation allowance                          (1,828)           (1,555)
      ------------------------------------------------------------------------
      Net deferred tax asset                       25,468            22,149
      ------------------------------------------------------------------------
      Deferred tax liability:
        Depreciation and
           amortization                           (12,659)          (11,987)
        Inventory                                  (3,363)           (3,211)
        Other                                      (5,334)           (4,995)
      ------------------------------------------------------------------------
      Total deferred tax liability                (21,356)          (20,193)
      ------------------------------------------------------------------------
      Net deferred tax asset                     $  4,112          $  1,956
      =========================================================================

      At December 31, 2001 and 2000, the Company had federal available net operating loss carryforwards of approximately $8.7 million and $3.2 million respectively, to offset future taxable income. The federal loss carry-forward will expire in 2021.

12. Supplemental Cash Flow Information:

      Cash payments for interest were $8.6 million for each of the years ended December 31, 2001, 2000 and 1999, respectively. Net cash payments (refunds) for income taxes were $(145) thousand, $(3.5) million and $903 thousand for the years ended December 31, 2001, 2000, and 1999, respectively.

13. Related Party Transactions:

      The Company and its controlling shareholder, American Biltrite Inc. ("ABI"- see Note 17) provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in 000s):

                                   For the years ended December 31,
                                   -----------------------------------
                                     2001          2000          1999
      ----------------------------------------------------------------
      Sales to ABI                 $ 214          $ 361         $ 568
      Raw material
        transfers to ABI           3,413          3,384         4,637
      Computer service
        income from ABI               22             20            17
      Material purchases
        from ABI                   8,330          6,762         7,306
      Management fees
        to ABI                       580            562           900
      ================================================================

      Amounts as of December 31, 2001 and 2000 due from ABI totaled $301 thousand and $820 thousand, respectively, and are included in accounts receivable. Amounts as of December 31, 2001 and 2000 due to ABI totaled $464 thousand and $1.4 million, respectively, and are included in accounts payable.

14. Major Customers:

      Substantially all the Company's sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

      Two customers accounted for 25% and 23% of the Company's net sales for the year ended December 31, 2001, 26% and 18% for the year ended December 31, 2000, and 28% and 21% for the year ended December 31, 1999. One of these customers accounted for 31% and 42% of accounts receivable at December 31, 2001 and 2000, respectively, while another unrelated customer accounted for 14% of accounts receivable at December 31, 2001.

15. Environmental and Other Liabilities:

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries are reflected in other noncurrent assets and are considered probable of recovery.

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

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 51 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, was estimated to be approximately 6.1%.

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

Asbestos-Related Liabilities: The Company is one of many defendants in approximately 6,563 pending claims (including workers' compensation cases) involving approximately 23,139 individuals as of December 31, 2001, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims during the years ended December 31, 2001 and 2000 was as follows:

                                    2001            2000
      ----------------------------------------------------
      Claims at Jan. 1             1,754             670
      New Claims                   5,048           1,302
      Settlements                    (40)            (76)
      Dismissals                    (199)           (142)
      ----------------------------------------------------
      Claims at Dec. 31            6,563           1,754
      ====================================================

      The total indemnity costs incurred to settle claims during 2001 and 2000 were $1.1 million and $3.9 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of December 31, 2001, the Company has incurred asbestos-related claims of $11.4 million, to resolve claims of over 33,000 claimants, substantially all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $340. Over 99% of claims incurred by the Company have settled, on average, for amounts less than $100 per claimant.

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

      The Company regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of the Company. One such development, the declarations of bankruptcy by several companies that were typically lead defendants in asbestos-related cases, is likely to have a negative impact on the Company's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

      The Company periodically updates its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. The Company believes that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As such, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53.3 million in accordance with accounting principles generally accepted in the United States.

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, all claims and defense costs have been paid through primary insurance coverage. At December 31, 2001, the Company had $2.6 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, the Company expects defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that the Company will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 16% to 28% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. The Company antici-pates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may in turn be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

      The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. Congoleum has filed suit regarding insurance coverage issues against certain of its primary insurance carriers, the carriers comprising its first layer of excess insurance, state guaranty funds representing insolvent carriers, and its insurance brokers and has begun settlement negotiations with several of these parties.

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $42.5 million of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. The Company further believes that the criteria, as defined by accounting principles generally accepted in the United States, to offset the estimated gross liability with a portion of the probable insurance recovery, equal to $35.5 million, have been met. Additionally, in 2001, the Company recorded an asset of $2.5 million for the probable settlement of disputed insurance coverage. The Company also recognized a liability for asbestos product liability of $2.8 million. The balance of the estimated gross liability of $17.8 million has been reflected in the balance sheet as a long-term liability. The Company has also recorded in the balance sheet an insurance receivable of $9.6 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability and for the probable insurance settlement discussed previously. This insurance receivable has been recorded in other long-term assets.

      Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that the Company's total liability for asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset. These uncertainties may result in the Company incurring future charges to income to adjust the carrying value of recorded liabilities and assets. Additionally, since the Company has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is possible that over time another amount within the range will be a better estimate of the actual losses. Although the resolution of these claims is anticipated to take decades, amounts recorded for the liability are not discounted, and the effect on results of operations in any given year from a revision to these estimates could be material. Congoleum does not believe, however, that asbestos-related claims will have a material adverse effect on its financial position or liquidity.

      The total balances of environmental and asbestos-related liabilities and the related insurance receivables deemed probable of recovery at December 31 are as follows (in millions):

                                       2001                     2000

                             Liability     Receivable    Liability   Receivable
      --------------------------------------------------------------------------
      Environmental
          liabilities         $ 5.0         $ 2.0         $5.1           $2.0
      Asbestos product
          liability            17.8           9.6         15.3            7.1
      Other                     1.2            .2          1.3            0.1
      ==========================================================================
      Total                   $24.0         $11.8        $21.7          $ 9.2
      ==========================================================================

Other: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability, and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

16. Stock Option Plans:

      Under the Company's 1995 Stock Option Plan, as amended, (the "1995 Plan") options to purchase up to 800,000 shares of the Company's Class A common stock may be issued to officers and key employees. Such options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of the Company's Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

      In December 2001, the Company offered its eligible option holders to exchange all options then outstanding and granted to them under the 1995 Plan or the Company's 1999 Stock Option Plan For Non-Employee Directors, as amended (the "1999 Plan"), for new stock options to be granted under those plans not earlier than six months and one day after the date the Company canceled any options tendered to and accepted by it pursuant to the offer to exchange. On January 4, 2002, the Company accepted and canceled 667,500 options that had been previously granted under the 1995 Plan and all options that had been previously granted under the 1999 Plan that were tendered to and accepted by the Company pursuant to the offer to exchange. The Company expects to issue the new options on or about July 5, 2002. The new options will be exercisable for the same number of shares of the Company's Class A common stock as the canceled options were exercisable for. The exercise price of the new options will be equal to the fair market value as of the date of grant as determined under the applicable stock option plan pursuant to which the new option is granted. The new options granted under the 1995 Plan will generally vest annually in equal installments over a five-year period beginning on the first anniversary of the date of grant, and the new options granted under the 1999 Plan will generally vest 100% six months from the date of grant.

      Pro forma disclosure regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, and 1999 respectively: option forfeiture of 15%; risk-free interest rates of 5.08% and 6.61%; no dividends; volatility factors of the expected market price of the Company's common stock of .597 for 2000 and .576 for 1999; and a weighted-average expected life of the options of 7 years. There were no options granted in 2001. The exercise prices of options outstanding at December 31, 2001 are as follows:
96,000 shares @ $3.50 to $3.63; 280,000 shares @ $7.19 to $9.00; and 300,000 shares @ $13.00 per share.

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's estimated pro forma compensation expense from stock options for the years ended December 31, 2001, 2000, and 1999, respectively, was $381, $388, and $684. The
Company's pro forma net (loss) income for the years ended December 31, 2001, 2000, and 1999, respectively, is as follows: 2001, $(2.0) million or $(0.24) per share; 2000, $(8.5) million, or $(1.03) per share; and 1999, $4.2 million, or $0.49 per share.

      A summary of the Company's 1995 Stock Option Plan activity, and related information, is as follows:

      December 31, 2001:
      --------------------------------------------------------------------------
                                                Shares         Weighted average
                                                                exercise price
      --------------------------------------------------------------------------
      Options outstanding
        beginning of year                      693,000             $   9.93
      Options granted                               --                   --
      Options exercised                             --                   --
      Options forfeited                        (17,000)                7.87
                                              --------
      Options outstanding
        end of year                            676,000             $   9.98
      ==========================================================================
      Exercisable at end of year               486,200             $  11.27
      Weighted average remaining
        contractual life                       5 years                   --
      Stock options available
        for future issuance                    122,000                   --
      ==========================================================================

      December 31, 2000:
      --------------------------------------------------------------------------
                                                Shares         Weighted average
                                                                exercise price
      --------------------------------------------------------------------------
      Options outstanding
        beginning of year                      617,000             $  10.93
      Options granted                           99,500                 3.54
      Options exercised                             --                   --
      Options forfeited                        (23,500)                9.00
                                              --------
      Options outstanding
        end of year                            693,000             $   9.93
      ==========================================================================
      Exercisable at end of year               416,400             $  11.87
      Weighted average remaining
        contractual life                       6 years                   --
      Stock options available
        for future issuance                    105,000                   --
      ==========================================================================

      December 31, 1999:
      --------------------------------------------------------------------------
                                                Shares         Weighted average
                                                                exercise price
      --------------------------------------------------------------------------
      Options outstanding
          beginning of year                    626,000             $  10.91
      Options granted                            5,000                 7.19
      Options exercised                             --                   --
      Options forfeited                        (14,000)                9.00
                                              --------
      Options outstanding
          end of year                          617,000             $  10.93
      ==========================================================================
      Exercisable at end of year               306,200             $  12.12
      Weighted average remaining
        contractual life                       7 years                   --
      Stock options available
        for future issuance                    181,000                   --
      ==========================================================================

      The weighted average grant date fair value of options granted under the 1995 Plan in 2000 and 1999 was $2.28 and $4.67, respectively. There were no options granted in 2001.

      On July 1, 1999, the 1999 Plan was established, under which non-employee directors may be granted options to purchase up to 50,000 shares of the Company's Class A common stock. Options granted under the 1999 Plan have ten-year terms and vest 6 months from the grant date.

      The exercise price of options granted under the 1999 Plan and outstanding at December 31, 2001 range from $3.00 to $7.19 per share.

      A summary of the 1999 Plan activity, and related information, is as follows:

      December 31, 2001:
      --------------------------------------------------------------------------
                                                Shares         Weighted average
                                                                exercise price
      --------------------------------------------------------------------------
      Options outstanding
        beginning of year                       8,000                $6.02
      Options granted                           2,500                 3.00
      Options exercised                            --                   --
      Options forfeited                            --                   --
                                               ------
      Options outstanding
        end of year                            10,500                $5.30
      ==========================================================================

      December 31, 2000:
      --------------------------------------------------------------------------
                                                Shares         Weighted average
                                                                exercise price
      --------------------------------------------------------------------------
      Options outstanding
        beginning of year                       5,000                $7.19
      Options granted                           3,000                 4.08
      Options exercised                            --                   --
      Options forfeited                            --                   --
                                               ------
      Options outstanding
        end of year                             8,000                $6.02
      ==========================================================================

      December 31, 1999:
      --------------------------------------------------------------------------
                                                Shares         Weighted average
                                                                exercise price
      --------------------------------------------------------------------------
      Options outstanding
        beginning of year                          --                   --
      Options granted                           5,000                $7.19
      Options exercised                            --                   --
      Options forfeited                            --                   --
                                               ------
      Options outstanding
        end of year                             5,000                $7.19
      ==========================================================================

      The weighted average grant date fair value of options granted under the 1999 Plan in 2001, 2000, and 1999 was $1.67, $1.79, and $3.15, respectively.

17. Stockholders' Equity:

      Holders of shares of the Company's Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the

Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

      In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company's common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the total plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2001. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2001, ABI owned 151,100 Class A shares and 4,395,605 Class B shares that represented an aggregate 69.5% of the voting interest of the Company.

18. Distributor Transition Costs:

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

      The Company recorded a charge of $7.7 million in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by the Company for establishing Mohawk as a distributor, which included training, meetings, and legal costs. The Company also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement.

      The Company also re-evaluated its allowance for doubtful accounts in light of the settlement agreement and concluded it should be reduced by $1.8 million, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

      The Company provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman could return certain unsold inventory purchased from the Company that met minimum size and quality requirements. The Company deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement. Inventory was returned pursuant to this agreement during the third quarter of 2001 and the Company has no further obligations under this provision. The resolution of this matter did not have a material effect on the results of operations for the year ended December 31, 2001.

      A summary of the distributor transition costs appears below (in 000s):

        -------------------------------------------------------------
        Costs of establishing Mohawk
          as a distributor                                   $3,076
        LDBrinkman termination costs                          4,641
        -------------------------------------------------------------
                                                              7,717
        Impact on gross margin of
          estimated sales returns                             1,291
        -------------------------------------------------------------
        Total reduction in pretax
          income                                              9,008
        Tax effect                                            2,959
        -------------------------------------------------------------
        Total reduction in net income                        $6,049
        =============================================================

      Of the $7.7 million in costs, $4.7 million remained unpaid as of December 31, 2000 and was included in accrued expenses. Accrued expenses and inventory were increased by the provision for returned goods. These costs have all been paid as of December 31, 2001.

19. Fair Value of Financial Instruments

      The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company's long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2001. The Company's long-term debt had a book value of $99.7 million and the fair market value of $65.0 million at December 31, 2001. The Company's long-term debt had a book value of $99.6 million and a fair market value of $50.0 million at December 31, 2000.

      The fair value of the Company's long-term debt is determined based on quoted market values. The fair value of the Company's other financial instruments is determined based on discounted cash flows. Due to the short period over which the cash flows are expected to be realized, the carrying value of the financial instruments approximates the net present value of cash flows and changes in interest rate assumptions would not have a material effect on the calculation.

20. Quarterly Financial Data (Unaudited):

      The following table summarizes unaudited quarterly financial information (in 000s).

                               Year ended December 31, 2001
                               -------------------------------------------------
                                 First       Second        Third      Fourth
                                Quarter      Quarter      Quarter     Quarter
      --------------------------------------------------------------------------

      Net sales                $ 53,183     $ 55,535     $57,881    $ 56,651
      Gross profit               10,573       14,872      16,250      15,872
      Net income
        (loss)                   (3,677)         155       1,170         712
      Net income
        (loss) per
        common share           $   (.45)    $    .02     $   .14    $    .09
      ==========================================================================

                               Year ended December 31, 2000
                               -------------------------------------------------
                                 First       Second        Third      Fourth
                                Quarter      Quarter      Quarter     Quarter
      --------------------------------------------------------------------------

      Net sales                $ 56,868     $ 55,262     $60,979    $ 51,535
      Gross profit               12,663       12,328      15,509      13,771
      Net income
        (loss)                   (1,934)      (2,203)      1,725      (5,717)(1)
      Net income
        (loss) per
        common share           $   (.23)    $   (.27)    $   .21    $   (.69)
      ==========================================================================

(1) The loss in 2000 includes $6.0 million or $.73 per share for the after-tax cost of a major distributor change referred to in Note 18 of the Financial Statements.

                         Report of Independent Auditors

To the Board of Directors
and Stockholders of
Congoleum Corporation:

      We have audited the accompanying consolidated balance sheets of Congoleum Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                               /s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 15, 2002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by these Items (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2002.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)

      (1) The following financial statements of the Company are included in this report on Form 10-K:

                                                                     Page Number
                                                                     -----------

            Report of Independent Auditors                                41
            Balance Sheets at December 31, 2001 and December 31, 2000 19 Statements of Operations for each of the three years ended
                    December 31, 2001, 2000 and 1999                      20
            Statements of Changes in Stockholders Equity for each of the
                    three years ended December 31, 2001, 2000 and 1999    21
            Statements of Cash Flows for each of the three years ended
                    December 31, 2001, 2000 and 1999                      22
            Notes to Consolidated financial Statements                    23
            Supplementary Data
                    Quarterly Financial Data (Unaudited)                  40

      (2) The following financial statement schedule is included in this report on Form 10-K:

                                                                     Page Number
                                                                     -----------
            Schedule II - Valuation and Qualifying Accounts               48

            All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 46 through 47.

                                    Exhibits
                                    --------

Number
Exhibit
-------
         2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries Incorporated ("Hillside"), Congoleum Holdings Incorporated ("Congoleum Holdings"), Resilient Holdings Incorporated ("Resilient Holdings") and the Company.
         3.1   Certificate of Incorporation of the Company, as amended.
         3.2   Amended and Restated Bylaws of the Company.
         4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.
         4.5 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee.
         4.6 Loan and Security Agreement, dated December 18, 1998 (the "First Union Loan Agreement"), by and between First Union National Bank (the "Lender") and the Company.
       4.6.1 Joinder Agreement, dated December 21, 1998 (the "Joinder Agreement"), by and among the Company, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and the Lender.
         4.7 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.
        10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.
        10.9 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.
       10.12 Stockholders Agreement, dated as of March 11, 1993 (the "Stockholders Agreement"), by and among the Congoleum Group, American Biltrite and Congoleum Holdings.
     10.12.1 First Amendment, dated February 8, 1995, to the Stockholders Agreement, by and among Hillside, American Biltrite and the Company.
       10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.
     10.13.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.
     10.13.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.
     10.13.3 Third Amendment, dated as of March 15, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.
       10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.
     10.14.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.
       10.15 Tax Sharing and Indemnification Agreement, dated as of March 11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.
     10.15.1 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.
       10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").
       10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.
       10.22 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.
       10.23   Form of 1995 Stock Option Plan.
     10.23.1   Form of Amendment to 1995 Stock Option Plan.
       10.24 License Agreement, dated as of September 20, 1995 between Congoleum Intellectual Properties, Inc. and the Company.
       10.25 Registration Rights Agreement, dated as of August 3, 1998, by and among the Company, Goldman, Sachs & Co., Credit Suisse First Boston Corporation and ING Barings Furman Selz LLC.
       10.26   The First Union Loan Agreement (see Exhibit 4.6).
     10.26.1   The Joinder Agreement (see Exhibit 4.6.1).
       10.27   Form of Non-Qualified, Non-Employee Directors Stock Option Plan.
     10.27.1 Form of Amendment to Non-Qualified, Non-Employee Directors Stock Option Plan.
       10.28 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.
        12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
        21.1   Subsidiaries of the Company.

      23.1     Consent of Independent Auditors, Ernst & Young LLP.

      (b)   Reports on Form 8-K.
            During the quarter ended December 31, 2001 the Company filed no current reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2002.

                                  CONGOLEUM CORPORATION

                                  By: /s/
                                      -----------------------------------------

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

Signature                               Title                                              Date
---------                               -----                                              ----

/s/                                     President, Chairman, Chief Executive Officer       March 27, 2002
--------------------------              and Director (Principal Executive Officer)
Roger S. Marcus


/s/                                     Chief Financial Officer                            March 27, 2002
--------------------------              (Principal Financial and Accounting Officer)
Howard N. Feist III


/s/                                     Vice Chairman and Director                         March 27, 2002
--------------------------
Richard G. Marcus


/s/                                     Director                                           March 27, 2002
--------------------------
William M. Marcus


/s/                                     Director                                           March 27, 2002
--------------------------
John N. Irwin III


/s/                                     Director                                           March 27, 2002
--------------------------
Cyril C. Baldwin, Jr.


/s/                                     Director                                           March 27, 2002
--------------------------
Mark S. Newman


/s/                                     Director                                           March 27, 2002
--------------------------
Mark N. Kaplan


/s/                                     Director                                           March 27, 2002
--------------------------
C. Barnwell Straut

                                INDEX TO EXHIBITS

      Exhibit
      Number

                                    Exhibits
                                    --------

            ***2.1 Plan of Repurchase dated as of February 1, 1995 by and among
                   American Biltrite Inc., Hillside Industries Incorporated ("Hillside Industries"), Congoleum Holdings Incorporated ("Congoleum Holdings"), Resilient Holdings Incorporated ("Resilient Holdings") and the Company.
          *****3.1 Certificate of Incorporation of the Company, as amended. *****3.2 Amended and Restated Bylaws of the Company.
            ***4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.
         ******4.5 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee.
      *********4.6 Loan and Security Agreement, dated December 18, 1998 (the
                   "First Union Loan Agreement"), by and between First Union National Bank (the "Lender") and the Company.
    ***********4.7 Loan and Security Agreement, dated December 10, 2001 (the
                   "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.
    *********4.6.1 Joinder Agreement, dated December 21, 1998 (the "Joinder
                   Agreement"), by and among the Company, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and the Lender.
            **10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.
            **10.9 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite. **10.12 Stockholders Agreement, dated as of March 11, 1993 (the
                   "Stockholders Agreement"), by and among the Congoleum Group, American Biltrite and Congoleum Holdings.
        ***10.12.1 First Amendment, dated February 8, 1995, to the Stockholders
                   Agreement, by and among Hillside, American Biltrite and the Company.
           **10.13 Personal Services Agreement, dated as of March 11, 1993 (the
                   "Personal Services Agreement"), by and between American Biltrite and the Company.
        ***10.13.1 First Amendment, dated February 8, 1995, to Personal Services
                   Agreement, by and between American Biltrite and the Company. *******10.13.2 Second Amendment, dated November 15, 1996, to Personal
                   Services Agreement, by and between American Biltrite and the Company.
    *******10.13.3 Third Amendment, dated as of March 10, 1998, to Personal
                   Services Agreement, by and between American Biltrite and the Company.
           **10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.
    *******10.14.1 First Amendment, dated August 19, 1997, to Business
                   Relations Agreement, by and between American Biltrite and the Company.
           **10.15 Tax Sharing and Indemnification Agreement, dated as of March
                   11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.
    *******10.15.1 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.
          ***10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").

          ***10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.
          ***10.22 Undertaking Concerning Amtico Trademark, dated November 29,
                   1993, by and between American Biltrite and Amtico Company. ***10.23 Form of 1995 Stock Option Plan.
   ********10.23.1 Form of Amendment to 1995 Stock Option Plan.
         ****10.24 License Agreement, dated as of September 20, 1995 between
                   Congoleum Intellectual Properties, Inc. and the Company. ******10.25 Registration Rights Agreement, dated as of August 3, 1998, by and among the Company, Goldman, Sachs & Co., Credit Suisse First Boston and ING Barings Furman Selz LLC.
    *********10.26 The First Union Loan Agreement (see Exhibit 4.6). *********10.26.1 The Joinder Agreement (see Exhibit 4.6.1).
   **********10.27 Form of Non-Qualified, Non-Employee Directors Stock Option
                   Plan.
***********10.27.1 Form of Amendment to Non-Qualified, Non-Employee Directors
                   Stock Option Plan.
  ***********10.28 Loan and Security Agreement, dated December 10, 2001 (the
                   "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.
              12.1 Statement Regarding Computation of Ratio of Earnings to
                   Fixed Charges.
     *********21.1 Subsidiaries of the Company.
              23.1 Consent of Independent Auditors, Ernst & Young LLP

        ----------
                ** Incorporated by reference to the exhibit bearing the
                   same number filed with the Company's Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994.
               *** Incorporated by reference to the exhibit bearing the
                   same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995.
              **** Incorporated by reference to the exhibit bearing the
                   same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
             ***** Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
            ****** Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
           ******* Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997.
          ******** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996.
         ********* Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998.
        ********** Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-8 (File No. 33-84387) declared effective by the Securities and Exchange Commission on August 3, 1999.
       *********** Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001.

                                                                     SCHEDULE II

                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Balance at     Reversed to                                 Balance
                                     Beginning       Income        Other                         at end
                                     of Period      Statement     Changes     Deductions(a)    of Period
                                     ---------      ---------     -------     -------------    ---------
Year ended December 31, 2001:
Allowance for doubtful accounts
and cash discounts                    $(1,934)       $   --       $  67(b)        $  8          $(1,859)

Year ended December 31, 2000:
Allowance for doubtful accounts
and cash discounts                    $(3,283)       $1,785       $(562)(b)       $126          $(1,934)

Year ended December 31, 1999:
Allowance for doubtful accounts
and cash discounts                    $(3,336)       $   --       $  53(b)        $ --          $(3,283)

(a)   Balances written off, net of recoveries.
(b) Represents net provision (utilization) of the allowance for doubtful accounts and cash discounts.