Form 10-Q
period 2002-03-31
CONGOLEUM CORP
filed 2002-05-09
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at April 22, 2002
    ------------------------------          ------------------------------------

      Class A Common Stock                               3,651,190
      Class B Common Stock                               4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31,
               2002 (unaudited) and December 31, 2001........................  3

               Condensed Consolidated Statements of Operations for
               the three months ended March 31, 2002 and 2001 (unaudited)....  4

               Condensed Consolidated Statements of Changes in
               Stockholders' Equity for the year ended December 31,
               2001 and the three months ended March 31, 2002 (unaudited)....  5

               Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 2002 and 2001 (unaudited)....  6

               Notes to Unaudited Condensed Consolidated Financial
               Statements ...................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17

Item 2. Changes in Securities................................................ 17

Item 3. Defaults Upon Senior Securities...................................... 17

Item 4. Submission of Matters to a Vote of Security Holders.................. 17

Item 5. Other Information.................................................... 17

Item 6. Reports on Form 8-K.................................................. 17

Signatures................................................................... 18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,    December 31,
                                                                          2002         2001
                                                                          ----         ----
                                                                      (Unaudited)
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents ........................................  $   7,096    $  15,257
    Short-term investments ...........................................         --        1,416
    Accounts and notes receivable, net ...............................     23,748       17,932
    Inventories ......................................................     58,236       55,782
    Prepaid expenses and other current assets ........................      5,619        6,403
    Deferred income taxes ............................................      4,046        6,375
                                                                        ---------    ---------
       Total current assets ..........................................     98,745      103,165
Property, plant and equipment, net ...................................     95,330       95,904
Goodwill, net ........................................................         --       10,523
Deferred income taxes ................................................        930        1,334
Other assets .........................................................     19,235       18,957
                                                                        ---------    ---------
       Total assets ..................................................  $ 214,240    $ 229,883
                                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................  $  18,719    $  17,911
    Accrued expenses .................................................     24,847       29,585
    Accrued taxes ....................................................        358          353
    Deferred income taxes ............................................      3,445        3,597
                                                                        ---------    ---------
       Total current liabilities .....................................     47,369       51,446
Long-term debt .......................................................     99,687       99,674
Other liabilities ....................................................     30,051       30,080
Accrued pension liability ............................................     14,440       14,658
Accrued postretirement benefit obligation ............................      8,810        8,972
                                                                        ---------    ---------
       Total liabilities .............................................    200,357      204,830

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share; 20,000,000
    shares authorized; 4,736,950 shares issued as of March 31,
    2002 and December 31, 2001 .......................................         47           47
Class B common stock, par value $0.01 per share; 4,608,945
    shares authorized, issued and outstanding as of March 31,
    2002 and December 31, 2001 .......................................         46           46
Additional paid-in capital ...........................................     49,105       49,105
Retained deficit .....................................................    (21,391)     (10,221)
Accumulated minimum pension liability adjustment .....................     (6,111)      (6,111)
                                                                        ---------    ---------
                                                                           21,696       32,866
Less Class A common stock held in Treasury, at cost; 1,085,760
    shares at March 31, 2002 and December 31, 2001 ...................      7,813        7,813
                                                                        ---------    ---------
       Total stockholders' equity ....................................     13,883       25,053
                                                                        ---------    ---------
       Total liabilities and stockholders' equity ....................  $ 214,240    $ 229,883
                                                                        =========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                          --------------------
                                                                            2002        2001
                                                                          (In thousands, except
                                                                            per share amounts)

Net sales .............................................................   $ 57,926    $ 51,583
Cost of sales .........................................................     44,065      42,610
Selling, general and administrative expenses ..........................     13,152      13,179
                                                                          --------    --------
    Income (loss) from operations .....................................        709      (4,206)
Other income (expense):
    Interest income ...................................................         57         276
    Interest expense ..................................................     (2,064)     (2,097)
    Other income ......................................................        352         370
                                                                          --------    --------
       Loss before income taxes and cumulative effect of
            accounting change .........................................       (946)     (5,657)
Benefit for income taxes ..............................................       (299)     (1,980)
                                                                          --------    --------
       Net loss before accounting change ..............................       (647)     (3,677)
Cumulative effect of accounting change ................................    (10,523)         --
                                                                          --------    --------

    Net loss ..........................................................   $(11,170)   $ (3,677)
                                                                          ========    ========

       Net loss per common share before cumulative effect of
            accounting change, basic and diluted ......................   $   (.08)   $   (.45)
       Cumulative effect of accounting change .........................      (1.27)         --
                                                                          --------    --------
       Net loss per common share, basic and diluted ...................   $  (1.35)   $   (.45)
                                                                          ========    ========

       Weighted average number of common shares outstanding ...........      8,260       8,260
                                                                          ========    ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                        Common Stock                            Accumulated
                                      par value $0.01   Additional               Minimum
                                      ----------------   Paid-in    Retained  Pension Liability  Treasury             Comprehensive
                                      Class A  Class B   Capital     Deficit    Adjustment        Stock       Total       Loss
                                      -------  -------   -------     -------    ----------        -----       -----       ----

Balance, December 31, 2000 ........... $47       $46      $49,105   $ (8,581)     $(3,494)       $(7,813)    $29,310

Minimum pension liability adjustment,
   net of tax benefit of $1,504 ......                                             (2,617)                    (2,617)   $ (2,617)

Net loss .............................                                (1,640)                                 (1,640)     (1,640)
                                                                                                                        --------

Net comprehensive loss ...............                                                                                  $ (4,257)
                                        ----------------------------------------------------------------------------    ========

Balance, December 31, 2001 ...........  47        46       49,105    (10,221)      (6,111)        (7,813)     25,053

Net loss .............................                               (11,170)                                (11,170)   $(11,170)
                                                                                                                        --------

Net comprehensive loss ...............                                                                                  $(11,170)
                                        ----------------------------------------------------------------------------    ========

Balance, March 31, 2002 .............. $47       $46      $49,105   $(21,391)     $(6,111)       $(7,813)    $13,883
                                       ===       ===      =======   ========      =======        =======     =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                         2002        2001
                                                                         (In thousands)

Cash flows from operating activities:
    Net loss .......................................................  $(11,170)   $ (3,677)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Depreciation ................................................     2,647       2,937
       Amortization ................................................       140         204
       Deferred income taxes .......................................     2,581      (1,942)
       Cumulative effect of accounting change ......................    10,523          --
       Changes in certain assets and liabilities:
            Accounts and notes receivable ..........................    (5,816)     (8,118)
            Inventories ............................................    (2,454)     (1,020)
            Prepaid expenses and other current assets ..............       379       1,811
            Accounts payable .......................................       808      (3,777)
            Accrued expenses .......................................    (4,733)       (324)
            Other liabilities ......................................      (409)       (510)
                                                                      --------    --------
               Net cash used by operating activities ...............    (7,504)    (14,416)
                                                                      --------    --------
    Cash flows from investing activities:
       Capital expenditures ........................................    (2,073)     (2,440)
       Purchase of short-term investments ..........................        --      (1,471)
       Maturities of short-term investments ........................     1,416       9,373
                                                                      --------    --------
               Net cash (used) provided by investing activities ....      (657)      5,462
                                                                      --------    --------
Net decrease in cash and cash equivalents ..........................    (8,161)     (8,954)
Cash and cash equivalents:
    Beginning of period ............................................    15,257      12,637
                                                                      --------    --------
    End of period ..................................................  $  7,096    $  3,683
                                                                      ========    ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X and have not been audited by the Company's independent accountants. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States required for complete financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for a full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements, which appear in the Company's Annual Report to Stockholders for the year ended December 31, 2001.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

      Certain amounts appearing in the prior year's financial statements have been reclassified to conform to the current year's presentation.

2. Changes in Accounting Principles

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of Congoleum Corporation. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed a transitional impairment test of goodwill and concluded that there was an impairment. The Company compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of the Company's assets and liabilities, there should be no goodwill recorded. Accordingly, the Company recorded an impairment loss of $10.5 million during the first quarter of 2002, which has been recorded as a cumulative effect of a change in accounting principle.

      The impact of the adoption of SFAS 142 on the Company's financial statements also resulted in the elimination of $108 thousand of goodwill amortization expense or $.02 per share for the three months ended March 31, 2002.

      The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2001:

      (In thousands, except per share amounts)

                                                  For the Three Months Ended
                                                    March 31,     March 31,
                                                      2002           2001
                                                   ----------     ---------

      Net loss before cumulative effect of
          accounting change:
      As reported                                  $ (647)       $ (3,677)
      Goodwill amortization                            --             108
      As adjusted                                  $ (647)       $ (3,569)

      Loss per share before cumulative effect of
          accounting change:
      As reported                                  $ (.08)       $  (0.45)
      Goodwill amortization                            --             .02
      As adjusted                                  $ (.08)       $  (0.43)

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Congoleum adopted SFAS No. 144 effective January 1, 2002. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. Adoption of this pronouncement did not have an effect on the Company's consolidated financial position or results of operations.

      In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"), was issued. Congoleum adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are already in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in sales. The impact for the first quarter of

2002 and 2001 was a reduction of sales and of selling, general and administrative expenses of $1,030 and $1,600, respectively.

3. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                                      March 31,   December 31,
      (Dollars in thousands)                            2002         2001
                                                       -------     -------

      Finished goods                                   $45,893     $43,680
      Work-in-process                                    3,988       4,425
      Raw materials and supplies                         8,355       7,677
                                                       -------     -------
                                                       $58,236     $55,782
                                                       =======     =======

4. Loss Per Share

      Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

5. Commitments and Contingencies

      The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in numerous actions associated with waste disposal sites, asbestos-related claims and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance.

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

      The Company is one of many defendants in approximately 9,089 pending claims (including workers' compensation cases) involving approximately 27,410 individuals as of March 31, 2002, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were 6,563 claims at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                            Three months ended    Year ended
                                                March 31,         December 31,
                                                  2002               2001
      --------------------------------------------------------------------------

      Beginning claims.....................       6,563              1,754
      New claims...........................       2,790              5,048
      Settlements..........................         (18)               (40)
      Dismissals...........................        (246)              (199)
      --------------------------------------------------------------------------

      Ending claims........................       9,089              6,563
                                                  =====              =====

      The total indemnity costs incurred to settle claims during the three months ending March 31, 2002 and twelve months ending December 31, 2001 were $0.6 million and $1.1 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of March 31, 2002, the Company has incurred asbestos-related claims of $12.0 million, to resolve claims of over 33,000 claimants, substantially all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $360. Over 99% of claims incurred by the Company have settled, on average, for amounts less than $100 per claimant.

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

      During the fourth quarter of fiscal 2001, the Company updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of the Company's analysis, the Company has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53.3 million in accordance with accounting principles generally accepted in the United States.

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, substantially all claims and defense costs have been paid through primary insurance coverage. At March 31, 2002, the Company had approximately $2.0 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, the Company expects defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that the Company will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 25% to 33% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. The Company anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may, in turn, be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

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

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $42.5 million of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. The Company further believes that the criteria, as defined by accounting principles generally accepted in the United States, to offset the estimated gross liability with a portion of the probable insurance recovery, equal to $35.5 million, have been met. The balance of the estimated gross liability of $17.8 million has been reflected in the balance sheet as a long-term liability as of December 31, 2001 and March 31, 2002. The Company has also recorded in the balance sheet an insurance receivable of $9.6 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability and for the probable insurance settlement of disputed insurance coverage, which is currently estimated to be $2.5 million. This insurance receivable has been recorded in other long-term assets as of December 31, 2001 and March 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended March 31, 2002 as compared to three months ended March 31, 2001.

      Net sales for the first quarter of 2002 were $57.9 million, as compared to $51.6 million in the first quarter of 2001, an increase of $6.3 million or 12.3%. The increase in sales was primarily attributable to the success of DuraStone, a product introduced in August 2001. Sales of general line and manufactured housing sheet products also improved, while sales of promotional goods declined.

      Gross profit for the first quarter of 2002 was $13.9 million, up $4.9 million from $9.0 million in the first quarter of 2001. Gross profit as a percent of net sales increased to 23.9% in the first quarter of 2002 from 17.4% in the first quarter of 2001. The improvement in gross profit was due to improved plant efficiencies, a reduction in certain raw material costs and the benefit of higher sales and production levels.

      Selling, general and administrative expenses were $13.2 million in the first quarter of 2002, relatively unchanged from the first quarter of 2001. As a percent of net sales, selling, general and administrative expenses were 22.7% in the first quarter of 2002, as compared to 25.5% in the first quarter of 2001. Increased 2002 expenses for marketing costs associated with new products and higher medical benefit costs were offset by the severance expense that was included in the first quarter of 2001.

      Income from operations for the first quarter of 2002 was $0.7 million, as compared to a loss of $4.2 million in the first quarter of 2001. Net loss before an accounting change totaled $0.6 million in the first quarter of 2002 versus $3.7 million in the same period last year. The Company adopted SFAS No. 142 effective January 1, 2002, which resulted in a non-cash charge of $10.5 million for goodwill impairment.

      The provision for income taxes for the three months ended March 31, 2002 represents an effective tax rate of 31.6%. This is due to the impact of certain permanent differences between book and tax income, which have a significant impact on the annualized effective tax rate at low levels of book income.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments declined $9.6 million for the three months ended March 31, 2002 to $7.1 million. Working capital at March 31, 2002 was $51.4 million, down from $51.7 million at December 31, 2001. The ratio of current assets to current liabilities at March 31, 2002 was 2.1 compared to 2.0 at December 31, 2001. The ratio of debt to total capital at March 31, 2002 was .47 compared to .43 at December 31, 2001. Cash used by operations was $7.5 million for the first three months of 2002, compared to cash used by operations of $14.4 million in the first three months of 2001. The decrease in cash used by operations in the first three months of 2002 versus the first three months of 2001 was primarily due to the improved operating performance coupled with faster collection of receivables, higher payables and an income tax refund. This was partially offset by higher inventories and increased payments of accrued expenses.

      Capital expenditures were $2.1 million for the first three months of 2002. Total 2002 capital spending is expected to be approximately $10.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of March 31, 2002, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. The Company is presently restricted from making further purchases by the terms of its 8 5/8% Senior Note indenture.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through the foreseeable future.

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) the future cost and timing of payments associated with and availability of insurance coverage for asbestos-related personal injury claims, as well as other environmental, product and general liability claims, (ii) increases in raw material prices, (iii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iv) unfavorable developments in the national economy or in the housing industry in general, (v) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors, (vi) changes in distributors of the Company's products.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of March 31, 2002 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

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

                                      CONGOLEUM CORPORATION
                                          (Registrant)


Date: May 9, 2002                     By: /s/ H. N. Feist III
                                          --------------------------------------
                                              (signature)

                                      Howard N. Feist III
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)