Form 10-Q
period 2002-06-30
CONGOLEUM CORP
filed 2002-08-14
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at August 1, 2002
  ------------------------                   ---------------------------------

    Class A Common Stock                                3,651,190
    Class B Common Stock                                4,608,945

                              CONGOLEUM CORPORATION

                                      Index

Page PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
        and December 31, 2001................ .................................3

        Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)........................4

        Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the year ended December 31, 2001 and the six months ended
        June 30, 2002 (unaudited)..............................................5

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)...............................6

        Notes to Unaudited Condensed Consolidated Financial Statements.........7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17

Item 2. Changes in Securities.................................................17

Item 3. Defaults Upon Senior Securities.......................................17

Item 4. Submission of Matters to a Vote of Security Holders...................17

Item 5. Other Information.................................................... 17

Item 6. Reports on Form 8-K...................................................17

Signatures....................................................................18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,     December 31,
                                                                                            2002          2001
                                                                                            ----          ----
                                                                                          (Unaudited)
                                                                                          (Dollars in thousands)
Current assets:
     Cash and cash equivalents .......................................................   $  18,825    $  15,257
     Short-term investments ..........................................................          --        1,416
     Accounts and notes receivable, net ..............................................      27,349       17,932
     Inventories .....................................................................      55,614       55,782
     Prepaid expenses and other current assets .......................................       3,847        6,403
     Deferred income taxes ...........................................................       4,538        6,375
                                                                                         ---------    ---------
         Total current assets ........................................................     110,173      103,165
Property, plant and equipment, net ...................................................      94,953       95,904
Insurance for asbestos-related liabilities ...........................................      43,884       45,163
Goodwill, net ........................................................................          --       10,523
Deferred income taxes ................................................................       1,035        1,334
Other assets .........................................................................       9,561        9,324
                                                                                         ---------    ---------
         Total assets ................................................................   $ 259,606    $ 265,413
                                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................................   $  17,866    $  17,911
     Accrued expenses ................................................................      35,312       29,585
     Accrued taxes ...................................................................         358          353
     Deferred income taxes ...........................................................       3,511        3,597
                                                                                         ---------    ---------
         Total current liabilities ...................................................      57,047       51,446
Long-term debt .......................................................................      99,699       99,674
Asbestos-related liabilities .........................................................      53,003       53,003
Other liabilities ....................................................................      12,401       12,607
Accrued pension liability ............................................................      13,930       14,658
Accrued postretirement benefit obligation ............................................       8,801        8,972
                                                                                         ---------    ---------
         Total liabilities ...........................................................     244,881      240,360

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;  20,000,000 shares
     authorized; 4,736,950 shares issued as of  June 30, 2002 and December 31, 2001 ..          47           47
Class B common stock, par value $0.01 per share; 4,608,945 shares
     authorized, issued and outstanding as of June 30, 2002 and December 31, 2001 ....          46           46
Additional paid-in capital ...........................................................      49,105       49,105
Retained deficit .....................................................................     (20,549)     (10,221)
Accumulated minimum pension liability adjustment .....................................      (6,111)      (6,111)
                                                                                         ---------    ---------
                                                                                            22,538       32,866
Less Class A common stock held in Treasury, at cost; 1,085,760 shares at
     June 30, 2002 and December 31, 2001 .............................................       7,813        7,813
                                                                                         ---------    ---------
         Total stockholders' equity ..................................................      14,725       25,053
                                                                                         ---------    ---------
         Total liabilities and stockholders' equity ..................................   $ 259,606    $ 265,413
                                                                                         =========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                   -----------------------    --------------------
                                                                      2002         2001         2002         2001
                                                                               (In thousands, except
                                                                                 per share amounts)
Net sales .......................................................   $ 67,976    $ 54,393    $ 125,902    $ 105,976
Cost of sales ...................................................     51,609      40,663       95,674       83,273
Selling, general and administrative expenses ....................     13,516      11,841       26,668       25,020
                                                                    --------    --------    ---------    ---------
         Income (loss) from operations ..........................      2,851       1,889        3,560       (2,317)
Other income (expense):
     Interest income ............................................         62         155          119          431
     Interest expense ...........................................     (2,095)     (2,060)      (4,159)      (4,157)
     Other income ...............................................        456         458          808          828
                                                                    --------    --------    ---------    ---------
         Income (loss) before income taxes and
             cumulative effect of accounting change .............      1,274         442          328       (5,215)
     Provision (benefit) for income taxes .......................        432         287          133       (1,693)
                                                                    --------    --------    ---------    ---------
         Net income (loss) before accounting change .............        842         155          195       (3,522)
     Cumulative effect of accounting change .....................         --          --      (10,523)          --
                                                                    --------    --------    ---------    ---------
     Net income (loss) ..........................................   $    842    $    155    $ (10,328)   $  (3,522)
                                                                    ========    ========    =========    =========
         Net income (loss) per common share before
             cumulative effect of accounting change,
             basic & diluted ....................................   $    .10    $    .02    $     .02    $    (.43)
         Cumulative effect of accounting change .................         --          --        (1.27)          --
                                                                    --------    --------    ---------    ---------
         Net income (loss) per common share, basic and diluted ..   $    .10    $    .02    $   (1.25)   $    (.43)
                                                                    ========    ========    =========    =========
         Weighted average number of common
              shares outstanding ................................      8,260       8,260        8,260        8,260
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

                              CONGOLEUM CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                       Common Stock                             Accumulated
                                      par value $0.01    Additional                Minimum
                                     -----------------    Paid-in    Retained  Pension Liability  Treasury            Comprehensive
                                     Class A   Class B    Capital     Deficit     Adjustment        Stock      Total       Loss
                                     -------   -------    -------     -------     ----------        -----      -----       ----

Balance, December 31, 2000 ........  $    47   $    46   $ 49,105    $ (8,581)     $(3,494)       $(7,813)   $29,310

Minimum pension liability
  adjustment, net of tax
  benefit of $1,504 ...............                                                 (2,617)                   (2,617)   $ (2,617)

Net loss ..........................                                    (1,640)                                (1,640)     (1,640)
                                                                                                                        --------

Net comprehensive loss ............                                                                                     $ (4,257)
                                     -------------------------------------------------------------------------------    ========

Balance, December 31, 2001 ........       47        46     49,105     (10,221)      (6,111)        (7,813)    25,053

Net loss ..........................                                   (10,328)                               (10,328)   $(10,328)
                                                                                                                        --------

Net comprehensive loss ............                                                                                     $(10,328)
                                     -------------------------------------------------------------------------------    ========

Balance, June 30, 2002 ............  $    47   $    46   $ 49,105    $(20,549)     $(6,111)       $(7,813)   $14,725
                                     =======   =======   ========    ========      =======        =======    =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                              2002           2001
                                                                                (In thousands)
Cash flows from operating activities:
     Net loss ...........................................................   $(10,328)   $ (3,522)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation ...................................................      5,256       5,933
         Amortization ...................................................        280         409
         Deferred income taxes ..........................................      2,050      (1,627)
         Cumulative effect of accounting change .........................     10,523          --
         Changes in certain assets and liabilities:
              Accounts and notes receivable .............................     (9,417)      4,261
              Inventories ...............................................        168      (3,167)
              Prepaid expenses and other assets .........................      3,343       2,504
              Accounts payable ..........................................        (45)     (3,665)
              Accrued expenses ..........................................      5,732      (2,748)
              Other liabilities .........................................     (1,105)       (981)
                                                                            --------    --------
                   Net cash provided by (used in) operating activities ..      6,457      (2,603)
                                                                            --------    --------
     Cash flows from investing activities:
         Capital expenditures ...........................................     (4,305)     (4,632)
         Purchase of short-term investments .............................         --      (1,471)
         Maturities of short-term investments ...........................      1,416      12,097
                                                                            --------    --------
                   Net cash (used in) provided by investing activities ..     (2,889)      5,994
                                                                            --------    --------
Net increase in cash and cash equivalents ...............................      3,568       3,391
Cash and cash equivalents:
     Beginning of period ................................................     15,257      12,637
                                                                            --------    --------
     End of period ......................................................   $ 18,825    $ 16,028
                                                                            ========    ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on form 10-K for the year ended December 31, 2001.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

      Certain amounts appearing in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

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

      The impact of the adoption of SFAS 142 on the Company's financial statements also resulted in the elimination of $216 thousand of goodwill amortization expense or $.03 per share for the six months ended June 30, 2002.

      The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2001:

        (In thousands, except per share amounts)

                                                       For the Six Months Ended
                                                        June 30,       June 30,
                                                          2002           2001
                                                      -----------    -----------

       Net loss before cumulative effect of
           accounting change:
       As reported                                     $  (195)       $ (3,522)
       Goodwill amortization                                --             216
       As adjusted                                     $  (195)       $ (3,306)

       Loss per share before cumulative effect of
           accounting change:
       As reported                                     $  (.02)       $  (0.43)
       Goodwill amortization                                --             .03
       As adjusted                                     $  (.02)       $  (0.40)

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

      In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"), was issued. Congoleum adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are already in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the six months ending June 30, 2002 and 2001 was a reduction of net sales and of selling, general and administrative expenses of $2.1 million and $2.7 million, respectively.

3. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                                 June 30,           December 31,
          (Dollars in thousands)                   2002                 2001
                                               ------------        -------------

          Finished goods..................        $43,185            $43,680
          Work-in-process.................          3,961              4,425
          Raw materials and supplies......          8,468              7,677
                                                  -------            -------
                                                  $55,614            $55,782
                                                  =======            =======
4. Income (Loss) Per Share

      Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

      In December 2001, the Company offered its eligible option holders to exchange all options then outstanding and granted to them under the 1995 Plan or the Company's 1999 Stock Option Plan for Non-Employee Directors, as amended (the "1999 Plan"), for new stock options to be granted under those plans not earlier than six months and one day after the date the Company canceled any options tendered to and accepted by it pursuant to the offer to exchange. On January 4, 2002, the Company accepted and canceled 667,500 options that had been previously granted under the 1995 Plan and 9,500 options that had been previously granted under the 1999 Plan that were tendered to and accepted by the Company pursuant to the offer to exchange.

      On July 11, 2002, the Company issued 665,500 options under the 1995 Plan and 9,500 options under the 1999 Plan at an exercise price of $2.05 per share pursuant to the exchange. The new options granted under the 1995 Plan will generally vest annually in equal installments over a five-year period beginning on the first anniversary of the date of grant, and the new options granted under the 1999 Plan will generally vest 100% six months from the date of grant.

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

      The Company is one of many defendants in approximately 10,994 pending claims (including workers' compensation cases) involving approximately 32,885 individuals as of June 30, 2002, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were 6,563 claims at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                             Six months ended     Year ended
                                                 June 30,        December 31,
                                                   2002              2001
       -------------------------------------------------------------------------

       Beginning claims................            6,563            1,754
       New claims......................            4,843            5,048
       Settlements.....................              (42)             (40)
       Dismissals......................             (370)            (199)
       -------------------------------------------------------------------------

       Ending claims...................           10,994            6,563
                                                  ======            =====
      The total indemnity costs incurred to settle claims during the six months ending June 30, 2002 and twelve months ending December 31, 2001 were $1.0 million and $1.1 million, respectively, which were paid by the Company's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of June 30, 2002, the Company has incurred asbestos-related claims of $12.6 million, to resolve claims of over 33,700 claimants, substantially all of which have been paid by the Company's insurance carriers. The average indemnity cost per resolved claimant is $374. Over 99% of claims incurred by the Company have settled, on average, for amounts less than $105 per claimant.

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

      During the fourth quarter of fiscal 2001, the Company updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of the Company's analysis, the Company has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53.3 million in accordance with accounting principles generally accepted in the United States. Of this amount, $53.0 million has been reflected in the balance sheet as a long-term liability and $0.3 million in accrued expenses as of December 31, 2001 and June 30, 2002.

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, substantially all claims and defense costs have been paid through primary insurance coverage. At June 30, 2002, the Company had approximately $0.5 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, the Company expects defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that the Company will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 25% to 33% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. The Company anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may, in turn, be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

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

      The Company has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $45.2 million at December 31, 2001 and $43.9 million at June 30, 2002 of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. This insurance receivable has been recorded in other long-term assets as of December 31, 2001 and June 30, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and six months ended June 30, 2002 as compared to three and six months ended June 30, 2001.

      Net sales for the second quarter of 2002 were $68.0 million, as compared to $54.4 million in the second quarter of 2001, an increase of $13.6 million or 25.0%. This increase in sales was primarily due to three factors. First was sales of the Company's DuraStone product line, which was introduced in August 2001. Second was an increase in sales of the Company's existing sheet products for the remodel and builder markets. The third factor was an increase in inventory by the Company's largest distributor to improve product availability in certain locations. Year-to-date net sales for the first six months of 2002 were $125.9 million, an increase of $19.9 million or 18.8% from the first six months of 2001. The year-to-date increase is generally due to the second quarter sales increase, together with the first quarter sales of DuraStone. The Company also had the benefit of initial shipments of do-it-yourself tile to a major home center in the first quarter of 2002. Sales to this customer in the second quarter were offset by the decline in sales to another major home center that is phasing out the Congoleum line.

      Gross profit for the second quarter of 2002 was $16.4 million, up $2.7 million from $13.7 million in the second quarter of 2001. Gross profit as a percent of net sales decreased to 24.1% in the second quarter of 2002 from 25.2% in the second quarter of 2001. Gross profit dollars increased as a result of the higher sales, but margins declined due to costs of expanding sales and a less profitable mix. Gross profit for the first six months of 2002 was $30.2 million (24.0% of net sales), as compared to $22.7 million (21.4% of net sales) in the first half of 2001. The improvement in year-to-date gross profit margin for the first six months of 2002 was due to higher production volumes and improved manufacturing efficiency, partly offset by the costs of expanding sales and less profitable mix.

      Selling, general and administrative expenses were $13.5 million in the second quarter of 2002, up 14.1% from the second quarter of 2001. As a percent of net sales, selling, general and administrative expenses were 19.9% in the second quarter of 2002, as compared to 21.8% in the second quarter of 2001. For the six months ended June 30, 2002, selling, general and administrative expenses were $26.7 million (21.2% of net sales), as compared to $25.0 million (23.6% of net sales) in the same period one year earlier. Expenses in 2002 have increased as a result of higher sales volume and demand for displays and marketing materials, as well as increased medical benefit costs.

      Income from operations for the second quarter of 2002 was $2.9 million, as compared to $1.9 million in the second quarter of 2001. Operating income for the first six months of 2002 was $3.6 million, compared to a loss of $2.3 million in the first half of 2001. The improved results for the second quarter of 2002 versus 2001 are due to increased sales, partly offset by lower margins and increased selling, general and administrative expenses.

      The provision for income taxes for the six months ended June 30, 2002 represents an effective tax rate of 41.0%. This is indicative of the Company estimate of its full year effective tax rate.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments increased $2.2 million for the six months ended June 30, 2002 to $18.8 million. Working capital at June 30, 2002 was $53.1 million, up from $51.7 million at December 31, 2001. The ratio of current assets to current liabilities at June 30, 2002 was 1.9 compared to 2.0 at December 31, 2001. Cash provided by operations was $6.5 million for the first six months of 2002, compared to cash used by operations of $2.6 million in the first six months of 2001. The increase in cash provided by operations in the first six months of 2002 versus the first six months of 2001 was primarily due to higher net income (before non-cash charges for an accounting change), refunds of taxes paid in previous periods, timing of payments of accrued expenses, and the lack of an inventory increase partly offset by increased receivables resulting from higher sales.

      Capital expenditures were $4.3 million for the first six months of 2002. Total 2002 capital spending is expected to be approximately $10.0 million.

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

      In 1998, the Company's Board of Directors approved a new plan to repurchase up to $5.0 million of the Company's common stock. As of June 30, 2002, the Company had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. The Company is presently restricted from making further purchases by the terms of its 8 5/8% Senior Note indenture.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its Amended and Restated Financing Agreement. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through the foreseeable future.

      The Company maintains defined benefit pension plans for its employees. Recent rates of return on the investments maintained by these plans have been below both actual longer term and assumed rates of returns. Due to the funding status of these plans, these lower rates of returns may result in increased reported pension expense, increased funding requirements, and/or increased charges to other comprehensive income to record minimum pension liabilities.

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) the future cost and timing of payments associated with and availability of insurance coverage for asbestos-related personal injury claims, as well as other environmental, product and general liability claims, (ii) increases in raw material prices, (iii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iv) unfavorable developments in the national economy or in the housing industry in general, (v) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors, (vi) product warranty claims, and (vii) changes in distributors of the Company's products.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of June 30, 2002 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings: None

      Item 2. Changes in Securities and Use of Proceeds: None

      Item 3. Defaults Upon Senior Securities: None

      Item 4. Submission of Matters to a Vote of Security Holders:

            At the Annual Meeting of Stockholders held on May 8, 2002, the following actions were taken:

                  Three nominees were elected as Class C Directors who will hold office until the Annual Meeting of Stockholders in 2005 and until their successors are duly elected and qualify.

                  Name                         Votes For          Votes Withheld
                  ----                         ---------          --------------

                  Roger S. Marcus              11,845,411             17,529
                  Cyril C. Baldwin, Jr.        11,845,426             17,514
                  John N. Irwin III            11,845,653             17,287

                  The following persons are the other directors of the Company whose term of office as a director continued after the meeting:

                  William M. Marcus          C. Barnwell Straut
                  Richard G. Marcus          Mark N. Kaplan
                  Mark S. Newman

      Item  5. Other Information: None

      Item  6. Exhibits and Reports on Form 8-K:

                  (a) Exhibit 99: Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONGOLEUM CORPORATION
                                         (Registrant)

Date:    August 12, 2002             By: /s/  H. N. Feist III
                                         ----------------------------
                                              (signature)

                                     Howard N. Feist III
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)