Form 10-Q/A
period 2002-06-30
CONGOLEUM CORP
filed 2002-08-14
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002 (this "Refiling") is being refiled solely for the purpose of including conformed signatures of the Chief Executive Officer and Chief Financial Officer of Congoleum Corporation on the Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "Certification"), which Certification accompanies this Refiling as Exhibit 99. The Exhibit 99 that accompanied the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed earlier today, August 14, 2002 (the "Previous Filing"), inadvertently omitted these conformed signatures. Except for the inclusion of these conformed signatures, the Refiling and the accompanying Exhibit 99 is identical to the Previous Filing and the Exhibit 99 that accompanied the Previous Filing. This Refiling and the Exhibit 99 accompanying this Refiling supercedes the Previous Filing and the Exhibit 99 that accompanied the Previous Filing in their entirety.

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