Form 10-Q
period 2002-09-30
CONGOLEUM CORP
filed 2002-11-15
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       or

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

              Class                           Outstanding at November 1, 2002
   -----------------------------              --------------------------------
       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

       Condensed Consolidated Balance Sheets as of September 30, 2002
       (unaudited) and December 31, 2001.......................................3

       Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited)...............4

       Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the year ended December 31, 2001 and the nine months ended
       September 30, 2002 (unaudited)..........................................5

       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)...........................6

       Notes to Unaudited Condensed Consolidated Financial Statements..........7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk............22

Item 4. Controls and Procedures...............................................22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................23

Item 2. Changes in Securities.................................................23

Item 3. Defaults Upon Senior Securities.......................................23

Item 4. Submission of Matters to a Vote of Security Holders...................23

Item 5. Other Information.....................................................23

Item 6. Exhibits and Reports on Form 8-K......................................23

Signatures ...................................................................24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30,   December 31,
                                                                2002          2001
                                                                ----          ----
                                                           (Unaudited)

                                                              (Dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ..............................   $    14,875    $  15,257
   Short-term investments .................................          --          1,416
   Accounts and notes receivable, net .....................        24,278       17,932
   Inventories ............................................        53,603       55,782
   Prepaid expenses and other current assets ..............         6,527        6,403
   Deferred income taxes ..................................         4,924        6,375
                                                              -----------    ---------
   Total current assets ...................................       104,207      103,165
Property, plant and equipment, net ........................        94,666       95,904
Insurance for asbestos-related liabilities ................        42,050       45,163
Goodwill, net .............................................          --         10,523
Deferred income taxes .....................................            31        1,334
Other assets ..............................................         9,434        9,324
                                                              -----------    ---------
   Total assets ...........................................   $   250,388    $ 265,413
                                                              ===========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................   $    14,412    $  17,911
   Accrued expenses .......................................        37,034       29,585
   Accrued taxes ..........................................         1,664          353
   Deferred income taxes ..................................         3,361        3,597
                                                              -----------    ---------
   Total current liabilities ..............................        56,471       51,446
Long-term debt ............................................        99,711       99,674
Asbestos-related liabilities ..............................        45,531       53,003
Other liabilities .........................................        12,301       12,607
Accrued pension liability .................................        12,287       14,658
Accrued postretirement benefit obligation .................         8,810        8,972
                                                              -----------    ---------
   Total liabilities ......................................       235,111      240,360

STOCKHOLDERS' EQUITY
Class A common stock, par value $0.01 per share;
   20,000,000 shares authorized; 4,736,950 shares issued
   as of September 30, 2002 and December 31, 2001 .........            47           47
Class B common stock, par value $0.01 per share;
   4,608,945 shares authorized, issued and outstanding
   as of September 30, 2002 and December 31, 2001 .........            46           46
Additional paid-in capital ................................        49,105       49,105
Retained deficit ..........................................       (19,997)     (10,221)
Accumulated minimum pension liability adjustment ..........        (6,111)      (6,111)
                                                              -----------    ---------
                                                                   23,090       32,866
Less Class A common stock held in Treasury, at cost;
   1,085,760 shares at September 30, 2002 and
   December 31, 2001 ......................................         7,813        7,813
                                                              -----------    ---------
   Total stockholders' equity .............................        15,277       25,053
                                                              -----------    ---------
   Total liabilities and stockholders' equity .............   $   250,388    $ 265,413
                                                              ===========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                         -----------------         ----------------
                                                          2002        2001         2002       2001
                                                                   (In thousands, except
                                                                     per share amounts)

Net sales .......................................       $ 57,736    $ 56,719    $ 183,638    $ 162,694
Cost of sales ...................................         42,188      41,631      137,862      124,903
Selling, general and administrative expenses ....         12,921      11,611       39,589       36,631
                                                        --------    --------    ---------    ---------
   Income from operations .......................          2,627       3,477        6,187        1,160
Other income (expense):
   Interest income ..............................             83         181          202          612
   Interest expense .............................         (2,091)     (2,058)      (6,250)      (6,215)
   Other income .................................            349         302        1,157        1,130
                                                        --------    --------    ---------    ---------
   Income (loss) before income taxes and
       cumulative effect of accounting change                968       1,902        1,296       (3,313)
   Provision (benefit) for income taxes .........            416         732          549         (961)
                                                        --------    --------    ---------    ---------
   Net income (loss) before accounting change                552       1,170          747       (2,352)
   Cumulative effect of accounting change .......             --          --      (10,523)          --
                                                        --------    --------    ---------    ---------

   Net income (loss) ............................       $    552    $  1,170    $  (9,776)   $  (2,352)
                                                        ========    ========    =========    =========
   Net income (loss) per common share before
       cumulative effect of accounting change,
       basic & diluted ..........................       $    .07    $    .14    $     .09    $    (.28)
   Cumulative effect of accounting change .......             --          --        (1.27)          --
                                                        --------    --------    ---------    ---------
   Net income (loss) per common share,
       basic and diluted ........................       $    .07    $    .14    $   (1.18)   $    (.28)
                                                        ========    ========    =========    =========
   Weighted average number of common
        shares outstanding ......................          8,260       8,260        8,260        8,260
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

                              CONGOLEUM CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Accumulated
                                    Common Stock                               Minimum
                                    par value $0.01  Additional                Pension
                                    ---------------   Paid-in    Retained      Liability    Treasury           Comprehensive
                                   Class A  Class B   Capital     Deficit     Adjustment     Stock     Total       Loss
                                   -------  -------   -------     -------     ----------     -----     -----       ----
Balance, December 31, 2000....     $   47   $   46   $49,105    $ (8,581)      $(3,494)     $(7,813)  $29,310

Minimum pension liability
   adjustment, net of tax
   benefit of $1,504..........                                                  (2,617)                (2,617)   $(2,617)

Net loss......................                                    (1,640)                              (1,640)    (1,640)
                                                                                                                 --------
Net comprehensive loss........                                                                                   $(4,257)
                                                                                                                 ========
                                   ---------------------------------------------------------------------------
Balance, December 31, 2001....         47       46    49,105     (10,221)       (6,111)      (7,813)   25,053

Net loss......................                                    (9,776)                              (9,776)   $(9,776)
                                                                                                                 --------
Net comprehensive loss........                                                                                   $(9,776)
                                                                                                                 ========
                                   ---------------------------------------------------------------------------
Balance, September 30, 2002...     $   47   $   46   $49,105    $(19,997)      $(6,111)     $(7,813)  $15,277
                                   ======   ======   =======   =========       =======      =======   =======

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2002         2001
                                                              (In thousands)
Cash flows from operating activities:
   Net loss .............................................  $ (9,776)   $ (2,352)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation ......................................     7,946       8,725
      Amortization ......................................       419         613
      Deferred income taxes .............................     2,518        (986)
      Cumulative effect of accounting change ............    10,523          --
      Changes in certain assets and liabilities:
          Accounts and notes receivable .................    (6,346)      1,258
          Inventories ...................................     2,179        (971)
          Prepaid expenses and other assets .............     2,497       1,980
          Accounts payable ..............................    (3,499)     (3,668)
          Accrued expenses ..............................     1,520     (13,457)
          Other liabilities .............................    (3,071)     (1,512)
                                                           --------    --------
             Net cash provided by (used in) operating
             activities .................................     4,910     (10,370)
                                                           --------    --------
   Cash flows from investing activities:
      Capital expenditures ..............................    (6,708)     (6,361)
      Purchase of short-term investments ................        --      (4,175)
      Maturities of short-term investments ..............     1,416      13,568
                                                           --------    --------
             Net cash (used in) provided by investing
                activities ..............................    (5,292)      3,032
                                                           --------    --------
Net increase in cash and cash equivalents ...............      (382)     (7,338)
Cash and cash equivalents:
   Beginning of period ..................................    15,257      12,637
                                                           --------    --------
   End of period ........................................  $ 14,875    $  5,299
                                                           ========    ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the Company's financial position have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

      Certain amounts appearing in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

2. Changes in Accounting Principles

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of Congoleum Corporation. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed a transitional impairment test of goodwill and concluded that there was impairment. The Company compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of the Company's assets and liabilities, there should be no goodwill recorded. Accordingly, the Company recorded an impairment loss of $10.5 million during the first quarter of 2002, which has been recorded as a cumulative effect of a change in accounting principle.

      The impact of the adoption of SFAS 142 on the Company's financial statements also resulted in the elimination of $324 thousand of goodwill amortization expense or $.04 per share for the nine months ended September 30, 2002.

      The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2001:

      (In thousands, except per share amounts)
                                                    For the Nine Months Ended
                                                  September 30,    September 30,
                                                       2002            2001
                                                  -------------    -------------
      Net income (loss) before cumulative effect
         of accounting change:
      As reported                                  $     747         $ (2,352)
      Goodwill amortization                               --              324
                                                   ---------         --------
      As adjusted                                  $     747         $ (2,028)
                                                   =========         ========

      Income  (loss) per share before cumulative
         effect of accounting change:
      As reported                                  $     .09         $  (0.28)
      Goodwill amortization                               --              .04
                                                   ---------         --------
      As adjusted                                  $     .09         $  (0.24)
                                                   =========         ========

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

      In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"), was issued. Congoleum adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the nine months ending September 30, 2002 and 2001 was a reduction of net sales and of selling, general and administrative expenses of $3.2 million and $3.9 million, respectively.

3. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                                  September 30,    December 31,
           (Dollars in thousands)                     2002             2001
                                                    ---------       -----------

           Finished goods.....................       $40,964         $43,680
           Work-in-process....................         4,009           4,425
           Raw materials and supplies.........         8,630           7,677
                                                    --------        --------
                                                     $53,603         $55,782

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

      The Company records a liability for environmental remediation, asbestos-related claim costs and general liability claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not discounted for delays in future payments and are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries are considered probable of recovery and are recorded as an asset.

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In addition, in two other instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

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

      The Company is one of many defendants in approximately 13,075 pending claims (including workers' compensation cases) involving approximately 39,626 individuals as of September 30, 2002, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 6,563 claims at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                              Nine months ended     Year ended
                                                September 30,      December 31,
                                                     2002              2001
           ---------------------------------------------------------------------
           Beginning claims..................       6,563              1,754
           New claims........................       7,156              5,048
           Settlements.......................         (55)               (40)
           Dismissals........................        (589)              (199)
           ---------------------------------------------------------------------
           Ending claims.....................      13,075              6,563
                                                   ======              =====

      The total indemnity costs incurred to settle claims during the nine months ending September 30, 2002 and twelve months ending December 31, 2001 were $2.1 million and $1.1 million, respectively. During the nine months ended September 30, 2002 and the twelve months ended December 31, 2001, the Company's insurance carriers paid $1.3 and $1.1 million respectively in indemnity costs to settle claims, plus related defense costs. In addition, during the quarter ended September 30, 2002, the Company paid an additional $1.1 million in defense and indemnity costs to settle claims, for which it expects to be partially reimbursed by its excess insurance carriers once certain coverage terms are clarified with those carriers. During the quarter ended September 30, 2002, the Company also agreed to settle two claims for $1.6 million plus an assignment of insurance proceeds. The Company paid this $1.6 million during the fourth quarter of 2002, and does not anticipate being reimbursed for this amount by its excess carriers or otherwise.

      Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged, and the jurisdiction where the claim was litigated. As of September 30, 2002, the Company has incurred indemnity costs aggregating $13.5 million, to resolve asbestos-related claims involving over 33,700 claimants, substantially all of which amount has been paid by the Company's insurance carriers. As of September 30, 2002, the Company's historical average indemnity cost per resolved claimant was approximately $400. As of September 30, 2002, over 99% of claims incurred by the Company have settled, on average, for amounts less than $102 per claimant.

      Nearly all asbestos-related claims that have been brought against the Company to date allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by the Company (or, in the workers' compensation cases, exposure to asbestos in the course of employment with the Company). The Company discontinued the manufacture of asbestos-containing sheet vinyl products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

      The Company regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company. One such development is the increasing number of declarations of bankruptcy by companies that were typically lead defendants in asbestos-related cases. The Company has noticed a trend of increased asbestos-related liability exposure for many companies including itself as a result of this development since plaintiffs are seeking additional defendants and, with respect to those claims in which there are solvent and insolvent defendants, courts, under the legal theory of joint and several liability, are requiring solvent defendants to fund the liabilities assessed on the insolvent co-defendants even though the solvent defendants may have been found only partly responsible for the plaintiffs' injuries. There has also been a significant increase over the recent years in the number of claims and amount of damages sought involving asbestos-related claims. These trends, if they continue, will have a negative impact on the Company's claim experience. However, due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability, the Company's estimates of its potential asbestos-related liability are highly uncertain.

      It is the Company's accounting policy to conduct a detailed analysis of its asbestos-related liabilities and the insurance coverage applicable to those liabilities when appropriate. During the fourth quarter of fiscal 2001, the Company updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of the Company's analysis, the Company has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As a result, the Company concluded that no amount within that range was more likely than any other, and therefore, determined that the amount of the gross liability it should record for asbestos-related claims was $53.3 million in accordance with accounting principles generally accepted in the United States. Of this amount, $53.0 million was reflected in the balance sheet as a long-term liability and $0.3 million was included in accrued expenses as of December 31, 2001.

      In accordance with its accounting policy, the Company will conduct a detailed analysis of its asbestos-related liabilities and related insurance coverage in the fourth quarter of fiscal 2002. The results of this analysis may cause the Company to increase the range of its probable and estimable undiscounted losses for asbestos-related claims and the recorded amount of its gross liability for asbestos-related claims. If these changes are realized, the Company may incur charges against its income in the fourth quarter of 2002, which if the charge were of a sufficient magnitude, would have a material adverse effect on the Company's business, results of operations, and financial position.

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. Through August 2002, substantially all claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance coverage was exhausted. The excess insurance carriers are disputing that exhaustion, claiming that the primary carriers owe an additional $13 million in indemnity coverage plus related defense. A case was heard before the NJ Supreme Court in September 2002 (the "Spaulding Case") in which excess carriers claimed another company's primary coverage had not been exhausted for the same reasons that Congoleum's excess carriers contend that Congoleum's primary coverage has not been exhausted. Although Congoleum is not a party to this case, it expects the decision in the Spaulding Case will probably resolve the Company's dispute with its excess carriers. While there is a possibility that the Court's ruling will have the effect of making Congoleum responsible for this $13 million in insurance or remand the case for further proceedings without ruling, the Company believes it more probable that the Court's ruling will either have the effect that the primary insurance companies owe additional coverage or that the primary coverage has fully exhausted and the excess carriers owe the coverage. Furthermore, the Company believes that recent claims settlements, including one involving an assignment of insurance proceeds, further support the Company's position that its excess carriers are currently responsible for providing defense and indemnity. In the meantime, the Company is negotiating with its excess carriers to provide interim funding for defense and indemnity pending resolution of this matter. Until such an agreement is reached, or the matter otherwise resolved, the Company may be required to fund the disputed indemnity and defense obligation.

      During the three months ended September 30, 2002, the Company paid $1.1 million in indemnity and defense costs denied by the carriers due to this dispute. While there is a possibility that the decision in the Spaulding Case could be to remand the case for further proceedings without ruling or establish that Congoleum is responsible for this $13 million in insurance, the Company expects to be reimbursed for some or all of these costs once the Spaulding Case is decided, and the Company expects future defense and indemnity costs to be covered by either its primary and/or excess insurance policies. However, it is likely that the Company will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 25% to 33% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. The Company anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may, in turn, be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

      The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. Congoleum has filed suit regarding insurance coverage issues against its excess insurance carriers, the state guaranty funds representing insolvent carriers, and its insurance brokers and has begun settlement negotiations with several of these parties.

      In connection with its evaluation of asbestos-related liabilities performed in the fourth quarter of 2001, the Company determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $45.2 million of the estimated $53.3 million gross liability was probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the claims against state guaranty associations, and the status of negotiations with the Company's carriers. In addition, in light of the uncertainties regarding the Company's likelihood of fully recovering insurance proceeds from its excess carriers for asbestos-related indemnity and defense costs incurred by the Company, any future increase in the Company's recorded amount for its asbestos-related liabilities will likely exceed any offsetting increase in its assets relating to insurance receivables. The Company would likely incur a charge against its income for this excess amount, which if the charge were of a sufficient magnitude, would likely have a material adverse effect upon the Company's business, results of operations, and financial condition.

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2001 to September 30, 2002:

                                                              Cash
                  Balance                        Spending   Receipts
                     at                           Against     from    Balance at
  (in thousands)  12/31/01  Reclasses  Additions  Reserve   Insurance  9/30/02
                  --------------------------------------------------------------
Reserves
   Current          $   300   $ 7,472       --    $(1,050)         --   $ 6,722
   Long-term         53,003    (7,472)      --         --          --    45,531
                  --------------------------------------------------------------
                     53,303        --       --     (1,050)         --    52,253
                    -------   -------    -------  -------     -------   -------
Receivables
   Current               --     1,834       --         --          --     1,834
   Long-term         45,163    (1,834)      --         --      (1,279)   42,050
                  --------------------------------------------------------------
                     45,163        --       --         --      (1,279)   43,884
                    -------   -------    -------  -------     -------   -------
Net Asbestos
Liability           $ 8,140                       $(1,050)    $(1,279)  $ 8,369
                    =======                       =======     =======   =======

      Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that the Company's total liability for asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset, and that if the actual liabilities exceed the recorded liability, insurance coverage and recoveries available for the additional liability amount will be less than the additional liability. These uncertainties may result in the Company incurring future charges to income if it has to adjust the carrying value of its recorded liabilities by an amount in excess of any offsetting increase in its assets pertaining to asbestos-related claims. Additionally, since the Company has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is probable that over time another amount within the range, or above that range, possibly by a substantial amount, will be a better estimate of the Company's liability for asbestos-related claims. Although the resolution of these claims will take place over time, amounts recorded for the liability are not discounted, and the effect on results of operations in any given year from a revision to these estimates could be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and nine months ended September 30, 2002 as compared to three and nine months ended September 30, 2001.

      Net sales for the third quarter of 2002 were $57.7 million, as compared to $56.7 million in the third quarter of 2001, an increase of $1.0 million or 1.8%. This increase in sales was primarily due to the continued success of the DuraStone product line, partially offset by lower direct tile sales to certain mass merchandisers coupled with continued weakness in the manufactured housing industry. Year-to-date net sales for the first nine months of 2002 were $183.6 million, an increase of $20.9 million or 12.9% from the first nine months of 2001. The year-to-date increase is primarily due to the sales performance of the DuraStone product line (an August 2001 introduction) and improved sales of sheet products for the remodel and builder markets, partially offset by lower tile sales.

      Gross profit for the third quarter of 2002 was $15.5 million, up $0.4 million from $15.1 million in the third quarter of 2001. Gross profit as a percent of net sales increased to 26.9% in the third quarter of 2002 from 26.6% in the third quarter of 2001. The increase in gross profit margins reflects continuing improvements in manufacturing operating efficiency and the impact of a price increase instituted in August 2002, offset by a less profitable sales mix. Gross profit for the first nine months of 2002 was $45.8 million (24.9% of net sales), as compared to $37.8 million (23.2% of net sales) for the first nine months of 2001. The improvement in year-to-date gross profit margin was due to higher production volumes and improved manufacturing efficiency, partially offset by the costs of expanding sales and a less profitable sales mix.

      Selling, general and administrative expenses were $12.9 million in the third quarter of 2002, up $1.3 million from the third quarter of 2001. As a percent of net sales, selling, general and administrative expenses were 22.4% in the third quarter of 2002, as compared to 20.5% in the third quarter of 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses were $39.5 million (21.6% of net sales), as compared to $36.6 million (22.5% of net sales) in the same period one year earlier. Expenses in 2002 have increased as a result of higher sales volume and demand for displays and marketing materials, as well as increased insurance and benefits related costs.

      Income from operations for the third quarter of 2002 was $2.6 million, as compared to $3.5 million in the third quarter of 2001. Operating income for the first nine months of 2002 was $6.2 million, compared to $1.2 million for the first nine months of 2001. The improved results for the nine months ended September 30, 2002 versus 2001 are due to increased sales and improved margins partly offset by increased selling, general and administrative expenses.

      The provision for income taxes for the nine months ended September 30, 2002 represents an effective tax rate of 42.4%. This is indicative of the Company estimate of its full year effective tax rate.

      As previously discussed, the Company revises its estimated liability and insurance receivables for asbestos claims annually based upon industry liability and trend data, the Company's own experience, the latest available information on the Company's insurance coverage, and other factors. The Company has noted a trend of increased asbestos-related liability exposure as a result of the increase in the number of asbestos claims being brought and the damage amounts sought in those claims as well as the increasing number of insolvencies among traditional target defendants in asbestos litigation and insurance companies that underwrote insurance policies covering asbestos matters. While the Company cannot yet determine what effect, if any, the latest available data will have on its estimated liability and insurance receivables for asbestos-related claims when it revises its estimate in the fourth quarter of 2002, it is reasonably likely that the Company will have to incur a charge against income as a result of updating its estimates, and if so, that such a charge could be material to earnings for the year. Furthermore, future analyses conducted by the Company of its asbestos-related liability may cause it to make further increases in its recorded liability amount. These increases would likely result in the Company having to incur additional charges against its income, which could have a material adverse effect upon its future results of operations.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments decreased $1.8 million for the nine months ended September 30, 2002 to $14.9 million. Working capital at September 30, 2002 was $47.7 million, down from $51.7 million at December 31, 2001. The ratio of current assets to current liabilities at September 30, 2002 and December 31, 2001 was 1.8 and 2.0 respectively. Cash provided by operations was $4.9 million for the first nine months of 2002, compared to cash used by operations of $10.4 million in the first nine months of 2001. The increase in cash provided by operations in the first nine months of 2002 versus the first nine months of 2001 was primarily due to higher net income (before non-cash charges for an accounting change), refunds of taxes paid in previous periods, lower inventories and the timing of payments of accrued expenses partly offset by higher receivables.

      Capital expenditures were $6.7 million for the first nine months of 2002. Total 2002 capital spending is expected to be approximately $9.5 million.

      The Company has recorded what it believes are adequate provisions for environmental remediation liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the financial position of the Company and that such amounts to will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

      The Company's principal sources of liquidity are net cash provided by operating activities and borrowings under its existing credit facility. The Company's existing credit facility contains certain covenants and conditions that the Company must meet in order for it to borrow from the facility. The Company believes that these sources will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through the foreseeable future.

      The Company maintains defined benefit pension plans for its employees. Recent rates of return on the investments achieved by these plans have been below both actual longer term and future assumed rates of returns. Due to the funding status of these plans, the Company expects these lower rates of returns and other changes to the pension assumption will result in increased reported pension expense and increased funding requirements in fiscal 2003. The Company's accounting policy is to revise the recorded amount of its pension assets and liabilities at year end, in accordance with accounting principles generally accepted in the United States. Although year end information for 2002 is not yet available, the Company has been advised by its actuary that if year end asset values are the same as at September 30, 2002, the Company can anticipate having to record a charge to other comprehensive income of $7.3 million in 2002 to adjust its minimum pension liability.

      As previously discussed, the Company has significant liability exposure regarding asbestos-related claims. Until recently, substantially all indemnity and defense costs incurred by the Company for asbestos-related claims had been paid through its primary insurance coverage. However, the Company's primary insurance coverage is now exhausted. While the Company purchased excess liability insurance to provide coverage once its primary insurance was exhausted, the excess insurance carriers have raised various objections to providing coverage. While the Company is negotiating with these carriers and expects to resolve these matters and secure coverage in the near future, defense and indemnity costs are currently being funded by the Company, which must then seek to recover the majority of such outlays from the excess carriers once coverage matters are resolved. Payments by the Company for defense and indemnity during the third quarter of 2002 were $1.1 million, and the Company recently agreed to pay $1.6 million pursuant to its recent agreement to settle two claims.

      Although the Company purchased significant amounts (over $1 billion) of excess insurance that should cover its asbestos liabilities, approximately 30% of that coverage was underwritten by carriers that are presently insolvent. Moreover, additional insurance carriers that underwrote the Company's insurance policies may become insolvent which, if this occurred, would increase the Company's funding obligations for asbestos-related claims. The Company anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to insolvent carriers and that it may in turn be able to recover a portion of those payments from the estates or insurance guaranty funds responsible for the obligations of these carriers. Depending on the extent to which the Company must pay for these costs and the extent to which it is unable to recover these payments, these payments could have a material adverse effect upon the Company's liquidity and capital resources.

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the

Company undertakes no obligation to update any of these forward looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission and the factors listed below.

THE COMPANY MAY INCUR SUBSTANTIAL LIABILITY FOR ASBESTOS-RELATED PERSONAL INJURY CLAIMS, AS WELL AS OTHER ENVIRONMENTAL, PRODUCT AND GENERAL LIABILITY CLAIMS, AND ITS INSURANCE COVERAGE AND ITS LIKELY RECOVERABLE INSURANCE PROCEEDS MAY BE SUBSTANTIALLY LESS THAN THE LIABILITY INCURRED BY THE COMPANY FOR THESE CLAIMS.

      Asbestos Liability. The Company is one of many named defendants in thousands of pending claims (including workers' compensation cases) alleging personal injury or death from exposure to asbestos or asbestos-containing products. The Company believes that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $52.4 million to $195.6 million, before considering the effects of insurance recoveries. It is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims since there are multiple variables that can affect the timing, severity, and quantity of claims. The Company has concluded that no amount within that range is more likely than any other and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is $53.3 million in accordance with accounting principles generally accepted in the United States. It is reasonably likely that the Company's total liability for asbestos-related claims will be greater than the recorded liability. Additionally, since the Company has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is possible that over time another amount within the range, or above that range, possibly by a substantial amount, will be a better estimate of the Company's liability for asbestos-related claims. If later the Company were to adjust the carrying value of its recorded liabilities by an amount in excess of any offsetting increase in its assets pertaining to asbestos-related claims, it would incur charges against its income to effect that adjustment, which charges could have a material adverse effect upon the Company's business, results of operations and financial condition.

      Until recently, all indemnity and defense costs incurred by the Company for asbestos-related claims had been paid through its primary insurance coverage. However, the Company's primary insurance coverage is now exhausted. Although the Company also has excess insurance coverage that would apply to the Company's asbestos-related liabilities, much of that coverage was underwritten by carriers that are presently insolvent. Moreover, additional insurance carriers that underwrote the Company's insurance policies may become insolvent which, if this occurred, would increase the Company's funding obligations for asbestos-related claims. The Company anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to insolvent carriers and that it may in turn be able to recover a portion of those payments from the estates or insurance guaranty funds responsible for the obligations of these carriers. Depending on the extent to which the Company must pay for these costs and the extent to which it is unable to recover these payments, these payments may have a material adverse effect upon the Company's liquidity and capital resources.

      In addition, many companies that were typically lead defendants in asbestos-related cases have declared bankruptcy over the recent years. As a result of this development the Company has noticed a trend in its industry of increased asbestos-related liability exposure since plaintiffs are seeking additional defendants and, with respect to those claims in which there are solvent and insolvent defendants, courts, under the legal theory of joint and several liability, are requiring solvent defendants to fund the liabilities assessed on the insolvent co-defendants even though the solvent defendants may have been found only partly responsible for the plaintiffs' injuries. There has also been a significant increase over the recent years in the number of claims and amount of damages sought involving asbestos-related claims. These trends, if they continue, will have a negative impact on the Company's claim experience. This would result in increased exposure to the Company for asbestos-related liability, which to the extent liabilities are incurred in amounts in excess of the Company's current recorded liability, would likely have a material adverse effect on the Company's business, results of operations and financial condition. In any event, the successful management by the Company of its asbestos-related liability will be critical to Company's business, results of operations and financial condition.

      Environmental Liabilities. Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future because of the nature of its prior activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial. Although the Company believes that those amounts should not have a material adverse effect on its financial position, there is no certainty that these amounts will not have a material adverse effect on its financial position because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Product and General Liabilities. In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company is unable to successfully defend against or settle these matters and its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters or the Company is unable to collect insurance proceeds relating to these matters.

THE COMPANY IS DEPENDENT UPON A CONTINUOUS SUPPLY OF RAW MATERIALS FROM THIRD PARTY SUPPLIERS AND WOULD BE HARMED IF THERE WERE A SIGNIFICANT, PROLONGED DISRUPTION IN SUPPLY OR INCREASE IN ITS RAW MATERIAL COSTS.

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials.

      The Company believes that suitable alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing program to develop new sources of supply would be successful in avoiding a material adverse affect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

      In addition, the Company could incur significant increases in the costs of its raw materials. Although the Company generally attempts to pass on increases in the costs of its raw materials to its customers, the Company's ability to do so is, to a large extent, dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During those periods of time, there could be a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE FLOORING INDUSTRY AND SOME OF ITS COMPETITORS HAVE GREATER RESOURCES AND BROADER DISTRIBUTION CHANNELS THAN THE COMPANY.

      The market for the Company's products is highly competitive. The Company encounters competition from three other manufacturers in North America as well as foreign manufacturers. Some of the Company's competitors have greater financial and other resources and access to capital than the Company. Furthermore, to the extent any of the Company's competitors make a filing under Chapter 11 of the Untied States Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of its pre-filing liabilities, those competitors may have a cost competitive advantage over the Company as result of having shed those liabilities. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including its product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of the Company's market share for its products. Moreover, due to the competitive nature of the Company's industry, the Company may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the Company incurring significant operating losses if its expenses were to increase or otherwise represent an increased percentage of the Company's sales.

THE COMPANY IS SUBJECT TO GENERAL ECONOMIC CONDITIONS AND CONDITIONS SPECIFIC TO THE REMODELING AND HOUSING INDUSTRIES.

      The Company is subject to the effects of general economic conditions. A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition. Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.

THE COMPANY COULD REALIZE SHIPMENT DELAYS, DEPLETION OF INVENTORY AND INCREASED PRODUCTION COSTS RESULTING FROM UNEXPECTED DISRUPTIONS OF OPERATIONS AT ANY OF THE COMPANY'S FACILITIES.

      The Company's business depends upon its ability to timely manufacture and deliver products that meet the needs of its customers and the end users of the Company's products. If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains. Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY OFFERS LIMITED WARRANTIES ON ITS PRODUCTS WHICH COULD RESULT IN THE COMPANY INCURRING SIGNIFICANT COSTS AS A RESULT OF WARRANTY CLAIMS.

      The Company offers a limited warranty on all of its products against manufacturing defects. In addition, as a part of its efforts to differentiate mid and high-end products through color, design and other attributes, the Company offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics which generally increase with the price of such products. If the Company were to incur a significant number of warranty claims, the resulting warranty costs could be substantial.

THE COMPANY IS HEAVILY DEPENDENT UPON ITS DISTRIBUTORS TO SELL THE COMPANY'S PRODUCTS AND THE LOSS OF A MAJOR DISTRIBUTOR OF THE COMPANY COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      The Company currently sells its products through approximately 19 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the Company's distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail distributor of the Company. These two distributors accounted for 52% of the Company's net sales for the nine months ended September 30, 2002 and 48% of the Company's net sales for the year ended December 31, 2001.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 30, 2002 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Item 4: Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings: The information contained in Note 5 "Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

      Item  2. Changes in Securities and Use of Proceeds: None

      Item  3. Defaults Upon Senior Securities: None

      Item  4. Submission of Matters to a Vote of Security Holders: None

      Item  5. Other Information: None

      Item  6. Exhibits and Reports on Form 8-K:

            (a)   Exhibits

                 Number          Exhibit
                 ------          -------
                 Exhibit 4.7.1   Amendment No. 1 to Loan and Security Agreement,
                                 dated September 24, 2002, by and between Congress Financial Corporation and Congoleum
                                 Corporation.

                 Exhibit 99: Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                              The registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2002.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONGOLEUM CORPORATION
                                               (Registrant)

Date: November 14, 2002        By: /s/ H.N. Feist III
                                   --------------------------------------------
                                      (Signature)

                               Howard N. Feist III
                               Chief Financial Officer
                               (Principal Financial & Accounting Officer)

                                  CERTIFICATION

      I, Roger S. Marcus, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Congoleum
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002

                                    /s/ Roger S. Marcus
                                    --------------------------------
                                        Rogers S. Marcus
                                        Chief Executive Officer

                                  CERTIFICATION

      I, Howard N. Feist III, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Congoleum
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002

                                    /s/ Howard N. Feist III
                                    ----------------------------------
                                        Howard N. Feist III
                                        Chief Financial Officer