Form 10-K
period 2002-12-31
CONGOLEUM CORP
filed 2003-04-15
CIK 23341

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

                   For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  YES |_|   NO |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 28, 2002, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $7.8 million based on the closing price ($2.35 per share) on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 31, 2003, an aggregate of 3,651,190 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE

        Part III. Portions of the Congoleum Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2003

Factors That May Affect Future Results

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

Item 1. BUSINESS

      Congoleum Corporation (the "Company" or "Congoleum") was incorporated in Delaware in 1986, but traces its history in the flooring business back to Nairn Linoleum Co. which began in 1886.

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wear layer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a urethane coating. The Company also produces through-chip inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wear layer and, in some cases, a urethane coating. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wear layers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases sundries and accessory products for resale.

      Congoleum's products serve both the residential and commercial hard-surface flooring markets, and are used in remodeling, manufactured housing, new construction and commercial applications.

      The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

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

      The Company also believes that patents and know-how play an important role in furthering and maintaining competitive position. In particular, the Company utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one competitor is presently able to duplicate.

Distribution

      The Company currently sells its products through approximately 19 distributors providing approximately 56 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers in the United States for the years ended December 31, 2002, 2001 and 2000 totaled $228.5 million, $210.7 million and $212.6 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2002, 2001, and 2000 totaling $8.7 million, $8.1 million, and $7.0 million, respectively.

      The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2002, the backlog of unshipped orders was $5.5 million, compared to $8.4 million at December 31, 2001.

      The Company considers its distribution network very important to maintaining competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 2002, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc. Together, they accounted for 59% of the Company's net sales in 2002.

Working Capital

      The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. The Company's credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

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

      The Company encounters competition from three other manufacturers in North America and, to a much lesser extent, foreign manufacturers. Certain of the Company's competitors, including Armstrong World Industries, Inc. in the resilient category, have substantially greater financial and other resources than the Company.

Research and Development

      The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2002 were $3.5 million, compared to $3.5 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be significant. The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993. In 2002, the Company incurred capital expenditures of approximately $55 thousand for environmental compliance and control facilities.

      The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites and for ongoing costs to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.

Employees

      At December 31, 2002, the Company employed a total of 1,064 personnel compared to 1,036 employees at December 31, 2001.

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

Executive Officers of the Registrant

      The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years. Ages are shown as of February 1, 2003.

Roger S. Marcus (Age 57)

Roger S. Marcus has been a Director and President and Chief Executive Officer of the Company since 1993, and Chairman since 1994. Mr. Marcus is also a Director (since 1981), Chairman of the Board (since 1992) and Chief Executive Officer (since 1983) of American Biltrite. American Biltrite is the controlling shareholder of Congoleum and owns and operates other businesses selling tape and film, rubber, jewelry, and wood products. From 1983 to 1992, Mr. Marcus served as Vice Chairman of the Board of American Biltrite.

Richard G. Marcus (Age 55)

Richard G. Marcus has been Vice Chairman of the Company since 1994 and a Director since 1993. Mr. Marcus is also a Director (since 1982) and President (since 1983) and Chief Operating Officer (since 1992) of American Biltrite.

John L. Russ III (Age 62)

John L. Russ III has been Sr. Vice President - Operations since 2002. Prior thereto, he served as Executive Vice President for Borden Chemicals, Inc. (Forest Products Division), a supplier of resins and adhesives, since 1997. Prior to that he was Executive Vice President of Borden Chemicals and Plastics, a specialty resins manufacturer, (since 1987).

Howard N. Feist III (Age 46)

Howard N. Feist III has been Chief Financial Officer and Secretary of the Company since 1988. Mr. Feist is also Vice President - Finance and Chief Financial Officer of American Biltrite (since 2000).

Dennis P. Jarosz (Age 57)

Dennis P. Jarosz has been Senior Vice President - Sales & Marketing since 2002. Previously, he was Senior Vice President - Marketing since 1995. Prior thereto, he had served as Vice President - Marketing since 1993 and Vice President - Sales & Marketing of the tile division of American Biltrite (since 1986).

Sidharth Nayar (Age 42)

Sidharth Nayar has been Senior Vice President - Finance of the Company since 1999. Prior thereto, he had served as Vice President - Controller since 1994 and prior to that he was Controller since 1990.

Thomas A. Sciortino (Age 56)

Thomas A. Sciortino has been Senior Vice President - Administration of the Company since 1993. Prior thereto, he was Vice President - Finance of the tile division of American Biltrite (since 1982).

Roger S. Marcus and Richard G. Marcus are brothers.

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

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 96% of the hours available on a five-day, three-shift basis in 2002, with the corresponding figure for individual production lines ranging from 36% to 142%.

      Although many of the Company's manufacturing facilities have been substantially depreciated, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3. LEGAL PROCEEDINGS

      Asbestos-Related Liabilities: The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

      Environmental Liabilities: The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In three instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability and funding exposure in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.8%.

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has self-guaranteed certain remediation funding sources and financial responsibilities for clean-up and removal activities arising from operating manufacturing plants in New Jersey. Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.

      The Company anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, the Company will have sufficient resources to fund the costs.

      Other: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims, and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.

      The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivables deemed probable of recovery at December 31 are as follows:

                                          2002                  2001
   -----------------------------------------------------------------------------
   (in millions)                  Liability  Receivable  Liability   Receivable
   -----------------------------------------------------------------------------
   Environmental liabilities         $5.2        $2.0       $ 5.0       $ 2.0
   Asbestos product liability(1)     21.3        --          53.3        45.2
   Other                              1.0          .2         1.2          .2
   -----------------------------------------------------------------------------
   Total                            $27.5        $2.2       $59.5       $47.4
   -----------------------------------------------------------------------------

      (1) No amount is shown for insurance receivables at December 31, 2002 because, while the Company believes recoveries are probable, the coverage is in litigation and the amount is uncertain. The asbestos product liability at December 31, 2002 reflects the estimated cost to settle asbestos liabilities through a pre-packaged plan of reorganization under Chapter 11.

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

         2002                          High             Low
         ----------------------------------------------------------
         First Quarter                 $2.40          $1.80
         Second Quarter                 3.30           2.08
         Third Quarter                  2.25           1.42
         Fourth Quarter                 1.50           0.35

         2001                          High             Low
         ----------------------------------------------------------
         First Quarter                 $3.13          $1.75
         Second Quarter                 3.85           1.75
         Third Quarter                  3.28           1.75
         Fourth Quarter                 2.25           1.55

      The Company does not anticipate paying any cash dividends in the foreseeable future. Any future change in the Company's dividend policy is within the discretion of the Board of Directors and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deem relevant. The payment of cash dividends is limited under the terms of the Indenture relating to the Company's 8 5/8% Senior Notes Due 2008 and the terms of the Company's existing revolving credit facility, subject to the Company's cumulative earnings and other factors.

      The number of registered and beneficial holders of the Company's Class A common stock on February 10, 2003 was approximately 1,000.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2002:

                                                      Weighted
                                       Number of       Average     Number of Securities
                                     Securities to    Exercise          Remaining
                                     be Issued Upon     Price         Available For
                                      Exercise of        of          Future Issuance
                                      Outstanding    Outstanding       Under Equity
                                        Options,      Options,      Compensation Plans
                                        Warrants      Warrants    (excluding securities
     Plan Category                     and Rights    and Rights   reflected in column A)
     -------------                     ----------    ----------   ----------------------
                                          (A)             (B)             (C)

     Equity compensation plans
     approved by security holders       678,500          $2.09          119,500

     Equity compensation plans
     not approved by security
     holders                             13,000          $2.44           37,000
                                         ------          -----           ------

     Total                              691,500          $2.10          156,500
                                        =======          =====          =======

      On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors, as amended (the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase up to 50,000 shares of the Company's Class A common stock. The 1999 Plan did not require or receive stockholder approval. The Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date. The exercise price for each Option is the fair market value on the date of the grant. As of December 31, 2002 an aggregate of 13,000 shares of common stock were issuable upon the exercise of outstanding Options.

Item 6. SELECTED FINANCIAL DATA
        (in thousands, except per share amounts)

                                                             For the years ended
                                                                  December 31,
------------------------------------------------------------------------------------------------------
                                            2002        2001(1)      2000(1)      1999(1)    1998(1)(2)
------------------------------------------------------------------------------------------------------

Income Statement Data:
Net sales ............................   $ 237,206    $ 218,760    $ 219,575    $ 242,654    $ 256,553
Cost of sales ........................     179,699      165,683      170,373      176,559      181,997
Selling, general and administrative
   expenses ..........................      70,119       48,952       49,326       54,076       54,266
Distributor transition expenses ......          --           --        7,717           --           --
------------------------------------------------------------------------------------------------------
Income (loss) from operations ........     (12,612)       4,125       (7,841)      12,019       20,290

Interest expense, net ................      (8,112)      (7,591)      (5,714)      (6,101)      (9,558)

Other income, net ....................       1,543        1,320        1,450        1,729          984
------------------------------------------------------------------------------------------------------
Income (loss) before taxes and
  cumulative effect of accounting
  change .............................     (19,181)      (2,146)     (12,105)       7,647       11,716

Provision (benefit) for income
  taxes ..............................          92         (506)      (3,976)       2,719        4,276
------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting change ........     (19,273)      (1,640)      (8,129)       4,928        7,440
Cumulative effect of accounting
  change .............................     (10,523)          --           --           --           --
------------------------------------------------------------------------------------------------------
Net income (loss) ....................   $ (29,796)   $  (1,640)   $  (8,129)   $   4,928    $   7,440
------------------------------------------------------------------------------------------------------
Income (loss) per common share
  before cumulative effect of
  accounting change ..................   $   (2.33)   $   (0.20)   $   (0.98)   $    0.57    $    0.82
Cumulative effect of accounting
  change .............................       (1.27)          --           --           --           --

Net income (loss) per common share,
  basic and diluted ..................   $   (3.60)   $   (0.20)   $   (0.98)   $    0.57    $    0.82
------------------------------------------------------------------------------------------------------
Average shares outstanding ...........       8,260        8,260        8,267        8,699        9,038
------------------------------------------------------------------------------------------------------

Balance Sheet Data (at end of period):
Total assets .........................   $ 203,991    $ 265,413    $ 238,662    $ 231,817    $ 231,865
Total long-term debt .................      99,724       99,674       99,625       99,575       99,526
Stockholders' equity (deficit) .......     (16,078)      25,054       29,310       40,130       37,853

Note 1: The impact of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on the Company's financial statements resulted in the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for the twelve months ended December 31, 2002.

Had SFAS 142 been adopted in 2001, 2000, 1999 and 1998, the impact would have been the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for each of the years.

Note 2: In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," which is effective for transactions occurring after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 resulted in the reclassification of an extraordinary item in 1998 of $3.8 million to interest expense.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto contained herein.

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

      During 2002, Congoleum experienced a significant increase in the number of asbestos claims against it and exhausted its primary insurance coverage. While the Company had previously purchased over $1 billion in insurance coverage in excess of the primary coverage, approximately 25% - 30% of that coverage was placed with carriers that are now insolvent. Furthermore, the solvent carriers that underwrote the balance of the coverage have disputed their coverage obligations for the Company's asbestos claims liability. The Company's dispute with its excess insurance carriers is the subject of ongoing coverage litigation. As such, the Company was forced to fund all costs for defense and indemnity related to asbestos claims after its primary coverage had been exhausted. In light of this situation, the Company began exploring various strategic alternatives to deal with the asbestos situation.

      On January 13, 2003 the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, its affiliates and its distributors. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

      The Company expects that the plan of reorganization would provide for an assignment of or grant a security interest in certain rights in and proceeds of Congoleum's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the trust under
Section 524(g) of the Bankruptcy Code. Congoleum expects its other creditors would be unimpaired under the plan and would be paid in the ordinary course of business. The Company expects that several months will be needed to negotiate a pre-packaged plan of reorganization, at which time it would file for bankruptcy and request court approval of the plan. Congoleum expects it would take another two to six months to confirm the plan and emerge from the process. In furtherance of the agreement in principle, on April 10, 2003, the Company entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"), which will result in a global settlement of more than 75% of the known asbestos personal injury claims pending against the Company. As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement, and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company has significant asbestos personal injury liability and funding exposure, and its strategy for resolving this exposure may not be successful" for factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability.

Year ended December 31, 2002 as compared to year ended December 31, 2001

      Net sales for the year ended December 31, 2002 were $237.2 million as compared to $218.8 million for the year ended December 31, 2001, an increase of $18.4 million or 8.4%. The increase resulted primarily from strong sales of the DuraStone product line, which was introduced in August 2001, and improved resilient sheet sales in both the base-grade and trade-up builder segment, partially offset by lower luxury and contract tile sales.

      Gross profit for the year ended December 31, 2002 was $57.5 million, or 24.2% of sales, compared to $53.1 million in 2001, or 24.3% of sales, an increase of $4.4 million. Gross profit margins declined slightly as costs of expanding sales and the product mix impact of increased base-grade builder product sales offset improved manufacturing efficiencies and cost reduction programs.

      In the fourth quarter of 2002, the Company recorded a charge of $17.3 million, included in selling, general and administrative expenses, to adjust its recorded liability for resolving asbestos-related claims against it. The recorded liability at December 31, 2002 represents the minimum estimated cost that the Company will incur to resolve its asbestos-related liability through the execution of the Company's anticipated plan of reorganization. Actual costs could be significantly higher, and the Company will adjust its recorded liability should its estimates change.

      Selling, general and administrative expenses were $70.1 million for the year ended December 31, 2002, which includes asbestos-related costs of $17.3 million, as compared to $49.0 million for the year ended December 31, 2001, an increase of $21.2 million or 43.2%. As a percent of net sales, selling, general and administrative expenses were 29.6% and 22.4% for the years ended December 31, 2002 and 2001, respectively. In addition to the asbestos-related charge, significant investments in additional displays and samples to support the DuraStone product line and higher promotional support contributed to the increase.

      Loss from operations was $12.6 million for the year ended December 31, 2002, compared to income of $4.1 million for the year ended December 31, 2001, a decrease of $16.7 million. This change was primarily due to the asbestos charge.

      Interest income declined from $0.7 million in 2001 to $0.3 million in 2002 due to a combination of lower average cash equivalent and short-term investment balances and lower interest rates. Interest expense increased from $8.3 million in 2001 to $8.4 million in 2002, due to lower capitalized interest in 2002 compared to 2001.

      The Company recorded a tax provision of $92 thousand on a loss before income taxes and the cumulative effect of accounting change of $19.2 million in 2002. The tax provision includes a benefit from the reduction of $529 thousand for a tax valuation allowance as a result of utilizing certain loss carry forwards that had previously been fully reserved. This benefit was offset by an additional provision for valuation allowance. For 2001, the effective tax rate was 23.6% resulting in a tax benefit of $506 thousand which includes a reduction for a tax valuation allowance of $273 thousand.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed a transitional impairment test of goodwill in accordance with SFAS No. 142 and concluded that there was impairment. The Company compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of the Company's assets and liabilities, there should be no goodwill recorded. Accordingly, the Company recorded an impairment loss of $10.5 million during the first quarter of 2002, which has been recorded as the cumulative effect of a change in accounting principle as of January 1, 2002.

      During the fourth quarter of 2002, the Company recorded other comprehensive expense of $11.3 million relating to the recognition of a minimum pension liability. The Company reduced its assumed long-term rate of return on pension plan assets from 9% to 7% and its discount rate from 7.25% to 6.75%. These changes in assumptions will increase reported pension expense in 2003 by $0.8 million when compared to 2002.

Year ended December 31, 2001 as compared to year ended December 31, 2000

      Net sales for the year ended December 31, 2001 were $218.8 million as compared to $219.6 million for the year ended December 31, 2000, a decrease of $0.8 million or 0.4%. The decrease resulted primarily from lower sales of products for the manufactured housing industry and lower sales to the southwest and west coast regions as a result of a distributor transition in that area. These declines were largely offset by improved sales in the balance of the U.S. and Canada resulting primarily from sales of the Company's Ultima and new DuraStone product lines.

      Gross profit for the year ended December 31, 2001 was $53.1 million, or 24.3% of sales, compared to $49.2 million in 2000, or 22.4% of sales, an increase of $3.9 million or 7.9%. Gross profit increased primarily due to improved manufacturing efficiencies, reductions in manufacturing overhead costs, and a more profitable mix of sales.

      Selling, general and administrative expenses were $49.0 million for the year ended December 31, 2001 as compared to $49.3 million for the year ended December 31, 2000, a decrease of $0.3 million or 0.8%. As a percent of net sales, selling, general and administrative expenses remained at approximately 22%. Cost reduction initiatives instituted in the first quarter, including a 13% reduction in the workforce, were partly offset by product launch costs for the new DuraStone product line.

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

      Interest income declined from $1.8 million in 2000 to $0.7 million in 2001 due to a combination of lower average cash equivalent and short-term investment balances and lower interest rates. Interest expense increased from $7.5 million in 2000 to $8.3 million in 2001, primarily due to lower capitalized interest in 2001 compared to 2000.

      The effective tax rate for 2001 was 23.6% resulting in a tax benefit of $506 thousand. The tax benefit includes a reduction of $273 thousand for a tax valuation allowance. For 2000, the effective tax rate was 32.9% resulting in a tax benefit of $4.0 million which includes a reduction for a tax valuation allowance of $1.1 million.

Liquidity and Capital Resources

      The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference. These matters will have a material adverse impact on liquidity and capital resources. During 2002, the Company paid $4.1 million in defense and indemnity costs related to asbestos-related claims. In 2003, the Company anticipates spending $21.3 million in fees, expenses, and indemnity contributions to effect its planned reorganization under Chapter 11.

      Cash and equivalents, including short-term investments at December 31, 2002, were $18.3 million, an increase of $1.6 million from December 31, 2001. Working capital was $28.8 million at December 31, 2002, down from $51.7 million one year earlier. The ratio of current assets to current liabilities at December 31, 2002 was 1.4 to one, compared to 2.0 to one a year earlier. The ratio of debt to total capital at December 31, 2002 was .49 compared to .38 in 2001. Net cash provided by operations during the year ended December 31, 2002 was $10.0 million, up from cash used by operations of $0.2 million in 2001. Cash from operations increased from 2001 to 2002 due to lower inventories, the non-recurrence of significant marketing expenditures related to new product introduction and the one-time impact of payments made in 2001 related to the settlement of distributor termination costs. Capital expenditures in 2002 totaled $8.4 million. The Company is currently planning capital expenditures of approximately $8.0 million in 2003 and $7.0 million in 2004. Required contributions to the Company's defined benefit pension plans in 2002 were $4.7 million and are expected to be $5.2 million in 2003.

      In December 2001, the Company entered into a new three-year revolving credit facility which provides for borrowings up to $30.0 million. Interest is based on .75% above prime, or 3.25% over LIBOR, as applicable depending on meeting the required covenants. This financial agreement contains certain covenants which include the maintenance of a minimum tangible net worth and EBITDA if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for the Company to borrow from the facility. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2002, based on the level of receivables and inventory, the Company had borrowing availability of $19.5 million, of which $1.8 million was utilized for outstanding letters of credit. In September 2002, the Company and its lender under the revolving credit facility established pursuant to a Loan and Security Agreement (the "Credit Agreement") amended the Credit Agreement to revise certain financial and other covenants.

      In February 2003, the Company and its lender under the Credit Agreement further amended the Credit Agreement to revise certain financial and other covenants on terms negotiated to reflect the transactions contemplated by the Company's intended global settlement of its asbestos claims liability. In March 2003, the Company and the trustee of the indenture governing the Company's 8 5/8% Senior Notes Due 2008 amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue possible resolutions of its current and future asbestos claims liability, including negotiating a global settlement with current asbestos plaintiffs, and soliciting acceptances of and filing a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Holders of a majority in aggregate principle amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.
..
      Collective bargaining agreements with hourly employees at the Company's facilities expire in 2003 and 2006. In the past five years, there have been no strikes by employees at the Company, and the Company believes that its employee relations are satisfactory. The Company does not anticipate contract expirations in 2003 will result in work stoppages, but should work stoppages occur, they could have a material adverse impact on cash flow and results of operations.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in "Legal Proceedings" in Part I, Item 3 and "Environmental Regulation" in Part I, Item 1). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other noncurrent assets.

      The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against the Company.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, planned capital expenditures, and its current estimates for costs to settle and resolve its asbestos liabilities through its planned pre-packaged Chapter 11 plan of reorganization. The Company's inability to get such a plan confirmed in a timely manner would have a material adverse effect on the Company's ability to fund its operating and investing requirements.

      The following table summarizes the Company's obligation for future principal payments on its debt and future minimum rental payments on its noncancelable operating leases at December 31, 2002.

                                                      Payments Due by Period
                                                      (amounts in thousands)
------------------------------------------------------------------------------------------------------
                                Total     Less than 1 year   1 - 3 years   4 - 5 years  After 5 years
------------------------------------------------------------------------------------------------------

Long-term debt                  $100,000                                                   $100,000

Operating leases                  13,492        2,921             4,219          2,463        3,889
------------------------------------------------------------------------------------------------------
Total                           $113,492       $2,921            $4,219         $2,463     $103,889
======================================================================================================

Critical Accounting Policies

      The Company has identified a number of its accounting policies that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management where the impact of changing those estimates and assumptions could have a material effect on the Company's financial statements. Following is a summary of our critical accounting policies.

Asbestos Liabilities - As discussed in Notes 1 and 17 of the Notes to Financial Statements, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. The Company's estimated minimum gross liability to cover judgments and/or settlements of known asbestos claims is $310 million, not including the cost to defend and litigate these cases, which is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. While the Company purchased insurance coverage it believes applies to these claims, some of the insurance carriers are presently insolvent and the remaining solvent insurance carriers have disputed their coverage obligations. The Company believes the ultimate amount of its liability, and the amount of recoverable insurance, will be determined through some combination of negotiation, litigation, and bankruptcy court order, but that these amounts can no longer be reasonably estimated given all the uncertainties that presently exist.

      The Company expects that insurance will provide the vast majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of the Company itself. The Company believes that it does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

      As such, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the plan trust plus the costs to effect the reorganization. The Company estimates the minimum costs to affect this plan to be $21.3 million, which it has recorded as a current liability. The maximum amount of asbestos losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum estimated liability for the known claims against it.

      The Company will update its estimates as additional information becomes available during the reorganization process, resulting in potentially material adjustments to the Company's earnings in future periods.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of SFAS 109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income. At December 31, 2002, the Company has provided a 100% valuation allowance for its net deferred tax assets.

Environmental Contingencies - As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third-party sites and Company-owned sites. Management has recorded both liabilities and insurance receivables in its financial statements for its estimate of costs and insurance recoveries for future remediation activities. These estimates are based on certain assumptions such as the extent of cleanup activities to be performed, the methods employed in the cleanup activities, the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.

Pension Plans and Postretirement Benefits - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, the Company uses a calculated value of the expected return on plan assets (which is further described below). Under SFAS No. 87, the effects of the actual performance of the pension plan's assets and changes in pension liability discount rates on the Company's computation of pension income or expense are amortized over future periods.

      The most significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. For 2003, the Company has assumed that the expected long-term rate of return on plan assets will be 7%. The assumed long-term rate of return on assets is applied to the value of plan assets. This produces the expected return on plan assets that is included in determining pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses ($24.4 million at 12/31/02) will ultimately be recognized as future pension expense.

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2002, the Company determined this rate to be 6.75%.

      The Company accounts for its postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which requires that amounts recognized in financial statements be determined on a actuarial basis. These amounts are projected based on the January 1, 2001 SFAS No. 106 valuation and the 2002 year-end disclosure assumptions, including a discount rate of 6.75% and health care cost trend rates of 9% in 2003 reducing to an ultimate rate of 5% in 2009.

Pending Adoption of Accounting Pronouncements

      In June 2001, Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This standard will be effective for the Company as of January 1, 2003. The Company is currently evaluating what impact, if any, adoption will have on the Company's consolidated financial statements.

      In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. This standard addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS No. 146 to have a material impact on its financial condition or results of operations.

      In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45") was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The Company is currently evaluating what impact, if any, adoption will have on its future financial position or results of operations.

Risk Factors That May Affect Future Results

The Company has significant asbestos liability and funding exposure, and its strategy for resolving this exposure may not be successful.

      As more fully set forth in Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against the Company. In furtherance of the agreement in principle, the Company entered into a settlement agreement with various asbestos claimants, which will result in a global settlement of more than 75% of the known asbestos personal injury claims pending against the Company. The agreement in principle also contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave non-asbestos creditors unimpaired and would resolve all pending and future personal injury asbestos claims against the Company, its affiliates and its distributors. Confirmation of such a plan will require, among other things, the supporting votes of at least 75% of the Company's asbestos claimants who vote on the plan, as well as a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code.

      There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any settlement reached by the Company with its asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability by pursuing a global settlement of its pending asbestos claims and soliciting consents for and filing a prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company and its controlling shareholder, American Biltrite Inc., for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely negotiating and entering into settlement agreements on terms it considers satisfactory with a sufficient majority of asbestos claimants (iii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and its controlling shareholder's, American Biltrite Inc.'s, satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution(s) in connection with the Company's plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, including covenants applicable to the first quarter of 2003,
(v) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it and (vii) compliance with the United States Bankruptcy Code, including section 524(g).

      As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to Consolidated Financial Statements, which are included in this report.

The Company may incur substantial liability for environmental, product and general liability claims in addition to asbestos-related claims, and its insurance coverage and its likely recoverable insurance proceeds may be substantially less than the liability incurred by the Company for these claims.

      Environmental Liabilities. Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws; such amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial condition because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Product and General Liabilities. In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos-related claims) and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if: the Company is unable to successfully defend against or settle these matters; its insurance coverage is insufficient to satisfy unfavorable judgments or settlements relating to these matters; or the Company is unable to collect insurance proceeds relating to these matters.

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

      The market for the Company's products is highly competitive. The Company encounters competition from three other manufacturers in North America as well as foreign manufacturers. Some of the Company's competitors have greater financial and other resources and access to capital than the Company. Furthermore, to the extent any of the Company's competitors make a filing under Chapter 11 of the United States Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of its pre-filing liabilities, those competitors may have a competitive cost advantage over the Company as a result of having shed those liabilities. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including its product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of the Company's market share for its products. Moreover, due to the competitive nature of the Company's industry, the Company may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the Company incurring significant operating losses if its expenses were to increase or otherwise represent an increased percentage of the Company's sales.

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

      The Company currently sells its products through approximately 19 distributors providing approximately 56 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the Company's distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail market distributor of the Company. These two distributors accounted for 59% of the Company's net sales for the twelve months ended December 31, 2002 and 48% of the Company's net sales for the year ended December 31, 2001.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments, but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2002 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

                                                                  December 31,  December 31,
                                                                      2002          2001
------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................   $  18,277     $  15,257
    Short-term investments .....................................          --         1,416
    Accounts receivable, less allowance for doubtful
      accounts and cash discounts of $1,204 and $1,859
      as of December 31, 2002 and 2001, respectively ...........      17,034        17,932
    Inventories ................................................      50,725        55,782
    Prepaid expenses and other current assets ..................       7,868         6,403
    Deferred income taxes ......................................       7,901         6,375
------------------------------------------------------------------------------------------
        Total current assets ...................................     101,805       103,165
Property, plant, and equipment, net ............................      93,556        95,904
Insurance for asbestos-related liabilities .....................          --        45,253
Goodwill, net ..................................................          --        10,523
Deferred income taxes ..........................................          --         1,334
Other assets ...................................................       8,630         9,234
------------------------------------------------------------------------------------------
        Total assets ...........................................   $ 203,991     $ 265,413
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ...........................................   $  14,647     $  17,909
    Accrued liabilities ........................................      33,021        29,285
    Asbestos-related liabilities ...............................      21,295           300
    Accrued taxes ..............................................          59           353
    Deferred income taxes ......................................       3,954         3,597
------------------------------------------------------------------------------------------
        Total current liabilities ..............................      72,976        51,444
Long-term debt .................................................      99,724        99,674
Asbestos-related liabilities ...................................          --        53,003
Accrued pension liability ......................................      22,932        14,659
Other liabilities ..............................................      11,782        12,607
Deferred income taxes ..........................................       3,947            --
Accrued postretirement benefit obligation ......................       8,708         8,972
------------------------------------------------------------------------------------------
        Total liabilities ......................................     220,069       240,359
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares
  authorized; 4,736,950 shares issued as of December 31, 2002
  and 2001 .....................................................          47            47
Class B common stock, par value $0.01; 4,608,945 shares
  authorized, issued and outstanding at December 31, 2002
  and 2001 .....................................................          46            46
Additional paid-in capital .....................................      49,105        49,105
Retained deficit ...............................................     (40,016)      (10,220)
Accumulated minimum pension liability adjustment ...............     (17,447)       (6,111)
                                                                    --------       -------
                                                                      (8,265)       32,867
Less Class A common stock held in treasury, at cost;
  1,085,760 shares at December 31, 2002 and 2001 ...............       7,813         7,813
------------------------------------------------------------------------------------------
        Total stockholders' equity (deficit) ...................     (16,078)       25,054
------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity (deficit) ...   $ 203,991     $ 265,413
==========================================================================================

    The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                For the years ended
                                                                    December 31,

                                                           2002         2001         2000
-------------------------------------------------------------------------------------------

Net sales ...........................................   $ 237,206    $ 218,760    $ 219,575
Cost of sales .......................................     179,699      165,683      170,373
Selling, general and administrative expenses ........      70,119       48,952       49,326
Distributor transition expenses .....................          --           --        7,717
-------------------------------------------------------------------------------------------
      (Loss) income from operations .................     (12,612)       4,125       (7,841)
Other income (expense):
   Interest income ..................................         263          708        1,797
   Interest expense .................................      (8,375)      (8,299)      (7,511)
   Other income .....................................       1,647        1,350        1,459
   Other expense ....................................        (104)         (30)          (9)
-------------------------------------------------------------------------------------------
      Loss before income taxes and cumulative
        effect of accounting change .................     (19,181)      (2,146)     (12,105)
Provision (benefit) for income taxes ................          92         (506)      (3,976)
-------------------------------------------------------------------------------------------
      Net loss before accounting change .............     (19,273)      (1,640)      (8,129)
         Cumulative effect of accounting change .....     (10,523)          --           --
-------------------------------------------------------------------------------------------
         Net loss ...................................   $ (29,796)   $  (1,640)   $  (8,129)
-------------------------------------------------------------------------------------------
      Net loss per common share, before cumulative
         effect of accounting change, basic and
         diluted ....................................   $   (2.33)   $   (0.20)   $   (0.98)
         Cumulative effect of accounting change .....       (1.27)          --           --
-------------------------------------------------------------------------------------------
      Net loss per common share, basic and diluted ..   $   (3.60)   $   (0.20)   $   (0.98)
-------------------------------------------------------------------------------------------
      Weighted average number of common shares
        outstanding .................................       8,260        8,260        8,267
===========================================================================================

    The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share amounts)

                                                                            Accumulated
                                                                              Minimum
                                     Common Stock     Additional              Pension
                                    par value $0.01    Paid-in    Retained   Liability   Treasury              Comprehensive
                                   Class A   Class B   Capital    Deficit    Adjustment    Stock     Total     Income (Loss)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999.....      $47       $46     $49,105      $(451)    $(1,000)    $(7,616)   $40,131
Purchase of treasury stock.....                                                              (197)      (197)
Minimum pension liability
  adjustment, net of tax
  benefit of $1,434 ...........                                                (2,494)                (2,494)    $ (2,494)
Net loss.......................                                    (8,129)                            (8,129)      (8,129)
                                                                                                                 --------
Net comprehensive loss.........                                                                                  $(10,623)
                                                                                                                 ========
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000.....       47        46      49,105     (8,580)     (3,494)     (7,813)    29,311
Minimum pension liability
  adjustment, net of tax
  benefit of $1,504 ...........                                                (2,617)                (2,617)    $ (2,617)
Net loss.......................                                    (1,640)                            (1,640)      (1,640)
                                                                                                                 --------
Net comprehensive loss.........                                                                                  $ (4,257)
                                                                                                                 ========
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001.....       47        46      49,105    (10,220)     (6,111)     (7,813)    25,054
Minimum pension liability
  adjustment ..................                                               (11,336)               (11,336)     (11,336)
Net loss.......................                                   (29,796)                           (29,796)     (29,796)
                                                                                                                 --------
Net comprehensive loss.........                                                                                  $(41,132)
                                                                                                                 ========
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002.....      $47       $46     $49,105   $(40,016)   $(17,447)    $(7,813)  $(16,078)
=============================================================================================================

    The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                     For the years ended
                                                                         December 31,

                                                                2002        2001         2000
----------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss ...............................................   $(29,796)   $ (1,640)   $ (8,129)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation .....................................     10,714      11,363      10,919
         Amortization .....................................        559         818         818
         Deferred income taxes ............................      4,112        (652)     (1,769)
         Cumulative effect of account change ..............     10,523          --          --
         Changes in certain assets and liabilities:
               Accounts and notes receivable ..............        898       7,595     (11,782)
               Inventories ................................      5,057      (2,875)      1,692
               Prepaid expenses and other current assets ..        602      (4,870)         93
               Accounts payable ...........................     (4,047)     (1,706)        457
               Accrued and asbestos-related liabilities ...     15,373      (8,802)      8,364
               Other liabilities ..........................     (4,025)        566         193
----------------------------------------------------------------------------------------------
               Net cash provided by (used in)
               operating activities .......................      9,970        (203)        856
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures, net ..............................     (8,366)     (7,858)    (13,925)
   Purchase of short-term investments .....................         --      (4,175)    (23,392)
   Maturities of short-term investments ...................      1,416      14,856      30,527
----------------------------------------------------------------------------------------------
               Net cash (used in) provided by
               investing activities .......................     (6,950)      2,823      (6,790)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Purchase of treasury stock .............................         --          --        (197)
----------------------------------------------------------------------------------------------
               Net cash used by financing activities ......         --          --        (197)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ......      3,020       2,620      (6,131)
Cash and cash equivalents:
   Beginning of year ......................................     15,257      12,637      18,768
----------------------------------------------------------------------------------------------
   End of year ............................................   $ 18,277    $ 15,257    $ 12,637
==============================================================================================

    The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

      The financial statements of Congoleum Corporation (the "Company" or "Congoleum") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      During 2002, Congoleum experienced a significant increase in the number of asbestos claims against it and exhausted its primary insurance coverage. While the Company had previously purchased over $1 billion in insurance coverage in excess of the primary coverage, approximately 25% - 30% of that coverage was placed with carriers that are now insolvent. Furthermore, the solvent carriers that underwrote the balance of the coverage have disputed their coverage obligations for the Company's asbestos claims liability. The Company's dispute with its excess insurance carriers is the subject of ongoing coverage litigation. As such, the Company was forced to fund all costs for defense and indemnity related to asbestos claims after its primary coverage had been exhausted. In light of this situation, the Company began exploring various strategic alternatives to deal with the asbestos situation.

      On January 13, 2003 the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, its affiliates and its distributors. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

      The Company expects that the plan of reorganization would provide for an assignment of or grant a security interest in certain rights in and proceeds of the Company's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the trust under
Section 524(g) of the Bankruptcy Code. Congoleum expects its other creditors would be unimpaired under the plan and would be paid in the ordinary course of business. The Company expects that several months will be needed to negotiate a pre-packaged plan of reorganization, at which time it would file for bankruptcy and request court approval of the plan. Congoleum expects it would take another two to six months to confirm the plan and emerge from the process.

      In furtherance of the agreement in principle, on April 10, 2003, the Company entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement, and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any settlement reached by the Company with its asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in obtaining the necessary supporting votes in favor of the Company's plan of reorganization, as well as any other delays in getting the Company's plan of reorganization approved by the Bankruptcy Court, could result in a proceeding that takes longer, and is more costly, than the Company has estimated. For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 17 of the Notes to Consolidated Financial Statements.

2.    Summary of Significant Accounting Policies:

Nature of Business - Congoleum manufactures resilient sheet and tile flooring products. These products, together with a limited quantity of related products purchased for resale, are sold primarily to wholesale distributors and major retailers in the United States and Canada.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Basis of Consolidation - The accompanying consolidated financial statements reflect the operations, financial position and cash flows of Congoleum Corporation and include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

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

Debt Issue Costs - Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2002 and 2001 amounted to $1.8 million and $2.2 million, net of accumulated amortization of $1.5 million and $1.1 million, respectively, and are included in other noncurrent assets.

Environmental Remediation - The Company is subject to federal, state and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 5, 7, and 16).

Asbestos Liabilities And Plan of Reorganization - The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (See Note 17). Accounting for asbestos-related costs includes significant assumptions and estimates, and actual results could differ materially from those estimates.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts based on estimates of historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Product Warranties - The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue for the related products is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                                  December 31,
                                          2002        2001        2000

      Beginning balance                   $2.5        $2.9        $3.2

      Accruals                             5.1         4.3         5.1

      Charges                             (5.0)       (4.7)       (5.4)
                                        ------      ------      ------

      Ending balance                      $2.6        $2.5        $2.9
                                        ======      ======      ======

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2002, 2001 and 2000 were $2.1 million, $3.5 million and $4.2 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share - The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options. For all periods presented, basic and diluted shares outstanding are the same.

Recently Issued Financial Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed a transitional impairment test of goodwill in accordance with SFAS No. 142 and concluded that there was impairment. The Company compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of the Company's assets and liabilities, there should be no goodwill recorded. Accordingly, the Company recorded an impairment loss of $10.5 million during the first quarter of 2002, which has been recorded as the cumulative effect of a change in accounting principle as of January 1, 2002.

      The impact of the adoption of SFAS 142 on the Company's financial statements also resulted in the elimination of $0.4 million of goodwill amortization expense, or $.05 per share, for the twelve months ended December 31, 2002.

The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2000:

      (In thousands, except per share amounts)
                                                  For the Years Ended
                                      December 31,   December 31,   December 31,
                                          2002           2001           2000
                                      ------------   ------------   ------------

Net loss before cumulative effect
  of accounting change:
As reported                            $ (19,273)      $ (1,640)     $ (8,129)
Goodwill amortization                         --            432           432
                                       ---------      ---------      --------
As adjusted                            $ (19,273)      $ (1,208)     $ (7,697)
                                       =========      =========      ========

Income (loss) per share before
  cumulative effect of accounting
  change:
As reported                            $   (2.33)     $   (0.20)     $  (0.98)
Goodwill amortization                         --            .05           .05
                                       ---------      ---------      --------
As adjusted                            $   (2.33)     $   (0.15)     $  (0.93)
                                       =========      =========      ========

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144") was issued. Congoleum adopted SFAS No. 144 effective January 1, 2002. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Adoption of this pronouncement did not have an effect on the Company's consolidated financial position or results of operations.

      The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. The Company continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Had the Company accounted for its stock option plans in accordance with FAS 123, the pro forma compensation expense from stock options would have increased the reported net loss per share in 2002, 2001 and 2000 by $0.02, $0.04, and $0.05, respectively.

      In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"), was issued. Congoleum adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the twelve months ending December 31, 2002, 2001 and 2000 was a reduction of net sales and of selling, general and administrative expenses of $4.1 million, $4.5 million, and $5.1 million, respectively.

      In June 2001, Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 provides new guidance on the recognition and mesurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This standard will be effective for the Company as of January 1, 2003. The Company is currently evaluating what impact, if any, adoption will have on the Company's consolidated financial statements.

      In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. This standard addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities' and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS No. 146 to have a material impact on its financial condition or results of operations.

      In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45") was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The Company is currently evaluating what impact, if any, adoption will have on its future financial position or results of operations.

Reclassifications - Certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current year's presentation.

3.    Inventories:

      A summary of the major components of inventories is as follows (in thousands):

                                        December 31,     December 31,
                                            2002             2001
      ----------------------------------------------------------------
      Finished goods                     $ 38,702         $ 43,680
      Work-in-process                       3,467            4,425
      Raw materials and supplies            8,556            7,677
      ----------------------------------------------------------------
      Total inventories                  $ 50,725         $ 55,782
      ================================================================

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $2.1 million lower and $0.7 million lower than reported at December 31, 2002 and 2001, respectively.

4.    Property, Plant, and Equipment:

      A summary of the major components of property, plant, and equipment is as follows (in thousands):

                                         December 31,    December 31,
                                             2002            2001
      -----------------------------------------------------------------
      Land                                 $  2,930        $  2,930
      Buildings and improvements             45,542          44,335
      Machinery and equipment               172,415         166,002
      Construction-in-progress                5,265           6,594
      -----------------------------------------------------------------
                                            226,152         219,861
      Less accumulated
         depreciation                       132,596         123,957
      -----------------------------------------------------------------

      Total property, plant,
         and equipment, net                $ 93,556        $ 95,904
      =================================================================

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $0.3 million, $0.3 million, and $1.1 million for 2002, 2001, and 2000, respectively.

      The amount of approved but unexpended capital appropriations at December 31, 2002 was $1.0 million, substantially all of which is planned to be expended during 2003.

5.    Accrued Liabilities:

      Accrued liabilities consists of the following (in thousands):

                                      December 31,   December 31,
                                          2002           2001
      -------------------------------------------------------------
      Accrued warranty,
          marketing and sales
          promotion                     $24,113         $19,449
      Employee
          compensation and
          related benefits                3,518           3,678
      Interest                            3,601           3,595
      Environmental
          remediation and product-
          related liabilities               834             840
      Other                                 955           1,723
      -------------------------------------------------------------
      Total accrued liabilities         $33,021         $29,285
      =============================================================

6.    Long-Term Debt:

      Long-term debt consists of the following (in thousands):

                               December 31,     December 31,
                                   2002             2001
      ------------------------------------------------------
      8 5/8% Senior Notes
         due 2008                $99,724         $99,674
      ======================================================

      In December 2001, the Company entered into a revolving credit facility which expires in 2004 that provides for borrowings up to $30.0 million depending on levels of the Company's inventory and receivables. This agreement provides for a monthly commitment fee based on the average daily unused portion of the commitment equal to three-eighths of one percent and a monthly servicing fee of $2,500. This financing agreement contains certain covenants which include the maintenance of a minimum tangible net worth and EBITDA if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. Borrowings under this facility are collateralized by inventory and receivables. There were no borrowings outstanding under this facility at December 31, 2002 or 2001; however, the facility provides for standby letters of credit, the outstanding amount of which was $1.8 million at December 31, 2002. In February 2003, the Company and its lender under the revolving credit facility established pursuant to a Loan and Security Agreement (the "Credit Agreement") further amended the Credit Agreement to revise certain financial and other covenants on terms negotiated to reflect the transactions contemplated by the Company's intended global settlement of its asbestos claims liability. The Company was in compliance with the terms of the Credit Agreement at December 31, 2002.

      On August 3, 1998, the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. In March 2003, the Company and the trustee of the indenture governing the Company's 8 5/8% Senior Notes Due 2008 amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue possible resolutions of its current and future asbestos claims liability, including negotiating a global settlement with current asbestos plaintiffs, and soliciting acceptances of and filing a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Holders of a majority in aggregate principle amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.

7.    Other Liabilities:

      Other liabilities consists of the following (in thousands):

                                          December 31,   December 31,
                                              2002           2001
      -----------------------------------------------------------------
      Environmental remediation
         and product-related
         liabilities                       $ 5,396          $ 5,391
      Accrued workers'
         compensation claims                 5,499            5,971
      Other                                    887            1,245
      -----------------------------------------------------------------
      Total other liabilities              $11,782          $12,607
      =================================================================

8.    Research and Development Costs:

      Total research and development costs charged to operations amounted to $3.5 million, $3.5 million and $4.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

9.    Operating Lease Commitments and Rent Expense:

      The Company leases certain office facilities and equipment under leases with varying terms.

      Future minimum lease payments of noncancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows (in thousands):

      Years Ending
      -------------------------------------------------------------
      2003                                        $ 2,921
      2004                                          2,318
      2005                                          1,901
      2006                                          1,219
      2007                                          1,244
      Thereafter                                    3,889
      -------------------------------------------------------------
      Total minimum lease payments                $13,492
      =============================================================

      Rent expense was $3.7 million, $3.6 million and $2.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

10.   Retirement Plans:

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

      Net periodic pension cost includes the following components (in thousands):

                                          For the years ended December 31,
                                        -----------------------------------
                                           2002        2001        2000
      ---------------------------------------------------------------------
      Service cost                         $1,057      $1,089      $1,079
      Interest cost                         4,217       4,140       4,063
      Expected return on
          plan assets                      (3,948)     (4,068)     (4,329)
      Amortization of
          transition amount                   (22)         76          76
      Amortization of prior
          service benefit                    (241)       (242)       (242)
      Recognized actuarial
          loss (gain)                         686         363         (44)
      ---------------------------------------------------------------------
      Net periodic
          pension cost                     $1,749      $1,358      $  603
      =====================================================================

      Weighted-average assumptions as of December 31 were as follows:

                                           2002        2001        2000
      ---------------------------------------------------------------------
      Discount rate                        6.75%       7.25%      7.25%
      Rate of compensation increase        5.00%       5.00%      5.00%
      Expected long-term rate of return
        on assets                          7.00%       9.00%      9.00%

      The following table sets forth the components of the change in projected benefit obligation and fair value of plan assets during 2002 and 2001 as well as funded status of the plans at December 31, 2002 and 2001 (in thousands):

                                            December 31,   December 31,
                                                2002           2001
      -----------------------------------------------------------------
      Accumulated benefit
         obligation at end of year           $ 62,415       $ 58,662
      -----------------------------------------------------------------
      Change in projected benefit
         obligation:
         Projected benefit obligation
            at beginning of year             $ 59,939       $ 58,799
         Service cost                           1,057          1,089
         Interest cost                          4,217          4,140
         Amendments                                14             --
         Actuarial loss                         3,457            512
         Benefits paid                         (4,496)        (4,601)
      -----------------------------------------------------------------
      Projected benefit obligation
         at the end of the year              $ 64,188       $ 59,939
      =================================================================
      Change in plan assets:
         Fair value of plan assets
            at beginning of year             $ 44,003       $ 46,346
         Actual return on assets               (4,713)          (345)
         Employer contributions                 4,689          2,603
         Benefit paid                          (4,496)        (4,601)
      -----------------------------------------------------------------
      Fair value of plan assets
         at end of year                      $ 39,483       $ 44,003
      -----------------------------------------------------------------
      Funded status                          $(24,705)      $(15,936)
      Unrecognized transition
         amount                                  (197)          (219)
      Unrecognized prior
         service benefit                         (996)        (1,251)
      Unrecognized net
         actuarial loss                        24,363         12,932
      -----------------------------------------------------------------
      Net amount recognized                  $ (1,534)      $ (4,474)
      =================================================================

      Amounts recognized in the
        financial statements consist of:
         Accrued benefit liability           $(22,932)      $(14,659)
            Intangible asset                      436            560
            Deferred tax asset                  3,515          3,514
      -----------------------------------------------------------------
            Accumulated other
            comprehensive
            income                             17,447          6,111
      -----------------------------------------------------------------
      Net amount recognized                  $ (1,534)      $ (4,474)
      =================================================================

      The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 20% of compensation, with partially matching Company contributions (which were suspended in 2003). The charge to income relating to the Company match was $1.2 million, $1.4 million and $1.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

11.   Postretirement Benefits Other Than Pensions:

      Net periodic postretirement benefits cost is as follows (in thousands):

                                      For the years ended December 31,
                                   -------------------------------------
                                       2002        2001        2000
      ------------------------------------------------------------------
      Service cost                     $157        $142        $134
      Interest cost                     522         474         461
      Amortization of
         prior service benefit         (462)       (462)       (417)
      Amortization of
         net loss (gain)                 14          (9)         (3)
      ------------------------------------------------------------------
      Net periodic benefits cost       $231        $145        $175
      ==================================================================
      Weighted average
         discount rate                 6.75%       7.25%       7.25%
      ==================================================================

      The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded in 2002 and 2001, were as follows (in thousands):

                                            December 31,  December 31,
                                                2002          2001
      ------------------------------------------------------------------
      Change in benefit obligation:
           Benefit obligation at end
           of prior year                     $ 7,033        $ 6,800
      Service cost                               157            142
      Interest cost                              522            474
      Actuarial loss                           1,115            121
      Benefits paid                             (486)          (504)
      ------------------------------------------------------------------
      Benefit obligation at end
           of year                           $ 8,341        $ 7,033
      ==================================================================
      Funded status                          $(8,341)       $(7,033)
      Unrecognized net loss (gain)               272           (829)
      Unrecognized prior
           service benefit                    (1,065)        (1,527)
      ------------------------------------------------------------------
      Accrued postretirement
           benefit cost                      $(9,134)       $(9,389)
      Less current portion                       426            417
      ------------------------------------------------------------------
      Noncurrent
           postretirement
           benefit obligations               $(8,708)       $(8,972)
      ==================================================================

      The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.0% in 2002; the rate was assumed to decrease gradually to 5.0% over the next 5 years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $59 thousand for the year ended December 31, 2002, and would increase the accumulated postretirement benefit obligations by $605 thousand at December 31, 2002.

12.   Income Taxes:

      Income taxes are comprised of the following (in thousands):

                                      For the years ended December 31,
                                    -----------------------------------
                                       2002        2001       2000
      -----------------------------------------------------------------
      Current:
         Federal                    $(4,057)     $   40     $(2,297)
         State                           38         106          88
      Deferred:
         Federal                      4,111        (652)     (1,633)
         State                          (54)       (273)     (1,220)
         Valuation allowance             54         273       1,086
      -----------------------------------------------------------------
      Provision (benefit) for
         income taxes               $    92      $ (506)    $(3,976)
      =================================================================

      The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

                                   For the years ended December 31,
                                --------------------------------------
                                    2002         2001         2000
      ----------------------------------------------------------------
      Statutory federal
         income tax rate            34.0%        34.0%        34.0%
      State income taxes,
         net of federal
      benefit                       (1.9)          7.5         5.5
      Reorganization costs         (21.2)           --          --
      Goodwill                     (12.0)         (6.8)       (1.2)
      Other                          0.8         (11.1)       (5.4)
      ----------------------------------------------------------------
      Effective tax rate            (0.3)%        23.6%       32.9%
      ================================================================

      Deferred taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

                                       December 31,       December 31,
                                           2002               2001
      -------------------------------------------------------------------
      Deferred tax asset:
         Accounts receivable              $   104           $   195
         Unfunded pension liability         3,808             4,810
      Environmental remediation
         and product-related
         reserves                           5,575            10,034
      Postretirement benefit
         obligations                        3,911             4,138
      Tax credit and other
         carryovers                         6,551             5,739
      Other accruals                        1,777             2,380
      -------------------------------------------------------------------
      Deferred tax asset                   21,726            27,296
      Valuation allowance                  (1,884)           (1,828)
      -------------------------------------------------------------------
      Net deferred tax asset               19,842            25,468
      -------------------------------------------------------------------
      Deferred tax liability:
         Depreciation and
            amortization                  (13,554)          (12,659)
         Inventory                         (3,954)           (3,363)
         Other                             (2,334)           (5,334)
      -------------------------------------------------------------------
      Total deferred tax liability        (19,842)          (21,356)
      -------------------------------------------------------------------
      Net deferred tax asset                   --           $ 4,112
      ===================================================================

      At December 31, 2002 and 2001, the Company had federal available net operating loss carryforwards of approximately $7.1 million and $8.7 million respectively, to offset future taxable income. The federal loss carry-forwards will begin to expire in 2020.

13.   Supplemental Cash Flow Information:

      Cash payments for interest were $8.6 million for each of the years ended December 31, 2002, 2001 and 2000, respectively. Net cash refunds for income taxes were $3.9 million, $145 thousand and $3.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

14.   Related Party Transactions:

      The Company and its controlling shareholder, American Biltrite Inc. ("ABI") provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

                                             For the years ended December 31,
                                          -------------------------------------
                                              2002        2001         2000
      -------------------------------------------------------------------------
      Sales made to ABI                    $   198      $  214       $  361
      Sales commissions earned by ABI          141          71           --
      Raw material transfers to ABI          1,869       3,413        3,384
      Computer service income
         earned from ABI                        32          22           20
      Material purchases from ABI           10,092       8,330        6,762
      Management fees paid to ABI              590         580          562
      =========================================================================

      Amounts as of December 31, 2002 and 2001 due from ABI totaled $94 thousand and $301 thousand, respectively, and are included in accounts receivable. Amounts as of December 31, 2002 and 2001 due to ABI totaled $1.2 million and $464 thousand, respectively, and are included in accounts payable.

15.   Major Customers:

      Substantially all the Company's sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts. The Company obtains guaranties, liens, or other collateral when warranted to manage risk associated with its receivables.

      Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for 23% and 36%, respectively, of the Company's net sales for the year ended December 31, 2002, 25% and 23%, respectively, for the year ended December 31, 2001, and 26% and 18%, respectively, for the year ended December 31, 2000. Mohawk Industries accounted for 45% and 31% of accounts receivable at December 31, 2002 and 2001, respectively, while Lowe's and Home Depot accounted for 12% and 14%, respectively, of accounts receivable at December 31, 2002 and 2001.

16.   Environmental and Other Liabilities:

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

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), and similar state laws. In addition, in three other instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland and

Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.8%.

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has self-guaranteed certain remediation funding sources and financial responsibilities. Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

      The outcome of these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company.

17.   Asbestos Liabilities:

      Planned Settlement and Reorganization

      On January 13, 2003 the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, its affiliates, including ABI, and its distributors. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

      The Company expects that the plan of reorganization would provide for an assignment of or grant a security interest in certain rights in and proceeds of the Company's applicable insurance to a trust that would be established after a bankruptcy filing by the Company as part of the Company's plan of reorganization (the "Plan Trust"), which would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the

Bankruptcy Code. Congoleum expects that its other creditors would be unimpaired under the plan and would be paid in the ordinary course of business. The Company expects that several months will be needed to negotiate a pre-packaged plan of reorganization, at which time it would file for bankruptcy and request court approval of the plan. Congoleum expects it would take another two to six months to confirm the plan and emerge from the process.

      In furtherance of the agreement in principle, the Company entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement, and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

      The Claimant Agreement establishes a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in part (75%) by the security interest in the collateral granted to the Collateral Trust. The Collateral Trust provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("pre-existing settlement agreements") with the Company and participating claimants who qualify for payment under unfunded settlement agreements entered into by the Company with plaintiffs that have asbestos claims pending against the Company and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of the Company's anticipated Chapter 11 reorganization case ("trial-listed settlement agreements") .

      The Claimant Agreement will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement for a fully secured claim against the Collateral Trust, and it will settle all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim against Congoleum for the remaining 25%. Under the plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to be paid in accordance with the Plan Trust.

      As part of the Company's plan of reorganization, the Company expects that ABI's current and future asbestos claims related to ABI's former U.S. tile flooring operations that it contributed to the Company in 1993 in exchange for cash and an equity interest in the Company, will be channeled to the Plan Trust, resolving ABI's present and future asbestos liability relating to those former operations. In return for receiving this relief, ABI expects to contribute to the Plan Trust certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of the note secured by a pledge by ABI of 51% of common stock of Congoleum. While the Company believes its plan is feasible and in the best interest of all the Company's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes to be contributed to the Plan Trust by the Company and/or its affiliate, American Biltrite Inc., are expected to be approximately $21.3 million at a minimum.

      Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 16,156 pending lawsuits (including workers' compensation cases) involving approximately 56,567 individuals as of December 31, 2002, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 6,563 lawsuits at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                             Year ended        Year ended
                                            December 31,      December 31,
                                                2002              2001
      -----------------------------------------------------------------------
      Beginning claims..................       6,563              1,405
      New claims........................      10,472              5,404
      Settlements.......................         (69)               (40)
      Dismissals........................        (810)              (206)
      -----------------------------------------------------------------------
      Ending claims.....................      16,156              6,563
                                              ======              =====

      In addition, the Company has been advised by a number of attorneys representing plaintiffs that they have filed claims against the Company for which notice has not yet been served or which have been added by amendments to existing complaints. While the Company cannot presently determine how many additional such claimants there may be, the Company has been advised by plaintiff's counsel of over 30,000 additional filed claimants, for which the Company has not yet been served.

      Nearly all asbestos-related claims that have been brought against the Company to date allege that various diseases were caused by exposure to asbestos-containing products, including resilient sheet vinyl and tile manufactured by the Company (or, in the workers' compensation cases, exposure to asbestos in the course of employment with the Company). The Company discontinued the manufacture of asbestos-containing sheet products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance coverage was exhausted. The exhaustion of limits by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in indemnity coverage plus related defense costs before their policies were implicated. On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Although Congoleum is not a party to this case, the decision in the Spaulding Case is likely binding on Congoleum and its primary insurance companies. Thus, based on the Spaulding Case decision, the primary insurance companies are obligated to provide the additional $13 million of coverage previously disputed by the excess carriers. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the $13 million amount of previously disputed coverage. While the excess carriers have objected to the reasonableness of these settlements, we believe that the primary insurance company will now cover these settlements. Notwithstanding that the primary insurance company will likely pay these settlements, we also believe that the excess carriers will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation and have also raised various objections to the Company's planned reorganization strategy and negotiations.

      Given the actions of its excess insurance carriers, the Company believes it likely that, after primary policies cover $13 million in settlements, it will have to continue funding asbestos-related expenses for defense expense and indemnity itself until it files for Chapter 11 protection, which it expects will occur in mid-2003.

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid in 2002 and 2001 to defend and settle claims:

      (in millions)                                  Year Ended December 31,
                                                      2002              2001
                                                      ----              ----

      Indemnity costs paid by the Company's
          insurance carriers                           $1.3             $2.1

      Indemnity costs paid by the Company               2.7               --

      Defense costs paid by the Company                 1.4               --

      Indemnity settled with insurance proceeds
          assignment                                   14.4               --

      The Company's primary insurance carriers paid defense costs in addition to the above amounts through August 2002. Such amounts were not reported to the Company by year of payment, and have not been included in the table.

      At December 31, 2002, there were $0.5 million in additional settlements outstanding that the Company had agreed to fund.

      The Company is seeking recovery from its insurance carriers of the amounts it has paid for defense and indemnity, and intends to seek recovery for any future payments of defense and indemnity. In light of the planned assignment of or grant of a security interest in certain rights in and proceeds of its applicable insurance to the Collateral Trust and the planned reorganization, the Company does not anticipate recovering these costs from the insurance companies.

      Accounting for Asbestos-Related Claims

      Costs per claim vary widely depending on a number of factors, including the nature of the alleged exposure, the injury alleged, and the jurisdiction where the claim was litigated. As of December 31, 2002, the Company has incurred defense and indemnity costs aggregating $47 million, to resolve asbestos-related claims involving over 33,700 claimants, substantially all of which amount has been paid by the Company's insurance carriers or by assignments of future insurance recoveries.

      It is the Company's accounting policy to conduct a detailed analysis of its asbestos-related liabilities and the insurance coverage applicable to those liabilities when appropriate. The Company has historically estimated its liability to defend and resolve current and reasonably anticipated future asbestos-related claims, based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. During the fourth quarter of fiscal 2001, the Company updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs based on its strategy and factors noted previously. As a result of the Company's analysis, the Company determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 was $53.3 million to $195.6 million before considering the effects of insurance recoveries. Given the inherent difficulty in forecasting a liability for the Company's ultimate exposure for asbestos-related claims the Company concluded that no amount within that range was more likely than any other, and therefore, determined that the amount of the gross liability it should record for asbestos-related claims was $53.3 million in accordance with accounting principles generally accepted in the United States. Of this amount, $53.0 million was reflected in the balance sheet as a long-term liability and $0.3 million was included in current liabilities as of December 31, 2001.

      During the fourth quarter of 2002, an outside actuary was engaged to conduct an updated analysis of the Company's asbestos-related liabilities. Developments during the latter part of 2002 included a significant increase in claims filed against the Company and higher settlement requirements, and the exhaustion of primary insurance coverage combined with a dispute of coverage by its excess insurance carriers. These developments in turn lead to the Company's announced plan to file for bankruptcy. In light of these changed circumstances, the Company and the outside actuary engaged to conduct the updated analysis do not believe a reasonable or meaningful estimate of these liabilities for future claims can be developed. However, the study did conclude that the minimum gross liability for the 56,567 known claimants at December 31, 2002, using historical settlement payments, was $310 million. This amount does not include defense costs, liability for the 30,000 additional claimants purportedly existing at December 31, 2002, or for future claims, which the study concluded could not be reasonably estimated in light of the available data and uncertainty arising from an announced bankruptcy filing. The Company's estimated minimum gross liability is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. As such, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. The Company estimates the minimum amount of the contributions and costs to be $21.3 million, which it has recorded as a current liability. During the fourth quarter of 2002, the Company recorded a charge of $17.3 million to increase its recorded liability to the $21.3 million minimum estimated. The maximum amount of asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting it has elected for its estimate of future asbestos-related costs.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2001 to December 31, 2002:

                                                                      Spending   Recoveries
                        Balance at                       Additions    Against       from      Balance at
    (in thousands)       12/31/01    Reclassifications  (Deletions)   Reserve     Insurance    12/31/02
                        ---------------------------------------------------------------------------------

Reserves
   Current                 $   300      $ 7,219            19,241     $(5,465)           --      $21,295
   Long-term                53,003       (7,219)          (45,784)         --            --           --
                        ---------------------------------------------------------------------------------
                            53,303           --           (26,543)     (5,465)           --       21,295
                           -------      -------          --------     -------        ------      -------

Receivables
   Long-term                45,163           --           (43,884)         --        (1,279)          --
                        ---------------------------------------------------------------------------------
                            45,163           --           (43,884)         --        (1,279)          --
                           -------      -------          --------     -------        ------      -------

Net Asbestos Liability     $ 8,140                       $ 17,341     $(5,465)       $1,279      $21,295
                           =======                       ========     =======        ======      =======

18.   Stock Option Plans:

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

      On July 1, 1999, the Company established its 1999 Stock Option Plan for Non-Employee Directors, as amended (the "1999 Plan"), under which non-employee directors may be granted options to purchase up to 50,000 shares of the Company's Class A common stock. Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date.

      In December 2001, the Company offered its eligible option holders an exchange of all options then outstanding and granted to them under the 1995 Plan or the 1999 Plan for new stock options to be granted under those plans not earlier than six months and one day after the date the Company canceled any options tendered to and accepted by it pursuant to the offer to exchange. On January 4, 2002, the Company accepted and canceled 667,500 options that had been previously granted under the 1995 Plan and 9,500 options that had been previously granted under the 1999 Plan that were tendered to and accepted by the Company pursuant to the offer to exchange.

      On July 11, 2002, the Company issued 665,500 options under the 1995 Plan and 9,500 options under the 1999 Plan at an exercise price of $2.05 per share pursuant to the exchange. The new options granted under the 1995 Plan will generally vest annually in equal installments over a five-year period beginning on the first anniversary of the date of grant, and the new options granted under the 1999 Plan vest six months from the date of grant.

      Pro forma disclosure regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, and 2000 respectively: option forfeiture of 10% and 15%; risk-free interest rates of 3.52% and 5.08%; no dividends; volatility factors of the expected market price of the Company's common stock of .920 for 2002 and .597 for 2000; and a weighted-average expected life of the options of 7 years. There were no options granted in 2001. The exercise prices of options outstanding at December 31, 2002 are as follows:
670,000 shares @ $2.05; 6,000 shares @ $3.50 to $3.63 and 2,500 shares @ $9.00.

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The table below details the pro forma compensation expense from stock options and impact on net income.

                                                         For the years ended
                                                             December 31,
(dollars in thousands, except per share amounts)     2002        2001        2000
                                                   --------    --------    --------

Net loss:
      As reported                                  $(29,796)   $ (1,640)   $ (8,129)
      Pro forma compensation expense                   (113)       (381)       (388)
                                                   --------    --------    --------
      As adjusted                                  $(29,909)   $ (2,021)   $ (8,517)
                                                   ========    ========    ========

Net loss per share:
      As reported                                  $  (3.60)   $  (0.20)   $  (0.98)
      Pro forma compensation expense                  (0.02)      (0.04)      (0.05)
                                                   --------    --------    --------
      As adjusted                                  $  (3.62)   $  (0.24)   $  (1.03)
                                                   ========    ========    ========

      A summary of the Company's 1995 Stock Option Plan activity, and related information, is as follows:

      =====================================================================
      December 31, 2002:
      ---------------------------------------------------------------------
                                                          Weighted average
                                               Shares      exercise price
      ---------------------------------------------------------------------
      Options outstanding
         beginning of year                   676,000             $9.98
      Options granted                        670,000              2.05
      Options canceled                      (667,500)            10.04
      Options forfeited                           --                --
                                           ---------           -------
      Options outstanding
         end of year                         678,500             $2.09
      =====================================================================
      Exercisable at end of year               4,400             $6.06
      Weighted average remaining
         contractual life                  9.5 years                --
      Stock options available
      for future issuance                    119,500                --
      =====================================================================
      December 31, 2001:
      ---------------------------------------------------------------------
                                                          Weighted average
                                               Shares      exercise price
      ---------------------------------------------------------------------
      Options outstanding
         beginning of year                   693,000            $ 9.93
      Options granted                             --                --
      Options exercised                           --                --
      Options forfeited                      (17,000)             7.87
                                           ---------
      Options outstanding
         end of year                         676,000            $ 9.98
      =====================================================================
      Exercisable at end of year             486,200            $11.27
      Weighted average remaining
         contractual life                    5 years                --
      Stock options available
         for future issuance                 122,000                --
      =====================================================================

      =====================================================================
      December 31, 2000:
      ---------------------------------------------------------------------
                                                          Weighted average
                                               Shares      exercise price
      Options outstanding
         beginning of year                   617,000            $10.93
      Options granted                         99,500              3.54
      Options exercised                           --                --
      Options forfeited                      (23,500)             9.00
                                           ---------
      Options outstanding
         end of year                         693,000            $ 9.93
      =====================================================================
      Exercisable at end of year             416,400            $11.87
      Weighted average remaining
         contractual life                    6 years                --
      Stock options available
         for future issuance                 105,000                --
      =====================================================================

      The weighted average grant date fair value of options granted under the 1995 Plan in 2002 and 2000 was $1.65 and $2.28, respectively. There were no options granted in 2001.

      The exercise price of options granted under the 1999 Plan and outstanding at December 31, 2002 range from $2.05 to $7.19 per share.

      A summary of the 1999 Plan activity, and related information, is as follows:

      =========================================================================
      December 31, 2002:
      -------------------------------------------------------------------------
                                                              Weighted average
                                                  Shares       exercise price
      -------------------------------------------------------------------------
      Options outstanding
         beginning of year                        10,500              $5.30
      Options granted                             12,000               2.05
      Options canceled                            (9,500)              5.11
      Options forfeited                               --                 --
                                                 -------              -----
      Options outstanding
         end of year                              13,000              $2.44
      =========================================================================
      December 31, 2001:
      -------------------------------------------------------------------------
                                                              Weighted average
                                                  Shares       exercise price
      -------------------------------------------------------------------------
      Options outstanding
         beginning of year                         8,000              $6.02
      Options granted                              2,500               3.00
      Options exercised                               --                 --
      Options forfeited                               --                 --
                                                  ------             ------

      Options outstanding
         end of year                              10,500              $5.30
      =========================================================================

      =========================================================================
      December 31, 2000:
      -------------------------------------------------------------------------
                                                              Weighted average
                                                  Shares       exercise price
      -------------------------------------------------------------------------
      Options outstanding
         beginning of year                         5,000              $7.19
      Options granted                              3,000               4.08
      Options exercised                               --                 --
      Options forfeited                               --                 --
                                                  ------             ------
      Options outstanding
         end of year                               8,000              $6.02
      =========================================================================

      The weighted average grant date fair value of options granted under the 1999 Plan in 2002, 2001, and 2000 was $1.20, $1.67, and $1.79, respectively.

19.   Stockholders' Equity:

      Holders of shares of the Company's Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

      In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company's common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the total plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2002. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2002, American Biltrite Inc. owned 151,100 Class A shares and 4,395,605 Class B shares that represented an aggregate 69.5% of the voting interest of the Company.

20.   Distributor Transition Costs:

      During the third quarter of 2000, the Company announced the appointment of Mohawk Industries, Inc. as a national distributor. At the same time, the Company announced it was terminating its distribution arrangements with LDBrinkman & Co., who had been its exclusive distributor in much of the southwestern United States. LDBrinkman & Co. contested the Company's right to terminate its distributor agreement and the matter went to arbitration in the fourth quarter of 2000. The parties signed a final settlement agreement in February 2001.

      The Company recorded a charge of $7.7 million in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by the Company for establishing Mohawk as a distributor, which included training, meetings, and legal costs. The Company also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also included in the charge were certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement.

      The Company also re-evaluated its allowance for doubtful accounts in light of the settlement agreement and concluded it should be reduced by $1.8 million, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

      A summary of the distributor transition costs appears below (in thousands):

      ---------------------------------------------------------
      Costs of establishing Mohawk
         as a distributor                          $3,076
      LDBrinkman termination costs                  4,641
      ---------------------------------------------------------
                                                    7,717
      ---------------------------------------------------------

21.   Fair Value of Financial Instruments

      The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company's long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2002. The Company's long-term debt had a book value of $99.7 million and the fair market value of $45.0 million at December 31, 2002. The Company's long-term debt had a book value of $99.7 million and a fair market value of $65.0 million at December 31, 2001.

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

22.   Quarterly Financial Data (Unaudited):

      The following table summarizes unaudited quarterly financial information (in thousands):

                                        Year ended December 31, 2002
                              --------------------------------------------------
                                 First       Second       Third       Fourth
                                Quarter      Quarter     Quarter      Quarter
--------------------------------------------------------------------------------

Net sales                      $57,926      $67,976     $57,736      $53,568
Gross profit                    13,861       16,367      15,548       11,731
Net income (loss)              (11,170)(1)      842         552      (20,020)(2)
Net income (loss) per
   common share                $ (1.35)     $  0.10     $  0.07      $ (2.42)
================================================================================

                                        Year ended December 31, 2001
                              --------------------------------------------------
                                 First       Second       Third       Fourth
                                Quarter      Quarter     Quarter      Quarter
--------------------------------------------------------------------------------

Net sales                      $51,583      $54,393     $56,719      $56,065
Gross profit                     8,973       13,730      15,088       15,286
Net income (loss)               (3,677)         155       1,170          712
Net income (loss) per
   common share(3)             $  (.45)     $   .02     $   .14      $   .09
================================================================================

(1) The loss in the first quarter of 2002 includes $10.5 million or $1.27 per share for the cumulative effect of an accounting change referred to in
      Note 2 of the Financial Statements.
(2) The loss in the fourth quarter of 2002 includes $17.3 million or $(2.10) per share for the effect of the asbestos-related charge described in Note 1 and Note 17.
(3) 2001 included goodwill amortization of $432 thousand, or $(0.05) per share.

                         Report of Independent Auditors

To the Board of Directors
and Stockholders of
Congoleum Corporation:

We have audited the accompanying consolidated balance sheets of Congoleum Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 Congoleum Corporation changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, "Basis of Presentation," to the consolidated financial statements, the Company has been and continues to be named in a growing number of lawsuits stemming primarily from the Company's manufacture of asbestos-containing products. The Company has recorded a significant charge to earnings in the current year to reflect its estimate of future costs associated with this litigation. The Company is in the process of exploring certain options to mitigate the impact of this issue, including filing for bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, "Basis of Presentation," to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 10, 2003

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 11. EXECUTIVE COMPENSATION

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this Item (except the Equity Compensation Plan Information called for by Item 201(d) of Regulation S-K which is included in Part II hereof), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 14. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls.


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (1) The following financial statements of the Company are included in this report on Form 10-K: Page Number

              Report of Independent Auditors                                  61
              Balance Sheets at December 31, 2002 and December 31, 2001       29
              Statements of Operations for each of the three years ended
                December 31, 2002, 2001 and 2000                              30
              Statements of Changes in Stockholders Equity for each of the
                three years ended December 31, 2002, 2001 and 2000            31
              Statements of Cash Flows for each of the three years ended
              December 31, 2002, 2001 and 2000                                32
              Notes to Consolidated Financial Statements                      33
              Supplementary Data
                Quarterly Financial Data (Unaudited)                          59

      (2) The following financial statement schedule is included in this report on Form10-K:

              Schedule II - Valuation and Qualifying Accounts                 72
              All other schedules are omitted because they are not
                required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 69 through 71.

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

 Number  Exhibit
 ------  -------

  4.5.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.
    4.6 Loan and Security Agreement, dated December 18, 1998 (the "First Union Loan Agreement"), by and between First Union National Bank (the "Lender") and the Company.
  4.6.1 Joinder Agreement, dated December 21, 1998 (the "Joinder Agreement"), by and among the Company, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and the Lender.
    4.7 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp.
         (the "Lender") and the Company.
  4.7.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.
  4.7.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.
   10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the
         "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.
   10.9 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.
  10.12 Stockholders Agreement, dated as of March 11, 1993 (the "Stockholders Agreement"), by and among the Congoleum Group, American Biltrite and Congoleum Holdings.
10.12.1  First Amendment, dated February 8, 1995, to the Stockholders
         Agreement, by and among Hillside, American Biltrite and the Company.
  10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.
10.13.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.
10.13.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.
10.13.3 Third Amendment, dated as of March 15, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.
10.13.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.
  10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.
10.14.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.
  10.15 Tax Sharing and Indemnification Agreement, dated as of March 11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.
10.15.1 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.
  10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").
  10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.
  10.22 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.
  10.23  Form of 1995 Stock Option Plan.
10.23.1  Form of Amendment to 1995 Stock Option Plan.
  10.25 Registration Rights Agreement, dated as of August 3, 1998, by and among the Company, Goldman, Sachs & Co., Credit Suisse First Boston Corporation and ING Barings Furman Selz LLC.

 Number  Exhibit
 ------  -------

10.26.1  The Joinder Agreement (see Exhibit 4.6.1).
  10.27 Form of Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.
10.27.1 Form of Amendment to Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.
  10.28  The Congress Financial Loan Agreement (see Exhibit 4.7).
10.28.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.
10.28.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.
   12.1  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
   21.1  Subsidiaries of the Company.
   23.1  Consent of Independent Auditors, Ernst & Young LLP.
   99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

            During the quarter ended December 31, 2002 the Company filed no current reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2003.

                                CONGOLEUM CORPORATION

                                 By:  /s/ Roger S. Marcus
                                      ---------------------------------------
                                 Roger S. Marcus
                                 President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ Roger S. Marcus           President, Chairman,                April 15, 2003
------------------------      Chief Executive Officer
Roger S. Marcus               and Director
                              (Principal Executive Officer)

/s/ Howard N. Feist III       Chief Financial Officer             April 15, 2003
------------------------      (Principal Financial and
Howard N. Feist III           Accounting Officer)

/s/ Richard G. Marcus         Vice Chairman and Director          April 15, 2003
------------------------
Richard G. Marcus

/s/ William M. Marcus         Director                            April 15, 2003
------------------------
William M. Marcus

/s/ John N. Irwin III         Director                            April 15, 2003
------------------------
John N. Irwin III

/s/ Cyril C. Baldwin, Jr.     Director                            April 15, 2003
-------------------------
Cyril C. Baldwin, Jr.

/s/ Mark S. Newman            Director                            April 15, 2003
------------------------
Mark S. Newman

/s/ Mark N. Kaplan            Director                            April 15, 2003
------------------------
Mark N. Kaplan

/s/ C. Barnwell Straut        Director                            April 15, 2003
------------------------
C. Barnwell Straut

                                  CERTIFICATION

      I, Roger S. Marcus, certify that:

1.    I have reviewed this annual report on Form 10-K of Congoleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                /s/ Roger S. Marcus
                                Rogers S. Marcus
                                Chief Executive Officer

                                  CERTIFICATION

      I, Howard N. Feist III, certify that:

1.    I have reviewed this annual report on Form 10-K of Congoleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                    /s/ Howard N. Feist III
                                    Howard N. Feist III
                                    Chief Financial Officer

                                INDEX TO EXHIBITS

       Exhibit
       Number        Exhibits

             ***2.1 Plan of Repurchase dated as of February 1, 1995 by and among American Biltrite Inc., Hillside Industries Incorporated ("Hillside Industries"), Congoleum Holdings Incorporated ("Congoleum Holdings"), Resilient Holdings Incorporated ("Resilient Holdings") and the Company.
           *****3.1 Certificate of Incorporation of the Company, as amended. *****3.2 Amended and Restated Bylaws of the Company.
             ***4.4 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.
          ******4.5  Indenture, dated as of August 3, 1998 (the "1998
                     Indenture"), by and between the Company and First Union National Bank, as trustee.
              4.5.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.
       *********4.6  Loan and Security Agreement, dated December 18, 1998 (the
                     "First Union Loan Agreement"), by and between First Union National Bank (the "Lender") and the Company.
     *********4.6.1  Joinder Agreement, dated December 21, 1998 (the "Joinder
                     Agreement"), by and among the Company, Congoleum Intellectual Properties, Inc., Congoleum Financial Corporation and the Lender.
     ***********4.7  Loan and Security Agreement, dated December 10, 2001 (the
                     "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.
  ************4.7.1  Amendment No. 1 to Loan and Security Agreement, dated
                     September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.
              4.7.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.
             **10.8 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.
             **10.9 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.
            **10.12 Stockholders Agreement, dated as of March 11, 1993 (the "Stockholders Agreement"), by and among the Congoleum Group, American Biltrite and Congoleum Holdings.
         ***10.12.1  First Amendment, dated February 8, 1995, to the
                     Stockholders Agreement, by and among Hillside, American Biltrite and the Company.
            **10.13 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.
         ***10.13.1  First Amendment, dated February 8, 1995, to Personal
                     Services Agreement, by and between American Biltrite and the Company.
     *******10.13.2  Second Amendment, dated November 15, 1996, to Personal
                     Services Agreement, by and between American Biltrite and the Company.

     *******10.13.3  Third Amendment, dated as of March 10, 1998, to Personal
                     Services Agreement, by and between American Biltrite and the Company.
            10.13.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.
            **10.14 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.
     *******10.14.1  First Amendment, dated August 19, 1997, to Business
                     Relations Agreement, by and between American Biltrite and the Company.
            **10.15 Tax Sharing and Indemnification Agreement, dated as of March 11, 1993, by and among Congoleum Holdings, Resilient Holdings, Hillside Capital and the Company.
     *******10.15.1  Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.
           ***10.20 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").
           ***10.21 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.
           ***10.22 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.
           ***10.23  Form of 1995 Stock Option Plan.
    ********10.23.1  Form of Amendment to 1995 Stock Option Plan.
          ****10.24  License Agreement, dated as of September 20, 1995 between
                     Congoleum Intellectual Properties, Inc. and the Company. ******10.25 Registration Rights Agreement, dated as of August 3,
                     1998, by and among the Company, Goldman, Sachs & Co., Credit Suisse First Boston and ING Barings Furman Selz LLC.
     *********10.26 The First Union Loan Agreement (see Exhibit 4.6). *********10.26.1 The Joinder Agreement (see Exhibit 4.6.1).
    **********10.27  Form of Congoleum Corporation 1999 Stock Option Plan for
                     Non-Employee Directors.
 ***********10.27.1  Form of Amendment to Congoleum Corporation 1999 Stock
                     Option Plan for Non-Employee Directors.
   ***********10.28 The Congress Financial Loan Agreement (see Exhibit 4.7). ************10.28.1 Amendment No. 1 to Loan and Security Agreement, dated
                     September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.
            10.28.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.
               12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
      *********21.1  Subsidiaries of the Company.
               23.1  Consent of Independent Auditors, Ernst & Young LLP.
               99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      -------------
**            Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File
              No. 33-71836) declared effective by the Securities and Exchange
              Commission on January 25, 1994.
***           Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File
              No. 33-87282) declared effective by the Securities and Exchange
              Commission on February 1, 1995.
****          Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
*****         Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
******        Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
*******       Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997.
********      Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996.
*********     Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998.
**********    Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-8 (File
              No. 33-84387) declared effective by the Securities and Exchange
              Commission on August 3, 1999.
***********   Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001.
************  Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

                                                                     SCHEDULE II

                              CONGOLEUM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   Balance at   Reversed to                                    Balance
                                   Beginning      Income        Other                           at end
                                   of Period     Statement     Changes       Deductions (a)   of Period
                                   ---------     ---------     -------       --------------   ---------

Year ended December 31, 2002:        $(1,859)       $  232        $ 423(b)                     $(1,204)
    Allowance for doubtful
       accounts and cash
       discounts

Year ended December 31, 2001:        $(1,934)       $   --        $  67(b)         $  8        $(1,859)
    Allowance for doubtful
       accounts and cash
       discounts

Year ended December 31, 2000:        $(3,283)       $1,785        $(562)(b)        $126        $(1,934)
    Allowance for doubtful
       accounts and cash
       discounts

(a)   Balances written off, net of recoveries.
(b) Represents net provision (utilization) of the allowance for doubtful accounts and cash discounts.