Form 10-Q
period 2003-03-31
CONGOLEUM CORP
filed 2003-05-15
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003
                                       or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 7, 2003
    --------------------------             ---------------------------------

       Class A Common Stock                         3,651,190
       Class B Common Stock                         4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets as of
            March 31, 2003 (unaudited) and December 31, 2002...................3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2003 and 2002
            (unaudited)........................................................4

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity (deficit) for the year ended
            December 31, 2002 and the three months ended
            March 31, 2003 (unaudited).........................................5

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2003 and 2002
            (unaudited)........................................................6

            Notes to Unaudited Condensed Consolidated Financial
            Statements (unaudited).............................................7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................18

Item 3. Quantitative and Qualitative Disclosures About Market Risk............28

Item 4. Controls and Procedures...............................................28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................29

Item 2. Changes in Securities and Use of Proceeds.............................29

Item 3. Defaults Upon Senior Securities.......................................29

Item 4. Submission of Matters to a Vote of Security Holders...................29

Item 5. Other Information.....................................................29

Item 6. Exhibits and Reports on Form 8-K......................................29

Signatures....................................................................30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31,   December 31,
                                                                        2003         2002
                                                                      ---------    ---------
                                                                      (Unaudited)
                                                                       (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents .....................................   $   6,747    $  18,277
    Restricted cash ...............................................       3,024           --
    Accounts and notes receivable, net ............................      18,763       17,034
    Inventories ...................................................      53,856       50,725
    Prepaid expenses and other current assets .....................       5,564        7,868
    Deferred income taxes .........................................       7,901        7,901
                                                                      ---------    ---------
       Total current assets .......................................      95,855      101,805
Property, plant and equipment, net ................................      91,792       93,556
Other assets ......................................................       8,503        8,630
                                                                      ---------    ---------
       Total assets ...............................................     196,150      203,991
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ..............................................   $  12,150    $  14,647
    Accrued expenses ..............................................      20,059       33,021
    Revolving credit loan .........................................      14,751           --
    Asbestos-related expenses .....................................      17,118       21,295
    Accrued taxes .................................................          61           59
    Deferred income taxes .........................................       3,954        3,954
                                                                      ---------    ---------
       Total current liabilities ..................................      68,093       72,976
Long-term debt ....................................................      99,736       99,724
Other liabilities .................................................      11,595       11,782
Deferred income taxes .............................................       3,947        3,947
Accrued pension liability .........................................      22,706       22,932
Accrued postretirement benefit obligation .........................       8,739        8,708
                                                                      ---------    ---------
       Total liabilities ..........................................     214,816      220,069

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01 per share; 20,000,000
    shares authorized; 4,736,950 shares issued as of March 31, 2003
    and December 31, 2002 .........................................          47           47
Class B common stock, par value $0.01 per share; 4,608,945 shares authorized, issued and outstanding as of March 31, 2003
    and December 31, 2002 .........................................          46           46
Additional paid-in capital ........................................      49,105       49,105
Retained deficit ..................................................     (42,604)     (40,016)
Accumulated minimum pension liability adjustment ..................     (17,447)     (17,447)
                                                                      ---------    ---------
                                                                        (10,853)      (8,265)
Less Class A common stock held in Treasury, at cost;
    1,085,760 shares at March 31, 2003 and December 31, 2002 ......       7,813        7,813
                                                                      ---------    ---------
       Total stockholders' equity (deficit) .......................     (18,666)     (16,078)
                                                                      ---------    ---------
       Total liabilities and stockholders' equity (deficit) .......   $ 196,150    $ 203,991
                                                                      =========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2003        2002
                                                                    (In thousands, except
                                                                      per share amounts)

Net sales .......................................................   $ 53,581    $ 57,926
Cost of sales ...................................................     40,914      44,065
Selling, general and administrative expenses ....................     13,203      13,152
                                                                    --------    --------
    Income (loss) from operations ...............................       (536)        709
Other income (expense):
    Interest income .............................................         39          57
    Interest expense ............................................     (2,235)     (2,064)
    Other income ................................................        144         352
                                                                    --------    --------
       Loss before income taxes and cumulative effect of
          Accounting change .....................................     (2,588)       (946)
Benefit for income taxes ........................................         --        (299)
                                                                    --------    --------
       Net loss before cumulative effect of accounting change ...     (2,588)       (647)
Cumulative effect of accounting change ..........................         --     (10,523)
                                                                    --------    --------

    Net loss ....................................................   $ (2,588)   $(11,170)
                                                                    ========    ========

       Net loss per common share before cumulative effect of
         accounting change, basic and diluted ...................   $  (0.31)   $  (0.08)
       Cumulative effect of accounting change ...................         --       (1.27)
                                                                    --------    --------
       Net loss per common share, basic and diluted .............   $  (0.31)   $  (1.35)
                                                                    ========    ========

       Weighted average number of common shares outstanding .....      8,260       8,260
                                                                    ========    ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Accumulated
                                             Common Stock                             Minimum
                                           par value $0.01   Additional               Pension
                                           ---------------    Paid-in    Retained    Liability    Treasury             Comprehensive
                                          Class A  Class B    Capital     Deficit    Adjustment    Stock       Total       Loss
                                          -------  -------    -------     -------    ----------    -----       -----       ----

Balance, December 31, 2001 .............   $   47   $   46   $ 49,105   $ (10,220)   $  (6,111)  $ (7,813)   $  25,054

Minimum pension liability adjustment ...                                               (11,336)                (11,336)   $ (11,336)

Net loss ...............................                                  (29,796)                             (29,796)     (29,796)
                                                                                                                          ---------

Net comprehensive loss .................                                                                                  $ (41,132)
                                           ---------------------------------------------------------------------------    =========

Balance, December 31, 2002 .............       47       46     49,105     (40,016)     (17,447)    (7,813)     (16,078)

Net loss ...............................                                   (2,588)                              (2,588)   $  (2,588)
                                                                                                                          ---------

Net comprehensive loss .................                                                                                  $  (2,588)
                                           ---------------------------------------------------------------------------    =========

Balance, March 31, 2003 ................   $   47   $   46   $ 49,105   $ (42,604)   $ (17,447)  $ (7,813)   $ (18,666)
                                           ======   ======   ========   =========    =========   ========    =========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                   2003       2002
                                                                    (In thousands)

Cash flows from operating activities:
    Net loss ................................................   $ (2,588)   $(11,170)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation .........................................      2,779       2,647
       Amortization .........................................        139         140
       Deferred income taxes ................................         --       2,581
       Cumulative effect of accounting change ...............         --      10,523
       Changes in certain assets and liabilities:
            Accounts and notes receivable ...................     (1,729)     (5,816)
            Inventories .....................................     (3,131)     (2,454)
            Prepaid expenses and other assets ...............      2,304         379
            Accounts payable ................................     (2,497)        808
            Accrued expenses ................................    (17,137)     (4,733)
            Other liabilities ...............................       (382)       (409)
                                                                --------    --------
               Net cash used in operating activities ........    (22,242)     (7,504)
                                                                --------    --------
    Cash flows from investing activities:
       Capital expenditures .................................     (1,015)     (2,073)
       Maturities of short-term investments .................         --       1,416
                                                                --------    --------
               Net cash used in investing activities ........     (1,015)       (657)
                                                                --------    --------
    Financing activities
       Net short-term borrowings ............................     14,751          --
       Net change in restricted cash ........................     (3,024)         --
                                                                --------    --------
               Net cash provided by financing activities ....     11,727          --
                                                                --------    --------
Net decrease in cash and cash equivalents ...................    (11,530)     (8,161)
Cash and cash equivalents:
    Beginning of period .....................................     18,277      15,257
                                                                --------    --------
    End of period ...........................................   $  6,747    $  7,096
                                                                ========    ========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") financial position have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

      Certain amounts appearing in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

      The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below and in Note 6, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

      During 2002, Congoleum experienced a significant increase in the number of asbestos claims against it and exhausted its primary insurance coverage. While the Company had previously purchased over $1 billion in insurance coverage in excess of the primary coverage, approximately 25% - 30% of that coverage was placed with carriers that are now insolvent. Furthermore, the solvent carriers that underwrote the balance of the coverage have disputed their coverage obligations for the Company's asbestos claims liability. The Company's dispute with its excess insurance carriers is the subject of ongoing coverage litigation. As a result, the Company was forced to fund all costs for defense and indemnity related to asbestos claims after its primary coverage had been exhausted. In light of this situation, the Company began exploring various strategic alternatives to deal with the asbestos situation.

      On January 13, 2003, the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including personal injury asbestos claims against the Company's affiliates, including American Biltrite Inc., the Company's controlling shareholder ("ABI"), and distributors that derive from claims made against the Company. Furthermore, the Company understands that it is ABI's goal to have its current and future asbestos claims channeled to the trust established in connection with the Company's expected pre-packaged Chapter 11 plan of reorganization. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's and ABI's asbestos liability through a Congoleum pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

      In furtherance of the agreement in principle, on April 10, 2003, the Company and various asbestos claimants entered into the Claimant Agreement (as defined in Note 6 "Asbestos Liabilities"). As contemplated by the Claimant Agreement, the Company also entered into the Collateral Trust Agreement (as defined in Note 6 "Asbestos Liabilities") which established the Collateral Trust (as defined in Note 6 "Asbestos Liabilities") to distribute funds in accordance with the terms of the Claimant Agreement and the Security Agreement (as defined in Note 6 "Asbestos Liabilities") pursuant to which the Company granted the Collateral Trust a security interest in the Collateral (as defined in Note 6 "Asbestos Liabilities"). As contemplated by the Claimant Agreement, the Company may enter into settlement agreements with asbestos claimants prior to its filing of its pre-packaged Chapter 11 reorganization case. The value of the settled claims pursuant to those settlements, and certain existing unfunded settlements already entered into between the Company and certain asbestos claimants, will be secured, fully or partially, as further provided by the Claimant Agreement, by the Collateral. As a result of further negotiations between Congoleum and counsel representing a majority of plaintiffs with known pending asbestos claims against Congoleum, the unwillingness of the insurance companies that underwrote policies covering asbestos liabilities under which ABI is a named insured to meaningfully participate in, or consent to ABI's participation in, the Company's proposed pre-packaged Chapter 11 plan of reorganization, and timing concerns relating to the Company's expected pre-packaged Chapter 11 case, it is anticipated that the Claimant Agreement, Collateral Trust Agreement and Security Agreement will be effectively amended or restated and that the terms of those agreements, as so effectively amended or restated, will be materially similar to the current versions of those agreements.

      The Company expects that, under the pre-packaged plan, the Plan Trust (as defined in Note 6 "Asbestos Liabilities") will be established after the Company commences its pre-packaged Chapter 11 reorganization case. As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

      Congoleum expects its trade and other unsecured creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. The Company expects that several months will be needed to negotiate a pre-packaged plan of reorganization and solicit acceptances of that plan. If the requisite plan acceptances are received, the Company intends to commence its pre-packaged Chapter 11 case as soon as practicable after confirming that those acceptances have been received, and request court approval of the plan. After it has commenced its pre-packaged Chapter 11 case, Congoleum expects it would take another two to six months to confirm the plan and emerge from the process.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher. During the three months ended March 31, 2003, the Company paid $4.2 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6 "Asbestos Liabilities." There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any settlement reached by the Company with its asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report, and the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, or that there may not be delays, which could be significant, in satisfying or obtaining them. Delays in obtaining the necessary supporting votes in favor of the Company's plan of reorganization, as well as any other delays in getting the Company's plan of reorganization approved by the Bankruptcy Court, could result in a proceeding that takes longer, and is more costly, than the Company has estimated.

2. Changes in Accounting Principles

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. The Company continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company accounted for its stock option plans in accordance with SFAS 123, the pro forma compensation expense from stock options would have increased the reported net loss per share for the three months ended March 31, 2003 and 2002 by $.01 and $.00, respectively.

                                                      For the Three Months Ended
                                                              March 31,
(Dollars in thousands except per share amounts)           2003          2002
                                                          ----          ----

Net loss:
    As reported                                        $   (2,588)   $  (11,170)
    Pro forma compensation                                    (52)           (1)
                                                       ----------    ----------
    As adjusted                                        $   (2,640)   $  (11,171)
                                                       ==========    ==========

Net loss per share:
    As reported                                        $    (0.31)   $    (1.35)
    Pro forma compensation                                  (0.01)        (0.00)
                                                       ----------    ----------
    As adjusted                                        $    (0.32)   $    (1.35)
                                                       ==========    ==========

      In June 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This standard was effective for the Company as of January 1, 2003. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

      In July 2002, SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. This standard addresses the recognition, measurement, and reporting of costs associated with the exit and disposal activities, including restructuring activities and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS No. 146 to have a material impact on its financial condition or results of operations.

      In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45") was issued. The accounting recognition provisions of FASB Interpretation No. 45 were effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The Company did not initiate such guarantees during the three months ended March 31, 2003.

3. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                                      March 31,   December 31,
      (Dollars in thousands)                            2003         2002
                                                      ---------   ------------

      Finished goods                                   $42,092      $38,702
      Work-in-process                                    4,708        3,467
      Raw materials and supplies                         7,056        8,556
                                                       -------      -------
           Total Inventories                           $53,856      $50,725
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

      The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of its strategy to resolve this liability. For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 6.

6. Asbestos Liabilities

      Planned Settlement and Reorganization

      On January 13, 2003, the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including personal injury asbestos claims against the Company's affiliates, including ABI, and distributors that derive from claims made against the Company. Furthermore, the Company understands that it is ABI's goal to have its current and future asbestos claims channeled to the Plan Trust established in connection with the Company's expected pre-packaged Chapter 11 plan of reorganization. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's and ABI's asbestos liability through a Congoleum pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

      In furtherance of the agreement in principle, on April 10, 2003, the Company entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into a trust agreement (the "Collateral Trust Agreement") which established a trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and a security agreement (the "Security Agreement") pursuant to which the Company granted the Collateral Trust a security interest in the Company's rights under its applicable insurance coverage and payments from its insurers for asbestos claims (the "Collateral").

      The Claimant Agreement establishes a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in part (75%) by the security interest in the Collateral. The Collateral Trust Agreement provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("pre-existing settlement agreements") with the Company and participating claimants who qualify for payment under unfunded settlement agreements entered into by the Company with plaintiffs that have asbestos claims pending against the Company and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of the Company's anticipated Chapter 11 reorganization case ("trial-listed settlement agreements") .

      Pursuant to the terms and conditions of the Claimant Agreement, the Company will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement, which settled claims will be fully secured by the Collateral, and all other claims with claimants electing to participate on the terms and conditions of the Claimant Agreement, which settled claims will be partially secured by the Collateral in an amount equal to 75% of the settled value, with the remaining 25% of the settled value being unsecured. The Company expects that, under the plan, a trust will be established after the Company commences its Chapter 11 reorganization case (the "Plan Trust"). As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

      As a result of further negotiations between Congoleum and counsel representing a majority of plaintiffs with known pending asbestos claims against Congoleum, the unwillingness of the insurance companies that underwrote policies covering asbestos liabilities under which ABI is a named insured to meaningfully participate in, or consent to ABI's participation in, the Company's proposed pre-packaged Chapter 11 plan of reorganization, and timing concerns relating to the Company's expected pre-packaged Chapter 11 case, it is anticipated that the Claimant Agreement, Collateral Trust Agreement and Security Agreement will be effectively amended or restated and that the terms of those agreements, as so effectively amended or restated, will be materially similar to the current versions of those agreements.

      The Company expects that its trade and other unsecured creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. The Company expects that several months will be needed to negotiate a pre-packaged plan of reorganization and solicit acceptances of that plan. If the requisite plan acceptances are received, the Company intends to commence its pre-packaged Chapter 11 case as soon as practicable after confirming that those acceptances have been received, and request court approval of the plan. After it has commenced its pre-packaged Chapter 11 case, Congoleum expects it would take another two to six months to confirm the plan and emerge from the process.

      While the Company believes its contemplated pre-packaged Chapter 11 plan is feasible and in the best interest of all the Company's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes to be contributed to the Plan Trust by the Company and/or its affiliate, ABI, are expected to be approximately $21.3 million at a minimum. Of this estimated amount, the Company paid, during the three months ended March 31, 2003, $4.2 million for legal fees, indemnity settlements and reorganization costs related to asbestos litigation.

Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 17,037 pending lawsuits (including workers' compensation cases) involving approximately 69,859 individuals as of March 31, 2003, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 16,156 lawsuits at December 31, 2002 that involved approximately 56,567 individuals. Activity related to asbestos claims was as follows:

                                          Three months ended      Year ended
                                               March 31,         December 31,
                                                2003                 2002
      --------------------------------------------------------------------------

      Beginning claims.................        16,156                6,563
      New claims.......................         1,186               10,472
      Settlements......................           (19)                 (69)
      Dismissals.......................          (286)                (810)

      --------------------------------------------------------------------------

      Ending claims....................        17,037               16,156
                                               ======               ======

      In addition, the Company has been advised by a number of attorneys representing plaintiffs that they have filed claims against the Company for which notice has not yet been served or which have been added by amendments to existing complaints. While the Company cannot presently determine how many additional such claimants there may be, the Company has been advised by plaintiffs' counsel of over 30,000 additional filed claimants, for which the Company has not yet been served.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance coverage was exhausted. The exhaustion of limits by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in indemnity coverage plus related defense costs before their policies were implicated. On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Although Congoleum is not a party to this case, the decision in the Spaulding Case is likely binding on Congoleum and its primary insurance companies. Thus, based on the Spaulding Case decision, the primary insurance companies are obligated to provide the additional $13 million of coverage previously disputed by the excess carriers. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the $13 million amount of previously disputed coverage. While the excess carriers have objected to the reasonableness of these settlements, Congoleum believes that the primary insurance company will now cover these settlements. Notwithstanding that the primary insurance company will likely pay these settlements, Congoleum also believes that the excess carriers will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation and have also raised various objections to the Company's planned reorganization strategy and negotiations.

      Given the actions of its excess insurance carriers, the Company believes it likely that, after primary policies cover $13 million in settlements, it will have to continue funding asbestos-related expenses for defense expense and indemnity itself until it files for Chapter 11 protection, which it expects will occur in the third quarter of 2003.

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid in the first quarter of 2003 and the full year 2002 to defend and settle claims:

                                              Three Months Ended     Year Ended
      ($ in millions)                           March 31, 2003    December 31, 2002
                                                --------------    -----------------

      Indemnity costs paid by the Company's
           Insurance carriers                         $0.0               $1.3

      Indemnity costs paid by the Company              0.1                2.7

      Defense costs paid by the Company                2.0                1.4

      Indemnity settled with insurance
            proceeds Assignment                        4.2               14.4

      The Company's primary insurance carriers paid defense costs in addition to the above amounts through August 2002. Such amounts were not reported to the Company by year of payment, and have not been included in the table.

      At March 31, 2003, there were $0.4 million in additional settlements outstanding that the Company had agreed to fund but which have not yet been funded.

      The Company is seeking recovery from its insurance carriers of the amounts it has paid for defense and indemnity, and intends to seek recovery for any future payments of defense and indemnity. In light of the assignment of and grant of a security interest in certain rights in and proceeds of its applicable insurance to the Collateral Trust and the planned reorganization, the Company does not anticipate recovering these costs from the insurance companies.

      Accounting for Asbestos-Related Claims

      Costs per claim vary widely depending on a number of factors, including the nature of the alleged exposure, the injury alleged, and the jurisdiction where the claim was litigated. As of March 31, 2003, the Company has incurred defense and indemnity costs aggregating $53.8 million, to resolve asbestos-related claims involving over 38,500 claimants, substantially all of which amount has been paid by the Company's insurance carriers or by assignments of future insurance recoveries.

      It is the Company's accounting policy to conduct a detailed analysis of its asbestos-related liabilities and the insurance coverage applicable to those liabilities when appropriate. During the fourth quarter of 2002, an outside actuary was engaged to conduct an updated analysis of the Company's asbestos-related liabilities. Developments during the latter part of 2002 included a significant increase in claims filed against the Company and higher settlement requirements, and the exhaustion of primary insurance coverage combined with a dispute of coverage by its excess insurance carriers. These developments in turn lead to the Company's announced plan to file for bankruptcy. In light of these changed circumstances, the Company and the outside actuary engaged to conduct the updated analysis do not believe a reasonable or meaningful estimate of these liabilities for future claims can be developed. However, the study did conclude that the minimum gross liability for the 56,567 known claimants at December 31, 2002, using historical settlement payments, was $310 million. This amount does not include defense costs, liability for the 30,000 additional claimants purportedly existing at December 31, 2002, or for future claims, which the study concluded could not be reasonably estimated in light of the available data and uncertainty arising from an announced Chapter 11 reorganization filing. The Company's estimated minimum gross liability is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. As such, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. The Company estimates the minimum amount of the contributions and costs to be $21.3 million, which it has recorded as a current liability. During the fourth quarter of 2002, the Company recorded a charge of $17.3 million to increase its recorded liability to the $21.3 million minimum estimated. The maximum amount of asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting it has elected for its estimate of future asbestos-related costs.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves from December 31, 2002 to March 31, 2003:

                                                                  (In Thousands)
      Accrued asbestos-related expenses
          At December 31, 2002                                       $ 21,295
      Payments                                                         (4,177)
                                                                     --------
      Balance at March 31, 2003                                      $ 17,118
                                                                     ========

      During the three months ended March 31, 2003, the Company paid $4.2 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation.

7. Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue for the related products is recognized. The following table sets forth activity in the Company's warranty reserves for the three month period ended March 31, 2003 and March 31, 2002 (in millions):

                                                          March 31,   March 31,
                                                            2003        2002
                                                          ---------   ---------

      Beginning balance                                     $2.6        $2.5

      Accruals                                               1.3         1.1

      Charges                                               (1.5)       (1.1)
                                                            ----        ----

      Ending balance                                        $2.4        $2.5
                                                            ====        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements,"within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report or Form 10K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.

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

      During May 2003, the Company completed a reorganization, which included the elimination of approximately 85 salary and hourly positions. The annualized savings impact of this personnel reduction is estimated at $ 4.8 million and the Company plans to book a severance charge of $ 0.5 million during the second quarter of 2003 related to this action.

      During 2002, Congoleum experienced a significant increase in the number of asbestos claims against it and exhausted its primary insurance coverage. While the Company had previously purchased over $1 billion in insurance coverage in excess of the primary coverage, approximately 25% - 30% of that coverage was placed with carriers that are now insolvent. Furthermore, the solvent carriers that underwrote the balance of the coverage have disputed their coverage obligations for the Company's asbestos claims liability. The Company's dispute with its excess insurance carriers is the subject of ongoing coverage litigation. As a result, the Company was forced to fund all costs for defense and indemnity related to asbestos claims after its primary coverage had been exhausted. In light of this situation, the Company began exploring various strategic alternatives to deal with the asbestos situation.

      On January 13, 2003, the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including personal injury asbestos claims against the Company's affiliates, including ABI, and distributors that derive from claims made against the Company. Furthermore, the Company understands that it is ABI's goal to have its current and future asbestos claims channeled to the Plan Trust, thereby resolving ABI's present and future asbestos liability. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's and ABI's asbestos liability through a Congoleum pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

      In furtherance of the agreement in principle, on April 10, 2003, the Company and various asbestos claimants entered into the Claimant Agreement. As contemplated by the Claimant Agreement, the Company also entered into the Collateral Trust Agreement which established the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and the Security Agreement pursuant to which the Company granted the Collateral Trust a security interest in the Collateral. As contemplated by the Claimant Agreement, the Company may enter into settlement agreements with asbestos claimants prior to its commencement of its Chapter 11 reorganization case. The value of the settled claims pursuant to those settlements, and certain existing unfunded settlements already entered into between the Company and certain asbestos claimants, will be secured, fully or partially, as further provided by the Claimant Agreement, by the Collateral. As a result of further negotiations between Congoleum and counsel representing a majority of plaintiffs with known pending asbestos claims against Congoleum, the unwillingness of the insurance companies that underwrote policies covering asbestos liabilities under which ABI is a named insured to meaningfully participate in, or consent to ABI's participation in, the Company's proposed pre-packaged Chapter 11 plan of reorganization, and timing concerns relating to the Company's expected pre-packaged Chapter 11 case, it is anticipated that the Claimant Agreement, Collateral Trust Agreement and Security Agreement will be effectively amended or restated and that the terms of those agreements, as so effectively amended or restated, will be materially similar to the current versions of those agreements. The Company expects that, under the plan, the Plan Trust will be established after the Company commences its pre-packaged Chapter 11 reorganization case. As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust.

      The Company expects that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher. During the three months ended March 31, 2003, the Company paid $4.2 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation. For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three months ended March 31, 2003 as compared to three months ended March 31, 2002.

      Net sales for the first quarter of 2003 were $53.6 million, as compared to $57.9 million in the first quarter of 2002, a decrease of $4.3 million or 7.4%. This decrease in sales was primarily due to the continued weakness in the manufactured housing segment coupled with lower direct tile sales to certain mass merchandisers, partially offset by increases in sales of builder grade products and DuraStone tile.

      Gross profit for the first quarter of 2003 was $12.7 million, down $1.2 million from $13.9 million in the first quarter of 2002. Gross profit as a percent of net sales decreased to 23.6% in the first quarter of 2003 from 23.9% in the first quarter of 2002. The decrease in gross profit margins reflects the impact of a less profitable sales mix, partially offset by improvements in manufacturing operating efficiency and the impact of a price increase instituted in August 2002.

      Selling, general and administrative expenses were $13.2 million in the first quarter of 2003, essentially unchanged from the first quarter of 2002. As a percent of net sales, selling, general and administrative expenses were 24.6% in the first quarter of 2003, as compared to 22.7% in the first quarter of 2002. Expenses in the first quarter of 2003 reflect increased insurance and benefits related costs, partially offset by lower merchandising and sales expenses.

      Loss from operations for the first quarter of 2003 was $0.5 million, as compared to income from operations of $0.7 million in the first quarter of 2002. The decrease in income for the three months ended March 31, 2003 versus the first quarter of 2002 is due to decreased sales and margins.

      The provision for income taxes for the three months ended March 31, 2003 represents an effective tax rate of 0%. This is the result of a valuation allowance provided against the net deferred tax assets generated in the first quarter of 2003.

Liquidity and Capital Resources

      The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of its strategy to resolve this liability. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference. These matters will have a material adverse impact on liquidity and capital resources. During 2002, the Company paid $4.1 million in defense and indemnity costs related to asbestos-related claims. In 2003, the Company anticipates spending $21.3 million in fees, expenses, and indemnity contributions to effect its planned reorganization under Chapter 11 of the Bankruptcy Code, $4.2 million of which was spent in the first quarter of 2003.

      Unrestricted cash, cash equivalents and short-term investments decreased $11.5 million for the three months ended March 31, 2003 to $6.7 million and decreased $8.2 million for the three months ended March 31, 2002 to $7.1 million. Under the terms of its revolving credit agreement, payments of accounts receivable are deposited in an account assigned to its lender and the funds used to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately available for reducing the loan balance. Working capital at March 31, 2003 was $26.6 million, down from $28.8 million at December 31, 2002. The ratio of current assets to current liabilities at March 31, 2003 and December 31, 2002 was 1.39 to one and 1.4 to one, respectively. Cash used by operations was $22.2 million for the first three months of 2003, compared to cash used by operations of $7.5 million in the first three months of 2002. The increase in cash used by operations in the first three months of 2003 versus the first three months of 2002 was primarily due to reorganization related payments, higher inventories, higher receivables and lower accrued expenses for sales incentive and sample program payouts.

      Capital expenditures were $1.0 million and $2.1 million for the first three months of 2003 and 2002, respectively. Total 2003 capital spending is expected to be approximately $8.0 million. Required contributions to the Company's defined benefit pension plans in 2003 are expected to be approximately $5.2 million, of which $1.0 million was paid in the first quarter of 2003.

      In December 2001, the Company entered into a new three-year revolving credit facility (the "Credit Agreement") which provides for borrowings up to $30.0 million. Interest is based on .75% above a designated prime rate, or 3.25% over the Adjusted Eurodollar Rate, as applicable and subject to certain adjustments, depending on meeting the required covenants under the Credit Agreement. The Credit Agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under the Credit Agreement must be met in order for the Company to borrow from the facility. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2003, based on the level of receivables and inventory, the Company had borrowing availability of $21.4 million, of which $14.8 million was outstanding under the Credit Agreement and $1.8 million was utilized for outstanding letters of credit.

      In September 2002, the Company and its lender under the Credit Agreement amended the Credit Agreement to revise certain financial and other covenants.

      In February 2003, the Company and its lender under the Credit Agreement further amended the Credit Agreement to revise certain financial and other covenants on terms negotiated to reflect the transactions contemplated by the Company's intended global settlement of its asbestos claims liability.

      In March 2003, the Company and the trustee of the indenture governing the Company's 8 5/8% Senior Notes Due 2008 amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue possible resolutions of its current and future asbestos claims liability, including negotiating a global settlement with current asbestos plaintiffs, and soliciting acceptances of and filing a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Holders of a majority in aggregate principal amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation, which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other noncurrent assets.

      The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against the Company.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under the Credit Agreement. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, planned capital expenditures, and its current estimates for costs to settle and resolve its asbestos liabilities through its planned pre-packaged Chapter 11 plan of reorganization. The Company's inability to get such a plan confirmed in a timely manner would have a material adverse effect on the Company's ability to fund its operating and investing requirements.

Risk Factors that May Affect Future Results

The Company has significant asbestos liability and funding exposure, and its strategy for resolving this exposure may not be successful.

      As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against the Company. In furtherance of the agreement in principle, the Company entered into a settlement agreement with various asbestos claimants, which provides for a global settlement of more than 75% of the known asbestos personal injury claims pending against the Company. The agreement in principle also contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future personal injury asbestos claims against the Company, including personal injury asbestos claims against the Company's affiliates, including ABI and distributors that derive from claims made against the Company. Confirmation of such a plan will require, among other things, the supporting votes of at least 75% of the Company's asbestos claimants with claims against Congoleum who vote on the plan, as well as a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code.

      There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any settlement reached by the Company with its asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, or that there may not be delays, which could be significant, in satisfying or obtaining them.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability by pursuing a global settlement of its pending asbestos claims and soliciting consents for and filing a prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company and its controlling shareholder, American Biltrite Inc., for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely negotiating and entering into settlement agreements on terms it considers satisfactory with a sufficient majority of asbestos claimants (iii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and its controlling shareholder's, American Biltrite Inc.'s, satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution(s) in connection with the Company's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it and (vii) compliance with the Bankruptcy Code, including section 524(g).

      As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this report.

The Company may incur substantial liability for environmental, product and general liability claims in addition to asbestos-related claims, and its insurance coverage and its likely recoverable insurance proceeds may be substantially less than the liability incurred by the Company for these claims.

      Environmental Liabilities. Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws; such amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial position because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

      Product and General Liabilities. In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos related claims) and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company is unable to successfully defend against or settle these matters, its insurance coverage is insufficient to satisfy unfavorable judgments or settlements relating to these matters, or the Company is unable to collect insurance proceeds relating to these matters.

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

      The Company believes that suitable alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and has an ongoing program to develop new sources, which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing program to develop new sources of supply would be successful in avoiding a material adverse affect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

      The market for the Company's products is highly competitive. The Company encounters competition from three other manufacturers in North America as well as foreign manufacturers. Some of the Company's competitors have greater financial and other resources and access to capital than the Company. Furthermore, to the extent any of the Company's competitors make a filing under Chapter 11 of the Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of its pre-filing liabilities, those competitors may have a competitive cost advantage over the Company as result of having shed those liabilities. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including its product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of the Company's market share for its products. Moreover, due to the competitive nature of the Company's industry, the Company may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the Company incurring significant operating losses if its expenses were to increase or otherwise represent an increased percentage of the Company's sales.

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

The Company offers limited warranties on its products, which could result in the Company incurring significant costs as a result of warranty claims.

      The Company offers a limited warranty on all of its products against manufacturing defects. In addition, as a part of its efforts to differentiate mid and high-end products through color, design and other attributes, the Company offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics, which generally increase with the price of such products. If the Company were to incur a significant number of warranty claims, the resulting warranty costs could be substantial.

The Company is heavily dependent upon its distributors to sell the Company's products and the loss of a major distributor of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company currently sells its products through approximately 19 distributors providing approximately 56 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the Company's distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail market distributor of the Company. These two distributors accounted for 59% of the Company's net sales for the twelve months ended December 31, 2002.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of March 31, 2003 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings: The information contained in Note 5 "Commitments and Contingencies" and Note 6 "Asbestos Liabilities" of the Notes to Unaudited Condensed Consolidated Financial Statements are incorporated herein by reference.

           Item 2. Changes in Securities and Use of Proceeds: None

           Item 3. Defaults Upon Senior Securities: None

           Item 4. Submission of Matters to a Vote of Security Holders: None

           Item 5. Other Information: None

           Item 6. Exhibits and Reports on Form 8-K:

                   (a)   Exhibits

                         Exhibit
                         Number     Exhibits
                         ------     --------

                         99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

                   (b)   Reports on Form 8-K

                              (i) On January 14, 2003, the Company filed a Current Report on Form 8-K dated the same date, disclosing that it had, on January 13, 2003, issued a press release relating to its strategy for resolving its current and future asbestos claims liability.

                              (ii)  On March 19, 2003, the Company filed a
                                    Current Report on Form 8-K dated March 18,
                                    2003, disclosing that it had issued a press release on March 17, 2003, announcing that it was seeking approval from the holders of the Company's 8 5/8% Senior Notes Due 2008 to certain proposed amendments to the indenture governing those notes.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONGOLEUM CORPORATION
                                          (Registrant)


Date:   May 15, 2003                 By: /s/ Howard N. Feist III
                                         -------------------------------------
                                             (Signature)

                                     Howard N. Feist III
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial & Accounting Officer)

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

Date: May 15, 2003


                                            /s/ Roger S. Marcus
                                            -------------------
                                            Roger S. Marcus
                                            Chief Executive Officer

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

Date: May 15, 2003


                                            /s/ Howard N. Feist III
                                            -----------------------
                                            Howard N. Feist III
                                            Chief Financial Officer