Form 10-Q
period 2003-06-30
CONGOLEUM CORP
filed 2003-08-14
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       or

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

              Class                            Outstanding at July 31, 2003
   -----------------------------              --------------------------------

       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2003
         (unaudited) and December 31, 2002.....................................3

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)...............4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)..............................5

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited)...........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........30

Item 4.  Controls and Procedures..............................................30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................32

Item 2.  Changes in Securities and Use of Proceeds............................32

Item 3.  Defaults Upon Senior Securities......................................32

Item 4.  Submission of Matters to a Vote of Security Holders..................32

Item 5.  Other Information....................................................32

Item 6.  Exhibits and Reports on Form 8-K.....................................33

Signatures ...................................................................37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,   December 31,
                                                                   2003         2002
                                                                   ----         ----
                                                               (Unaudited)
                                                                (Dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ................................   $  11,189    $  18,277
   Restricted cash ..........................................       2,869           --
   Accounts and notes receivable, net .......................      18,230       17,034
   Inventories ..............................................      53,860       50,725
   Prepaid expenses and other current assets ................       4,971        7,868
   Deferred income taxes ....................................       7,901        7,901
                                                                ---------    ---------
      Total current assets ..................................      99,020      101,805
Property, plant and equipment, net ..........................      90,476       93,556
Other assets ................................................       8,375        8,630
                                                                ---------    ---------
      Total assets ..........................................   $ 197,871    $ 203,991
                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable .........................................   $  11,616    $  14,647
   Accrued expenses .........................................      27,201       33,021
   Revolving credit loan ....................................      14,859           --
   Asbestos-related expenses ................................      14,198       21,295
   Accrued taxes ............................................          59           59
   Deferred income taxes ....................................       3,954        3,954
                                                                ---------    ---------
      Total current liabilities .............................      71,887       72,976
Long-term debt ..............................................      99,748       99,724
Other liabilities ...........................................      11,719       11,782
Deferred income taxes .......................................       3,947        3,947
Accrued pension liability ...................................      22,460       22,932
Accrued postretirement benefit obligation ...................       8,767        8,708
                                                                ---------    ---------
      Total liabilities .....................................     218,528      220,069

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01 per share;
   20,000,000 shares authorized; 4,736,950 shares
   issued as of June 30, 2003 and December 31, 2002 .........          47           47
Class B common stock, par value $0.01 per share; 4,608,945
   shares authorized, issued and outstanding as of
   June 30, 2003 and December 31, 2002 ......................          46           46
Additional paid-in capital ..................................      49,105       49,105
Retained deficit ............................................     (44,595)     (40,016)
Accumulated minimum pension liability adjustment ............     (17,447)     (17,447)
                                                                ---------    ---------
                                                                  (12,844)      (8,265)
Less Class A common stock held in Treasury, at cost;
   1,085,760 shares at June 30, 2003 and December 31, 2002 ..       7,813        7,813
                                                                ---------    ---------
      Total stockholders' equity (deficit) ..................     (20,657)     (16,078)
                                                                ---------    ---------
      Total liabilities and stockholders' equity (deficit) ..   $ 197,871    $ 203,991
                                                                =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                 June 30,
                                                         ----------------------------------------------
                                                           2003       2002          2003         2002
                                                          (In thousands, except
                                                              per share amounts)

Net sales ............................................   $ 54,995    $ 67,976    $ 108,576    $ 125,902
Cost of sales ........................................     42,739      51,609       83,653       95,674
Selling, general and administrative expenses .........     12,513      13,516       25,716       26,668
                                                         --------    --------    ---------    ---------
   Income (loss) from operations .....................       (257)      2,851         (793)       3,560
Other income (expense):
   Interest income ...................................          9          62           48          119
   Interest expense ..................................     (2,235)     (2,095)      (4,470)      (4,159)
   Other income ......................................        492         456          636          808
                                                         --------    --------    ---------    ---------
      Income (loss) before income taxes and
         cumulative effect of Accounting change ......     (1,991)      1,274       (4,579)         328
Benefit for income taxes .............................         --         432           --          133
                                                         --------    --------    ---------    ---------
      Net income (loss) before cumulative effect of
         Accounting change ...........................     (1,991)        842       (4,579)         195
Cumulative effect of accounting change ...............         --          --           --      (10,523)
                                                         --------    --------    ---------    ---------

   Net income (loss) .................................   $ (1,991)   $    842       (4,579)   $ (10,328)
                                                         ========    ========    =========    =========
      Net income (loss) per common share before
         cumulative effect of accounting change,
         basic and diluted ...........................   $  (0.24)   $   0.10    $   (0.55)   $     .02
      Cumulative effect of accounting change .........         --          --           --        (1.27)
                                                         --------    --------    ---------    ---------
      Net income (loss) per common share, basic
         and diluted .................................   $  (0.24)   $   0.10    $   (0.55)   $   (1.25)
                                                         ========    ========    =========    =========
      Weighted average number of common shares
         outstanding .................................      8,260       8,260        8,260        8,260
                                                         ========    ========    =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                             --------------------
                                                               2003        2002
                                                                 (In thousands)

Cash flows from operating activities:
   Net loss ..............................................   $ (4,579)   $(10,328)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation .......................................      5,549       5,256
      Amortization .......................................        279         280
      Deferred income taxes ..............................         --       2,050
      Cumulative effect of accounting change .............         --      10,523
      Changes in certain assets and liabilities:
          Accounts and notes receivable ..................     (1,196)     (9,417)
          Inventories ....................................     (3,135)        168
          Prepaid expenses and other assets ..............      2,897       3,343
          Accounts payable ...............................     (3,031)        (45)
          Accrued expenses ...............................    (12,917)      5,732
          Other liabilities ..............................       (476)     (1,105)
                                                             --------    --------
            Net cash (used in) provided by operating
               activities ................................    (16,609)      6,457
                                                             --------    --------
   Cash flows from investing activities:
      Capital expenditures ...............................     (2,469)     (4,305)
      Maturities of short-term investments ...............         --       1,416
                                                             --------    --------
            Net cash used in investing activities ........     (2,469)     (2,889)
                                                             --------    --------
   Financing activities:
      Net short-term borrowings ..........................     14,859          --
      Net change in restricted cash ......................     (2,869)         --
                                                             --------    --------
            Net cash  provided by financing activities ...     11,990          --
                                                             --------    --------
Net decrease in cash and cash equivalents ................     (7,088)      3,568
Cash and cash equivalents:
   Beginning of period ...................................     18,277      15,257
                                                             --------    --------
   End of period .........................................   $ 11,189    $ 18,825
                                                             ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements of Congoleum Corporation (the "Company" or "Congoleum") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum's financial position, results of operations and cash flow have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of American Biltrite Inc., the Company's controlling shareholder ("ABI"), and the Company's distributors from claims asserted against the Company as may be afforded under Section 524(g)(4) of the Bankruptcy Code. Approval of an asbestos channeling injunction pursuant to Section 524(g)(4) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the bankruptcy court.

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

      As contemplated by the Claimant Agreement, the Company may enter into settlement agreements with asbestos claimants prior to commencement of its Chapter 11 reorganization case. The value of the settled claims pursuant to those settlements, and certain existing unfunded settlements already entered into between the Company and certain asbestos claimants, will be secured, fully or partially, as further provided by the Claimant Agreement, by the Collateral.

      The Company expects that, under the pre-packaged plan, the Plan Trust (as defined in Note 6 "Asbestos Liabilities") will be established upon consummation of the Company's confirmed Chapter 11 plan of reorganization. As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust.

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

      On June 6, 2003, the Company executed amendments to the Claimant Agreement and the Collateral Trust Agreement, which amendments provided additional time for the parties to review and respond to information required to participate in the settlement. Pursuant to those amendments, the Company entered into a termination agreement, which terminated the Security Agreement, and entered into a new security agreement, the terms of which are materially similar to the terms of the Security Agreement.

      Congoleum expects its trade and other unsecured nonasbestos creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. The Company's goal is to finalize negotiations of a pre-packaged Chapter 11 plan of reorganization and begin soliciting acceptances for such plan by no later than August, 2003 and to commence its pre-packaged Chapter 11 case in September 2003. After it has commenced its pre-packaged Chapter 11 case, Congoleum expects it would take another two to six months to confirm the plan and emerge from the process. The Company hopes to obtain confirmation of its plan by the end of 2003.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher. During the six months ended June 30, 2003, the Company paid $7.1 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6 "Asbestos Liabilities." There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report, and the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, or that there may not be delays, which could be significant, in satisfying or obtaining them. Delays in obtaining the necessary supporting votes in favor of the Company's plan of reorganization, as well as any other delays in getting the Company's plan of reorganization approved by the bankruptcy court, could result in a proceeding that takes longer, and is more costly, than the Company has estimated. Furthermore, any such delay could result in the Company's pre-packaged plan of reorganization not being confirmed by the bankruptcy court or in the abandonment of the pre-packaged plan of reorganization in favor of a non-prepackaged plan of reorganization. If a pre-packaged plan of reorganization is abandoned in favor of a non-prepackaged plan of reorganization, the Company would likely incur significantly more costs due to the likely substantial litigation that would ensue among the Company, its insurers and the Company's asbestos claimants, as well as other possible parties. Such a plan would also significantly increase the risk that the Company may not obtain bankruptcy court confirmation of the plan of reorganization due to the likely greater difficulty of negotiating a plan of reorganization with more impaired classes of creditors. Also, obtaining confirmation of a plan under those circumstances would likely take a considerable amount of time and effort in order for the various parties involved to negotiate a plan in light of their potentially conflicting interests. There can be no assurance that the terms of any non-prepackaged plan of reorganization would be on terms as favorable to the Company, its shareholders, holders of its Senior Notes and other nonasbestos-related constituents as the expected terms of the Company's anticipated pre-packaged plan of reorganization.

2. Recent Accounting Principles

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed a transitional impairment test of goodwill and concluded that there was an impairment. The Company compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of the Company's assets and liabilities, there should be no goodwill recorded. Accordingly, the Company recorded an impairment loss of $10.5 million during the first quarter of 2002, which has been recorded as a cumulative effect of a change in accounting principle.

      The impact of the adoption of SFAS 142 on the Company's financial statements also resulted in the elimination of $216 thousand of goodwill amortization expense or $.03 per share for the six months ended June 30, 2002.

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on report results. The Company continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company accounted for its stock option plans in accordance with SFAS 123, the pro forma compensation expense from stock options would have increased the reported net loss per share for the six months ended June 30, 2003 and 2002 by $.01 and $.00, respectively.

                                                       For the Six Months Ended
                                                               June 30,
(Dollars in thousands except per share amounts)           2003          2002
                                                          ----          ----

      Net loss:
            As reported                                $   (4,579)   $  (10,328)
            Pro forma compensation                            (52)           (1)
                                                       ----------    ----------
            As adjusted                                $   (4,631)   $  (10,329)
                                                       ==========    ==========

      Net loss per share, basic and diluted:
            As reported                                $    (0.55)   $    (1.25)
            Pro forma compensation                          (0.01)        (0.00)
                                                       ----------    ----------
            As adjusted                                $    (0.56)   $    (1.25)
                                                       ==========    ==========

      In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45") was issued. The accounting recognition provisions of FASB Interpretation No. 45 were effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The Company did not initiate such guarantees during the six months ended June 30, 2003, and had not previously entered into any other arrangements with third parties within the scope of FASB Interpretation No. 45, except as discussed below.

      Pursuant to a Joint Venture Agreement from 1992, the Company had agreed to indemnify ABI against certain claims arising from operations of the floor tile business it acquired from ABI. Substantially all payments under this agreement, which amounted to $229 thousand prior to 2003 and $819 thousand in the first six months of 2003, are for legal fees in connection with resolution of Congoleum's asbestos liabilities, including those assumed under the Joint Venture Agreement. The Company's provision for costs to resolve its asbestos liabilities includes an estimate of amounts expected to be paid for indemnification. See Note 6 for further discussion regarding the impact of the Company's planned pre-packaged reorganization on the provisions of the indemnity.

3. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                               June 30,       December 31,
      (Dollars in thousands)                     2003            2002
                                               -------        ------------

      Finished goods                           $43,967          $38,702
      Work-in-process                            3,680            3,467
      Raw materials and supplies                 6,213            8,556
                                               -------          -------
           Total Inventories                   $53,860          $50,725
                                               =======          =======

4. Income (Loss) Per Share

      Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. There were 691,500 shares that were excluded from the diluted earnings per share calculation because their stock option strike price was greater than the market price.

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

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies; substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.8%.

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

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of ABI and the Company's distributors that derive from claims asserted against the Company as may be afforded under Section 524(g)(4) of the Bankruptcy Code. Approval of an asbestos channeling injunction pursuant to Section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the bankruptcy court.

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

      Pursuant to the terms and conditions of the Claimant Agreement, the Company will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement, which settled claims will be fully secured by the Collateral, and all other claims with claimants electing to participate on the terms and conditions of the Claimant Agreement, which settled claims will be partially secured by the Collateral in an amount equal to 75% of the settled value, with the remaining 25% of the settled value being unsecured. The Company expects that, under the plan, a trust will be established upon consummation of the Company's confirmed Chapter 11 plan of reorganization (the "Plan Trust"). As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the bankruptcy court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the bankruptcy court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

      On June 6, 2003, the Company executed amendments to the Claimant Agreement and the Collateral Trust Agreement, which amendments provided additional time for the parties to review and respond to information required to participate in the settlement. Pursuant to those amendments, the Company entered into a termination agreement, which terminated the Security Agreement, and entered into a new security agreement, the terms of which are materially similar to the terms of the Security Agreement.

       The Company expects that its trade and other unsecured nonasbestos creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. The Company's goal is to finalize negotiations of a pre-packaged Chapter 11 plan of reorganization and begin soliciting acceptances for such plan by no later than August 2003. If the requisite plan acceptances are received, the Company intends to commence its pre-packaged Chapter 11 case as soon as practicable after confirming that those acceptances have been received, and request court approval of the plan. The Company's goal is to commence its pre-packaged Chapter 11 case in September 2003. After it has commenced its pre-packaged Chapter 11 case, Congoleum expects it would take another two to six months to confirm the plan and emerge from the process. The Company hopes to obtain confirmation of its plan by the end of 2003.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's anticipated pre-packaged Chapter 11 plan of reorganization. The Company expects that the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the later of June 30, 2005 and the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. The Company expects that interest on outstanding principal of the Company Note will accrue at a rate of 9% per annum. The Company further expects that interest on the Original Principal Amount will accrue and be payable quarterly and that interest on the Additional Principal Amount will accrue quarterly and be added to the Additional Principal Amount as additional principal. The Company expects that upon the earlier of August 1, 2008 and the date that all of the Company's 8 5/8% Senior Notes due 2008 are repaid in full, interest on the then outstanding Additional Principal Amount will then accrue and be payable quarterly.

      The Company further expects that all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. The Company expects that events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the Indenture, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and ABI of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The Company expects that the terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. The Company further expects that the Company Note would provide that, if the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default of the indenture governing the Company's Senior Notes, and with regard to other events of default of the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Company further expects that the Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Company's Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      The Company expects that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note as collateral for the Company's obligations under the Company Note. In addition, the Company further understands that, as additional security under the Company Note, the Company Note, the ABI Pledge Agreement and the anticipated terms of the Company's pre-packaged Chapter 11 plan of reorganization would also provide that any amounts that the Plan Trust would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Company's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement from 1992 to which both the Company and ABI are parties to (as amended, the "Joint Venture Agreement") will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such payments that would otherwise have been payable to ABI pursuant to that right of indemnity, would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's anticipated pre-packaged Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company further expects that the Company Note, the ABI Pledge Agreement and the Company's pre-packaged Chapter 11 plan of reorganization would also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust, and until such time, any such payments that would otherwise have been payable to ABI pursuant to that right of indemnity, will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until paid to ABI, as further provided under the Company's pre-packaged Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company expects that ABI would be allowed to prepay the principal amount of the Company Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and that any interest that may have accrued but not yet been paid at the time of any principal repayment would be due and payable at the time of the principal repayment. The Company expects that it would be obligated to repay ABI for any amounts paid by ABI pursuant to the Company Note, which repayment obligation would by evidenced by a promissory note or notes to be issued by the Company to ABI. It is expected that any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Company Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Company Note and with regard to amounts owing and payable pursuant to the Company's Senior Notes and credit facility, except that the right of full subordination with regard to the Company's Senior Notes and credit facility would contain an exception that would allow the Company to make regularly scheduled interest payments to ABI pursuant to any such note so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      It is further expected that if ABI prepaid the Company Note and ABI sold all or substantially all of the shares of the Company's stock that it held as of the Principal Adjustment Date during the three-year period following such date, it would be obligated to make a contribution to the Plan Trust if the equity value of the Company implied by the price paid to ABI for the shares of the Company's stock exceeded the greater of $2,738,234.75 or 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date). In such instance, it is expected that the Company's pre-packaged plan of reorganization would obligate ABI to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the expected terms of the Company's pre-packaged Chapter 11 plan of reorganization, the Company would be obligated to repay ABI for any amounts paid by ABI to the Plan Trust pursuant to this obligation. In satisfaction of this repayment obligation, it is expected that the Company would issue a promissory note to ABI in a principal amount equal to the amount of any such payments made by ABI plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Company's Senior Notes and credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      The Company further expects that the Plan Trust would be able to transfer the Company Note, in whole but not in part, at any time following the Principal Adjustment Date. Upon any transfer of the Company Note, the amounts pledged by ABI and held in escrow by the Plan Trust for ABI's benefit with regard to ABI's indemnity rights discussed above, will be paid by the Plan Trust, first, to the Plan Trust in repayment of principal then outstanding on the Company Note together with any accrued but unpaid interest thereon and, second, any amounts remaining would be distributed by the Plan Trust to ABI.

      The Company further expects that ABI will make a cash contribution in the amount of $250,000 to the Plan Trust upon the formation of the Plan Trust.

      The Company has understood that, as part of the Company's pre-packaged Chapter 11 plan of reorganization, ABI's goal was to have all current and future asbestos claims that may be asserted against it channeled to the Plan Trust. At the present time, the Company's pre-packaged Chapter 11 plan of reorganization will not provide relief to ABI for all asbestos claims that may be asserted against it and will not include an assignment of ABI's insurance policies to the Plan Trust. ABI has not abandoned its goal of obtaining that relief at a future time if circumstances change so that the Company and ABI believe that ABI could attain its desired channeling relief without posing significant risks to the success of the Company's plan or ABI, its insurance coverage and its business. Both the Company and ABI, however, presently believe that it is unlikely that ABI will be successful in realizing its goal in this regard, and the Company understands that ABI is not actively pursuing this goal at this time.

      As previously discussed, under the expected terms of the Company's plan, ABI would receive certain relief as may be afforded under section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the Company and ABI do not expect that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. The Company and ABI also expect that the contributions ABI would make to the Plan Trust will differ from the contributions previously publicly disclosed that might be made by ABI if it were to receive its desired relief and are expected to consist of those items referred to above in this Note 6.

      While the Company believes its contemplated pre-packaged Chapter 11 plan is feasible and in the best interest of all the Company's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company are expected to be approximately $21.3 million at a minimum. Of this estimated amount, the Company paid, during the six months ended June 30, 2003, $7.1 million for legal fees, indemnity settlements and reorganization costs related to asbestos litigation.

      Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 18,394 pending lawsuits (including workers' compensation cases) involving approximately 90,949 individuals as of June 30, 2003, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 16,156 lawsuits at December 31, 2002 that involved approximately 56,567 individuals. Activity related to asbestos claims was as follows:

                                                Six months ended     Year ended
                                                    June 30,        December 31,
                                                      2003              2002
      --------------------------------------------------------------------------

      Beginning claims .......................       16,156               6,563
      New claims .............................        2,702              10,472
      Settlements ............................          (58)                (69)
      Dismissals .............................         (406)               (810)

      --------------------------------------------------------------------------

      Ending claims ..........................       18,394              16,156
                                                    =======             =======

      In addition, the Company has been advised by a number of attorneys representing plaintiffs that they have filed claims against the Company for which notice has not yet been served or which have been added by amendments to existing complaints. While the Company cannot presently determine how many additional such claimants there may be, the Company has been advised by plaintiffs' counsel of over 10,000 additional filed claimants, for which the Company has not yet been served.

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

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid during the first six months of 2003 and the full year 2002 to defend and settle claims:

                                                  Six Months Ended        Year Ended
($ in millions)                                     June 30, 2003      December 31, 2002
                                                    -------------      -----------------
      Indemnity costs paid by the Company's
          Insurance carriers                           $ 0.0               $ 1.3

      Indemnity costs paid by the Company                0.8                 2.7

      Defense costs paid by the Company                  2.9                 1.4

      Indemnity settled with insurance proceeds
          Assignment                                    10.4                14.4

      The Company's primary insurance carriers paid defense costs in addition to the above amounts through August 2002. Such amounts were not reported to the Company by year of payment, and have not been included in the table.

      At June 30, 2003, there were $0.1 million in additional settlements outstanding that the Company had entered into but not yet funded.

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

      Accounting for Asbestos-Related Claims

      Costs per claim vary widely depending on a number of factors, including the nature of the alleged exposure, the injury alleged, and the jurisdiction where the claim was litigated. As of June 30, 2003, the Company has incurred defense and indemnity costs aggregating $61.5 million, to resolve asbestos-related claims involving over 39,200 claimants, the substantial majority of which has been paid by the Company's insurance carriers or by assignments of future insurance recoveries.

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

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting for its estimate of future asbestos-related costs.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves from December 31, 2002 to June 30, 2003:

                                                                  (In Thousands)

      Accrued asbestos-related expenses
         At December 31, 2002                                        $ 21,295
      Payments                                                         (7,097)
                                                                     --------
      Balance at June 30, 2003                                       $ 14,198
                                                                     ========

      During the six months ended June 30, 2003, the Company paid $7.1 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization plan costs related to asbestos litigation.

7. Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue for the related products is recognized. The following table sets forth activity in the Company's warranty reserves for the six-month period ended June 30, 2003 and June 30, 2002 (in millions):

                                                     June 30,         June 30,
                                                       2003             2002
                                                     --------         --------

      Beginning balance                               $2.6              $2.5
      Accruals                                         3.5               3.2
      Charges                                         (3.3)             (2.3)
                                                      ----              ----
      Ending balance                                  $2.8              $3.4
                                                      ====              ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involves risks, uncertainties and assumptions. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled, "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report or Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.

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

      The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of ABI and the Company's distributors from claims asserted against the Company as may be afforded under section 524(g)(4) of the Bankruptcy Code. Approval of an asbestos channeling injunction under Section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the bankruptcy court.

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

      The Company expects that, under the plan, the Plan Trust will be established upon consummation of the Company's confirmed pre-packaged Chapter 11 plan of reorganization. As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust.

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

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher. During the six months ended June 30, 2003, the Company paid $7.1 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation. The Company believes that its remaining reserves are adequate to execute its plan of reorganization. For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three and six months ended June 30, 2003 as compared to three and six months ended June 30, 2002

      Net sales for the second quarter of 2003 were $55.0 million, as compared to $68.0 million in the second quarter of 2002, a decrease of $13.0 million or 19.1%. This decrease in sales was primarily due to three factors. First, the continued weakness in the manufactured housing segment. The second factor was an increase in inventory by the Company's largest distributor in the second quarter of 2002, which negatively impacted sales comparisons. Third, the lower direct tile sales to mass-merchandisers reflecting the loss of a major home center during the second half of 2002. Year-to-date net sales for the first six months of 2003 were $108.6 million, a decrease of $17.3 million or 13.8% from the first six months of 2002. The year-to-date sales decrease is primarily due to the factors impacting the second quarter as detailed above. In addition, the first half of 2002 was buoyed by initial shipments of do-it-yourself tile to a major home center.

      Gross profit for the second quarter of 2003 was $12.3 million, down $4.1 million from $16.4 million in the second quarter of 2002. Gross profit as a percent of net sales decreased to 22.3% in the second quarter of 2003 from 24.1% in the second quarter of 2002. Gross profit dollars decreased as a result of the lower sales and margin decline due to lower production volumes over which to absorb fixed manufacturing costs and a less profitable mix. Gross profit for the first six months of 2003 was $24.9 million (23.0% of net sales), as compared to $30.2 million (24.0% of net sales) in the first half of 2002. The decline in gross profit margin for the first six months of 2003 was due to lower sales volumes and a less profitable mix.

      Selling, general and administrative expenses were $12.5 million in the second quarter of 2003, down $1.0 million from the second quarter of 2002. The decrease in selling, general and administrative expenses for the quarter reflect lower sales and marketing expenditures, lower incentive related expenses and the impact of a workforce reduction in May 2003 partially offset by severance charges related to that reduction. As a percent of net sales, selling, general and administrative expenses were 22.8% in the second quarter of 2003, as compared to 19.9% in the second quarter of 2002. For the six months ended June 30, 2003, selling, general and administrative expenses were $25.7 million (23.7% of net sales), as compared to $26.7 million (21.2% of net sales) in the same period one year earlier. Expenses for the first six months of 2003 are lower compared to the prior year period due to the factors listed above.

      Loss from operations for the second quarter of 2003 was $0.3 million, as compared to income from operations of $2.9 million in the second quarter of 2002. Operating loss for the first six months of 2003 was $0.8 million, compared to income from operations of $3.6 million in the first half of 2002.

      The provision for income taxes for the six months ended June 30, 2003 represents an effective tax rate of 0%. ___ A valuation allowance is provided against the net deferred tax assets generated in the first six months of 2003.

Liquidity and Capital Resources

      The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are incorporated herein by reference. These matters will have a material adverse impact on liquidity and capital resources. ____ In 2003, the Company anticipates spending $21.3 million in fees, expenses, and indemnity contributions to effect its planned reorganization under Chapter 11 of the Bankruptcy Code, $7.1 million of which was spent in the six months of 2003.

      Unrestricted cash, cash equivalents and short-term investments decreased $7.1 million for the six months ended June 30, 2003 to $11.2 million. ___ Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. Working capital at June 30, 2003 was $27.1 million, down from $28.8 million at December 31, 2002. The ratio of current assets to current liabilities at June 30, 2003 and December 31, 2002 was 1.38 to one and 1.4 to one, respectively. Cash used by operations was $16.6 million for the first six months of 2003, compared to cash used by operations of $6.5 million in the first six months of 2002. The increase in net cash used by operations in the first six months of 2003 versus the first six months of 2002 was primarily due to lower earnings levels, reorganization related payments, higher inventories, higher receivables and lower accrued expenses for sales incentive and sample program payouts.

      Capital expenditures were $2.5 million and $4.3 million for the first six months of 2003 and 2002, respectively. Total 2003 capital spending is expected to be approximately $7.5 million. Required contributions to the Company's defined benefit pension plans in 2003 are expected to be approximately $5.2 million, of which $2.0 million was paid in the first six months of 2003.

      In December 2001, the Company entered into a new three-year revolving credit facility (the "Credit Agreement") which provides for borrowings up to $30.0 million. Interest is based on .75% above a designated prime rate, or 3.25% over the Adjusted Eurodollar Rate, as applicable and subject to certain adjustments, depending on meeting the required covenants under the Credit Agreement. The Credit Agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under the Credit Agreement must be met in order for the Company to borrow from the facility. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2003, based on the level of receivables and inventory, the Company had borrowing availability of $19.3 million, of which $14.9 million was outstanding under the Credit Agreement and $1.8 million was utilized for outstanding letters of credit.

      In September 2002, the Company and its lender under the Credit Agreement amended the Credit Agreement to revise certain financial and other covenants. The Company and its lender under the Credit Agreement further amended the Credit Agreement in February 2003 to revise certain financial and other covenants on terms negotiated to reflect the transactions contemplated by the Company's intended global settlement of its asbestos claims liability. The Company expects that it and its lender will further amend the Credit Agreement, or will enter into a new credit agreement that would replace the Credit Agreement, to provide the Company with debtor-in-possession financing for the period of time that the Company's Chapter 11 reorganization case remains pending. The Company expects that the economic terms of the debtor-in-possession financing will be substantially similar as the economic terms of the Credit Agreement.

      In March 2003, the Company and the trustee of the indenture governing the Company's 8-5/8% Senior Notes Due 2008 amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue possible resolutions of its current and future asbestos claims liability, including negotiating a global settlement with current asbestos plaintiffs, and soliciting acceptances of and filing a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Holders of a majority in aggregate principal amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.

      In August 2003, the Company and the trustee of the indenture governing the Company's 8 5/8% Senior Notes Due 2008 amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue approval of its pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, including expressly permitting the Company to issue the Company Note to the Plan Trust, to reflect certain possible contributions expected to be made by ABI to the Plan Trust and expressly permitting the Company to issue promissory notes to ABI as repayment for certain amounts which may be paid by ABI to the Plan Trust. Holders of a majority in aggregate principal amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.

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

      As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against the Company. In furtherance of the agreement in principle, the Company entered into a settlement agreement with various asbestos claimants, which provides for a global settlement of more than 75% of the known asbestos personal injury claims pending against the Company. The agreement in principle also contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of ABI and the Company's distributors from claims asserted against the Company as may be afforded under section 524(g)(4) of the Bankruptcy Code. Confirmation of an asbestos channeling injunction pursuant to Section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan, as well as a determination by the bankruptcy court that the plan has satisfied certain criteria under the Bankruptcy Code.

      There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any settlement reached by the Company with its asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, or that there may not be delays, which could be significant, in satisfying or obtaining them. Delays in obtaining the necessary supporting votes in favor of the Company's plan of reorganization, as well as any other delays in getting the Company's plan of reorganization approved by the bankruptcy court, could result in a proceeding that takes longer, and is more costly, than the Company has estimated. Furthermore, any such delay could result in the Company's pre-packaged plan of reorganization not being confirmed by the bankruptcy court or in the abandonment of the pre-packaged plan of reorganization in favor of a non-prepackaged plan of reorganization. If a pre-packaged plan of reorganization is abandoned in favor of a non-prepackaged plan of reorganization, the Company would likely incur significantly more costs due to the likely greater difficulty of negotiating a plan of reorganization with more impaired classes of creditors. Also, obtaining confirmation of a plan under those circumstances would likely take a considerable amount of time and effort in order for the various parties involved to negotiate a plan in light of their potentially conflicting interests. There can be no assurance that the terms of any non-prepackaged plan of reorganization would be on terms as favorable to the Company, its shareholders, holders of its Senior Notes and other nonasbestos-related constituents as the expected terms of the Company's anticipated pre-packaged plan of reorganization.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability by pursuing a global settlement of its pending asbestos claims and soliciting consents for and filing a prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) the Company's and its controlling shareholder's, American Biltrite Inc.'s, satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution and pledge in connection with the Company's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive,
(iv) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, including the Company's ability to obtain debtor-in-possession financing from its current lender under its credit facility or from another lender, (v) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it and (vi) compliance with the Bankruptcy Code, including section 524(g).

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of June 30, 2003 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 4: Controls and Procedures

    (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

    (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Item 2. Changes in Securities and Use of Proceeds:  None

         Item 3. Defaults Upon Senior Securities:  None

         Item 4. Submission of Matters to a Vote of Security Holders:

                       At the Annual Meeting of Stockholders held on May 7,
                 2003, the following actions were taken:

                       Two nominees were elected as Class A Directors who
                 will hold office Until the Annual Meeting of Stockholders in 2006 and until their successors are duly elected and qualify.

                 Name                      Votes For         Votes Withheld
                 ----                      ---------         --------------

                 William M. Marcus         11,923,409             3,922

                 C. Barnwell Straut        11,923,409             3,922

                       The following persons are the other Directors of the
                 Company whose term of office as a Director continued after the meeting:

                 Richard G. Marcus    Roger S. Marcus        Cyril C. Baldwin

                 Mark S. Newman       John N. Irwin III      Mark N. Kaplan

         Item 5. Other Information: None

            Item 6. Exhibits and Reports on Form 8-K:

                  (a) Exhibits

Exhibit
Number      Exhibits
------      --------

2.1 Plan of Repurchase dated as of February 1, 1995, by and among American Biltrite Inc., Hillside Industries Incorporated, Congoleum Holdings Incorporated, Resilient Holdings Incorporated and the Company (1)

3.1         Certificate of Incorporation of the Company, as amended (2)

3.2         Amended and Restated Bylaws of the Company (2)

4.1 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside (1)

4.2 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee (3)

4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee (6)

4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4.3 Loan and Security Agreement, dated December 10, 2001, by and between Congress Financial Corporation and the Company (4)

4.3.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and the Company
            (5)

4.3.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and the Company (6)

10.1 Settlement Agreement Between the Company and Various Asbestos Claimants Dated April 10, 2003

10.1.1 First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003

10.2 Collateral Trust Agreement, dated April 16, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10.2.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10.3 Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10.3.1 Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust 10.3.2 Termination Agreement, dated June 6, 2003, by and between the Company and Arthur
            J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10.3.3 Superceding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust


31.1        Certification of Chief Executive Officer

31.2        Certification of Chief Financial Officer

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002


----------
(1) Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995

(2) Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996

(3) Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998

(4) Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001

(5) Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

(6) Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002

            (b) Reports on Form 8-K

                  (i) On April 1, 2003, the Company filed a Current Report on Form 8-K, dated the same date, under Item 5, announcing that the Company had entered into a First Supplemental Indenture to the Indenture governing the Company's 8 5/8% Senior Notes Due 2008 and that it had reached an agreement in principle to settle its asbestos claims, and furnished the Current Report on Form 8-K, under Item 12, relating to the Company's press release dated March 31, 2003 announcing its financial results for the year ended December 31, 2002.

                  (ii) On May 16, 2003, the Company furnished a Current Report on Form 8-K, dated the same date, under Item 12, relating to the Company's press release dated May 14, 2003 announcing its financial results for the quarter ended March 31, 2003.

                  (iii) On June 10, 2003, the Company filed a Current Report on
                        Form 10-Q, dated the same date, under Item 5, relating to the Company's press release dated June 9, 2003 in which it announced that it had entered into certain amendments to the settlement agreement it had previously entered into with attorneys representing more than 75% of the known present claimants with asbestos claims pending against the Company and certain ancillary agreements relating to that settlement agreement.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONGOLEUM CORPORATION
                                           (Registrant)


Date: August 14, 2003              By: /s/ Howard N. Feist III
                                       --------------------------------------
                                             (Signature)

                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

                                INDEX TO EXHIBITS


    Exhibit
     Number       Exhibits
     ------       --------

        2.1 Plan of Repurchase dated as of February 1, 1995, by and among American Biltrite Inc., Hillside Industries Incorporated, Congoleum Holdings Incorporated, Resilient Holdings Incorporated and the Company (1)

        3.1       Certificate of Incorporation of the Company, as amended
                  (2)

        3.2       Amended and Restated Bylaws of the Company (2)

        4.1 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside (1)

        4.2 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee (3)

      4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee (6)

      4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

        4.3 Loan and Security Agreement, dated December 10, 2001, by and between Congress Financial Corporation and the Company (4)

      4.3.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and the Company (5)

      4.3.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and the Company (6)

       10.1 Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003

     10.1.1 First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003

       10.2 Collateral Trust Agreement, dated April 16, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

     10.2.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

       10.3 Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

     10.3.1 Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

     10.3.2 Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

     10.3.3 Superceding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

       31.1       Certification of Chief Executive Officer

       31.2       Certification of Chief Financial Officer

       32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
(1) Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995

(2) Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996

(3) Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998

(4) Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001

(5) Incorporated by reference to the exhibit bearing the same number filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

(6) Incorporated by reference to the exhibit bearing the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002