Form 10-Q
period 2003-09-30
CONGOLEUM CORP
filed 2003-11-13
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                                       or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at October 31, 2003
  -------------------------------        -------------------------------------

     Class A Common Stock                           3,651,190
     Class B Common Stock                           4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets as of
            September 30, 2003 (unaudited) and December 31, 2002.............  3

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2003 and 2002
            (unaudited)......................................................  4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2003 and 2002 (unaudited)....  5

            Notes to Unaudited Condensed Consolidated Financial
            Statements (unaudited)...........................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 32

Item 4. Controls and Procedures.............................................. 32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 33

Item 2. Changes in Securities and Use of Proceeds............................ 33

Item 3. Defaults Upon Senior Securities...................................... 33

Item 4. Submission of Matters to a Vote of Security Holders.................. 33

Item 5. Other Information.................................................... 33

Item 6. Exhibits and Reports on Form 8-K..................................... 33

Signatures   ................................................................ 36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,  December 31,
                                                                      2003          2002
                                                                    ---------    ---------
                                                                   (Unaudited)
                                                                     (Dollars in thousands)
ASSETS
Current assets:
    Cash and cash equivalents ...................................   $   7,993     $  18,277
    Restricted cash .............................................       4,117            --
    Accounts and notes receivable, net ..........................      19,786        17,034
    Inventories .................................................      45,655        50,725
    Prepaid expenses and other current assets ...................       4,253         7,868
    Deferred income taxes .......................................       7,901         7,901
                                                                    ---------     ---------
       Total current assets .....................................      89,705       101,805
Property, plant and equipment, net ..............................      89,173        93,556
Other assets ....................................................       8,248         8,630
                                                                    ---------     ---------
       Total assets .............................................   $ 187,126     $ 203,991
                                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ............................................   $  11,551     $  14,647
    Accrued expenses ............................................      25,960        33,021
    Revolving credit loan .......................................       8,497            --
    Asbestos-related expenses ...................................      10,150        21,295

    Accrued taxes ...............................................         111            59
    Deferred income taxes .......................................       3,954         3,954
                                                                    ---------     ---------
       Total current liabilities ................................      60,223        72,976
Long-term debt ..................................................      99,761        99,724
Other liabilities ...............................................      11,780        11,782
Deferred income taxes ...........................................       3,947         3,947
Accrued pension liability .......................................      22,018        22,932
Accrued postretirement benefit obligation .......................       8,774         8,708
                                                                    ---------     ---------
       Total liabilities ........................................     205,940       220,069

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01 per share; 20,000,000
    shares Authorized; 4,736,950 shares issued as of September
    30, 2003 and December 31, 2002 ..............................          47            47
Class B common stock, par value $0.01 per share; 4,608,945
    shares Authorized, issued and outstanding as of September
    30, 2003 and December 31, 2002 ..............................          46            46
Additional paid-in capital ......................................      49,105        49,105
Retained deficit ................................................     (43,315)      (40,016)
Accumulated minimum pension liability adjustment ................     (17,447)      (17,447)
                                                                    ---------     ---------
                                                                      (11,564)       (8,265)
Less Class A common stock held in Treasury, at cost; 1,085,760
    shares at September 30, 2003 and December 31, 2002 ..........       7,813         7,813
                                                                    ---------     ---------
       Total stockholders' equity (deficit) .....................     (19,377)      (16,078)
                                                                    ---------     ---------
       Total liabilities and stockholders' equity (deficit) .....   $ 187,126     $ 203,991
                                                                    =========     =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                   --------------------    ----------------------
                                                                   2003          2002        2003        2002
                                                                              (In thousands, except
                                                                                per share amounts)

Net sales .....................................................   $ 61,139    $ 57,736    $ 169,715    $ 183,638
Cost of sales .................................................     46,126      42,188      129,779      137,862
Selling, general and administrative expenses ..................     13,356      12,921       39,072       39,589
                                                                  --------    --------    ---------    ---------
    Income from operations ....................................      1,657       2,627          864        6,187
Other income (expense):
    Interest income ...........................................          7          83           55          202
    Interest expense ..........................................     (2,278)     (2,091)      (6,748)      (6,250)
    Other income ..............................................        310         349          946        1,157
                                                                  --------    --------    ---------    ---------
       Income (loss) before income taxes and cumulative
            effect of accounting change .......................       (304)        968       (4,883)       1,296
Provision (benefit) for income taxes ..........................     (1,584)        416       (1,584)         549
                                                                  --------    --------    ---------    ---------
       Net income (loss) before cumulative effect of
            accounting change, basic and diluted ..............      1,280         552    $  (3,299)         747
Cumulative effect of accounting change ........................         --          --           --      (10,523)
                                                                  --------    --------    ---------    ---------

    Net income (loss) .........................................   $  1,280    $    552    $  (3,299)   $  (9,776)
                                                                  ========    ========    =========    =========
       Net income (loss) per common share before cumulative
            effect of accounting change, basic and diluted ....   $   0.15    $   0.07    $   (0.40)   $     .09
       Cumulative effect of accounting change .................         --          --           --        (1.27)
                                                                  --------    --------    ---------    ---------

       Net income (loss) per common share, basic and diluted ..   $   0.15    $   0.07    $   (0.40)   $   (1.18)
                                                                  ========    ========    =========    =========

       Weighted average number of common shares outstanding ...      8,260       8,260        8,260        8,260
                                                                  ========    ========    =========    =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       --------------------
                                                                         2003        2002
                                                                           (In thousands)

Cash flows from operating activities:
   Net loss ........................................................   $ (3,299)   $ (9,776)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation .................................................      8,352       7,946
      Amortization .................................................        419         419
      Deferred income taxes ........................................         --       2,518
      Cumulative effect of accounting change .......................         --      10,523
      Changes in certain assets and liabilities:
         Accounts and notes receivable .............................     (2,752)     (6,346)
         Inventories ...............................................      5,070       2,179
         Prepaid expenses and other assets .........................      3,615       2,497
         Accounts payable ..........................................     (3,096)     (3,499)
         Accrued expenses ..........................................    (18,154)      1,520
         Other liabilities .........................................       (850)     (3,071)
                                                                       --------    --------
            Net cash (used in) provided by operating activities ....    (10,695)      4,910
                                                                       --------    --------
   Cash flows from investing activities:
      Capital expenditures .........................................     (3,969)     (6,708)
      Maturities of short-term investments .........................         --       1,416
                                                                       --------    --------
            Net cash used in investing activities ..................     (3,969)     (5,292)
                                                                       --------    --------
   Financing activities:
      Net short-term borrowings ....................................      8,497          --
      Net change in restricted cash ................................     (4,117)         --
                                                                       --------    --------
            Net cash provided by financing activities ..............      4,380          --
                                                                       --------    --------
Net decrease in cash and cash equivalents ..........................    (10,284)       (382)
Cash and cash equivalents:
   Beginning of period .............................................     18,277      15,257
                                                                       --------    --------
   End of period ...................................................   $  7,993    $ 14,875
                                                                       ========    ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Congoleum Corporation (the "Company" or "Congoleum") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum's financial position, results of operations and cash flow have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      On January 13, 2003, the Company announced that it had begun preliminary settlement negotiations with attorneys it believed represented the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of those negotiations, it intended to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys it believes represented more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization and confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of American Biltrite Inc., the Company's controlling shareholder ("ABI"), and the Company's distributors from claims asserted against the Company as may be afforded under Section 524(g)(4) of the Bankruptcy Code. Approval of an asbestos channeling injunction pursuant to Section 524(g)(4) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the bankruptcy court.

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

      The Company expects that, under the pre-packaged plan, the Plan Trust (as defined in Note 6 "Asbestos Liabilities") will be established upon consummation of the Company's confirmed Chapter 11 plan of reorganization. As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan of reorganization and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust.

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

      On October 27, 2003, the Company began soliciting acceptances for its pre-packaged plan of reorganization. The voting deadline to accept or reject the plan is December 19, 2003, unless extended by the Company. The Company expects to commence its pre-packaged Chapter 11 case in late December 2003 and hopes to obtain confirmation of its plan during the third quarter of 2004.

      Based on its pre-packaged bankruptcy strategy for resolving its asbestos liability, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher. During the nine months ended September 30, 2003, the Company paid $11.1 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6 "Asbestos Liabilities." There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report, and the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, or that there may not be delays, which could be significant, in satisfying or obtaining them. Delays in obtaining the necessary supporting votes in favor of the Company's plan of reorganization, as well as any other delays in getting the Company's plan of reorganization approved by the bankruptcy court, could result in a proceeding that takes longer, and is more costly, than the Company has estimated. Furthermore, any such delay could result in the Company's pre-packaged plan of reorganization not being confirmed by the bankruptcy court or in the abandonment of the pre-packaged plan of reorganization in favor of a non-prepackaged plan of reorganization. If a pre-packaged plan of reorganization is abandoned in favor of a non-prepackaged plan of reorganization, the Company would likely incur significantly more costs due to the likely substantial litigation that would ensue among the Company, its insurers and the Company's asbestos claimants, as well as other possible parties. Also, obtaining confirmation of a plan under those circumstances would likely take a considerable amount of time and effort in order for the various parties involved to negotiate a plan in light of their potentially adverse interests. There can be no assurance that the terms of any non-prepackaged plan of reorganization would be on terms as favorable to the Company, its shareholders, holders of its 8-5/8% Senior Notes Due 2008 (the "Senior Notes") and other nonasbestos-related constituents as the expected terms of the Company's anticipated pre-packaged plan of reorganization.

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

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair value based method of accounting for stock-based employee compensation and continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company accounted for its stock option plans in accordance with SFAS 123, the pro forma compensation expense from stock options would have increased the reported net loss per share for the nine months ended September 30, 2003 and 2002 by $.01 and $.01, respectively.

                                                    For the Nine Months Ended
                                                           September 30,
(Dollars in thousands except per share amounts)         2003          2002
                                                        ----          ----

Net loss:
     As reported                                     $  (3,299)    $  (9,776)
     Pro forma compensation                                (53)          (55)
                                                     ---------     ---------
     As adjusted                                     $  (3,352)    $  (9,831)
                                                     =========     =========

Net loss per share, basic and diluted:
     As reported                                     $   (0.40)    $   (1.18)
     Pro forma compensation                              (0.01)        (0.01)
                                                     ---------     ---------
     As adjusted                                     $   (0.41)    $   (1.19)
                                                     =========     =========

      In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45") was issued. The accounting recognition provisions of FASB Interpretation No. 45 were effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and estimable. The Company did not initiate such guarantees during the nine months ended September 30, 2003, and had not previously entered into any other arrangements with third parties within the scope of FASB Interpretation No. 45, except as discussed below.

      Pursuant to a Joint Venture Agreement entered into in 1992, the Company had agreed to indemnify ABI against certain claims arising from operations of the floor tile business it acquired from ABI. Substantially all payments under this agreement, which amounted to $229 thousand prior to 2003 and $1,125 thousand in the first nine months of 2003, are for legal fees in connection with resolution of Congoleum's asbestos liabilities. The Company's provision for costs to resolve its asbestos liabilities includes an estimate of amounts expected to be paid pursuant to this indemnification obligation. See Note 6 for further discussion regarding the impact of the Company's planned pre-packaged reorganization on this indemnification obligation.

3. Inventories

      A summary of the major classifications of inventories stated at the lower of LIFO cost or market is as follows:

                                                  September 30,    December 31,
         (Dollars in thousands)                       2003            2002
                                                    -------          -------

         Finished goods ......................      $36,160          $38,702
         Work-in-process .....................        3,310            3,467
         Raw materials and supplies ..........        6,185            8,556
                                                    -------          -------
            Total Inventories ................      $45,655          $50,725
                                                    =======          =======

4. Income (Loss) Per Share

      Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. There were 678,500 shares that were excluded from the diluted earnings per share calculation because those shares pertained to unexercised outstanding stock options having a per share strike price greater than the market price.

5. Commitments and Contingencies

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities are not reduced by the expected amount of insurance recoveries. Such estimated insurance recoveries are reflected in other noncurrent assets to the extent they are considered probable of recovery.

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), and similar state laws. In addition, in three other instances, although not named as a PRP, the Company has received a request for information. The pending proceedings in which the Company is a named PRP currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

6. Asbestos Liabilities

      Planned Settlement and Reorganization

      On January 13, 2003, the Company announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys it believes represented more than 75% of the known present claimants with asbestos claims pending against Congoleum.

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

      The Claimant Agreement establishes a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in whole or in part by the security interest in the Collateral. The Collateral Trust Agreement provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("pre-existing settlement agreements") with the Company and participating claimants who qualify for payment under unfunded settlement agreements entered into by the Company with plaintiffs that have asbestos claims pending against the Company and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of the Company's anticipated Chapter 11 reorganization case ("trial-listed settlement agreements").

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

      On October 27, 2003, the Company began soliciting acceptances for its pre-packaged plan of reorganization. The voting deadline to accept or reject the plan is December 19, 2003 unless extended by the Company. The Company expects to commence its pre-packaged Chapter 11 case in late December 2003 and hopes to obtain confirmation of its plan by the third quarter of 2004.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's anticipated pre-packaged Chapter 11 plan of reorganization. The Company expects that the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the later of June 30, 2005 and the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. The Company expects that interest on outstanding principal of the Company Note will accrue at a rate of 9% per annum. The Company further expects that interest on the Original Principal Amount will accrue and be payable quarterly and that interest on the Additional Principal Amount will accrue quarterly and be added to the Additional Principal Amount as additional principal. The Company expects that upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will then accrue and be payable quarterly.

      The Company further expects that all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. The Company expects that events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the Senior Notes, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and ABI of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The Company expects that the terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. The Company further expects that the Company Note would provide that, if the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default of the indenture governing the Company's Senior Notes, and with regard to other events of default of the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Company further expects that the Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      The Company expects that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note as collateral for the Company's obligations under the Company Note. In addition, the Company further understands that, as additional security under the Company Note, the Company Note, the ABI Pledge Agreement and the anticipated terms of the Company's pre-packaged Chapter 11 plan of reorganization would also provide that any amounts that the Plan Trust would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Company's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement, entered into in 1992, as to which both the Company and ABI are parties to (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI, would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's anticipated pre-packaged Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company further expects that the Company Note, the ABI Pledge Agreement and the Company's pre-packaged Chapter 11 plan of reorganization would also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by the Plan Trust, will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's pre-packaged Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company expects that ABI would be allowed to prepay the principal amount of the Company Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and that any interest that may have accrued but not yet been paid at the time of any principal repayment would be due and payable at the time of the principal repayment. The Company expects that it would be obligated to repay ABI for any amounts paid by ABI pursuant to the Company Note, which repayment obligation would by evidenced by a promissory note or notes to be issued by the Company to ABI. It is expected that any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Company Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Company Note and with regard to amounts owing and payable pursuant to the Senior Notes and credit facility, except that the right of full subordination with regard to the Senior Notes and credit facility would contain an exception that would allow the Company to make regularly scheduled interest payments to ABI pursuant to any such note so long as no default or event of default has occurred or is continuing under the indenture or the Company's credit facility.

      It is further expected that if ABI prepaid the Company Note and ABI sold all or substantially all of the shares of the Company's stock that it held as of the Principal Adjustment Date during the three-year period following such date, it would be obligated to make a contribution to the Plan Trust if the equity value of the Company implied by the price paid to ABI for the shares of the Company's stock exceeded the greater of $2,738,234.75 or 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date). In such instance, it is expected that the Company's pre-packaged plan of reorganization would obligate ABI to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the expected terms of the Company's pre-packaged Chapter 11 plan of reorganization, the Company would be obligated to repay ABI for any amounts paid by ABI to the Plan Trust pursuant to this obligation. In satisfaction of this repayment obligation, it is expected that the Company would issue a promissory note to ABI in a principal amount equal to the amount of any such payments made by ABI plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the indenture governing the Senior Notes or the Company's credit facility.

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

      The Company has understood that, as part of the Company's pre-packaged Chapter 11 plan of reorganization, ABI's goal was to have all current and future asbestos claims that may be asserted against it channeled to the Plan Trust. At the present time, the Company's pre-packaged Chapter 11 plan of reorganization does not provide relief to ABI for all asbestos claims that may be asserted against it and does not include an assignment of ABI's insurance policies to the Plan Trust. ABI has not abandoned its goal of obtaining that relief at a future time if circumstances change so that the Company and ABI believe that ABI could attain its desired channeling relief without posing significant risks to the success of the Company's plan or ABI, its insurance coverage and its business. Both the Company and ABI, however, presently believe that it is unlikely that ABI will be successful in realizing its goal in this regard, and the Company understands that ABI is not actively pursuing this goal at this time.

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

      While the Company believes its contemplated pre-packaged Chapter 11 plan is feasible and in the best interest of all the Company's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company are expected to be approximately $21.3 million at a minimum. Of this estimated amount, the Company paid, during the nine months ended September 30, 2003, $11.1 million for legal fees, indemnity settlements and reorganization costs related to asbestos litigation.

      Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 19,473 pending lawsuits (including workers' compensation cases) involving approximately 102,485 individuals as of September 30, 2003, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 16,156 lawsuits at December 31, 2002 that involved approximately 56,567 individuals. Activity related to asbestos claims was as follows:

                                             Nine months ended     Year ended
                                               September 30,      December 31,
                                                   2003               2002
         ---------------------------------------------------------------------
         Beginning claims .............           16,156               6,563
         New claims ...................            3,849              10,472
         Settlements ..................              (62)                (69)
         Dismissals ...................             (470)               (810)
         ---------------------------------------------------------------------
         Ending claims ................           19,473              16,156
                                                 =======             =======

      In addition, the Company has been advised by a number of attorneys representing plaintiffs that they have filed claims against the Company for which notice has not yet been served or which have been added by amendments to existing complaints. While the Company cannot presently determine how many additional such claimants there may be, the Company has been advised by plaintiffs' counsel of over 5,000 additional filed claimants, for which the Company has not yet been served.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance coverage was exhausted. The exhaustion of limits by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in indemnity coverage plus related defense costs before their policies were implicated. On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Although Congoleum is not a party to this case, the decision in the Spaulding Case is likely binding on Congoleum and its primary insurance companies. Thus, based on the Spaulding Case decision, the primary insurance companies are obligated to provide the additional coverage previously disputed by the excess carriers. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. While the excess carriers have objected to the reasonableness of several of these settlements, Congoleum believes that the primary insurance company will now cover these settlements. Notwithstanding that the primary insurance company will likely pay these settlements, Congoleum also believes that the excess carriers will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation and have also raised various objections to the Company's planned reorganization strategy and negotiations.

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum ("Claimant Agreement") on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement, and also contend the Claimant Agreement is not fair, reasonable or in good faith. Congoleum disputes the allegations and contentions of the excess insurance carriers. On Friday, November 7, 2003, the court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. Discovery continues in the coverage litigation.

      Given the actions of its excess insurance carriers, the Company believes it likely that, pending settlement with or payment of re-opened limits by the primary policies, it will have to continue funding asbestos-related expenses for defense expense and indemnity itself until it files for Chapter 11 protection, which it expects will occur in late December 2003.

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid during the first nine months of 2003 and the full year 2002 to defend and settle claims:

                                                     Nine Months Ended       Year Ended
         ($ in millions)                             September 30, 2003   December 31, 2002
                                                     ------------------   -----------------

         Indemnity costs paid by the Company's
              insurance carriers                           $ 0.0               $ 1.3

         Indemnity costs paid by the Company                 0.8                 2.7

         Defense costs paid by the Company                   3.9                 1.4

         Indemnity settled with insurance proceeds
              Assignment                                    10.6                14.4

      The Company's primary insurance carriers paid defense costs in addition to the above amounts through August 2002. Such amounts were not reported to the Company by year of payment, and have not been included in the table.

      At September 30, 2003, there were $0.1 million in additional settlements outstanding that the Company had entered into but not yet funded.

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

      Accounting for Asbestos-Related Claims

      Costs per claim vary widely depending on a number of factors, including the nature of the alleged exposure, the injury alleged, and the jurisdiction where the claim was litigated. As of September 30, 2003, the Company has incurred defense and indemnity costs aggregating $62.7 million, to resolve asbestos-related claims involving over 39,200 claimants, the substantial majority of which has been paid by the Company's insurance carriers or by assignments of future insurance recoveries.

      It is the Company's accounting policy to conduct a detailed analysis of its asbestos-related liabilities and the insurance coverage applicable to those liabilities when appropriate. During the fourth quarter of 2002, an outside actuary was engaged to conduct an updated analysis of the Company's asbestos-related liabilities. Developments during the latter part of 2002 included a significant increase in claims filed against the Company and higher settlement requirements, and the exhaustion of primary insurance coverage combined with a dispute of coverage by its excess insurance carriers. These developments in turn led to the Company's announced plan to file for bankruptcy. In light of these changed circumstances, the Company and the outside actuary engaged to conduct the updated analysis do not believe a reasonable or meaningful estimate of these liabilities for future claims can be developed. However, the study did conclude that the minimum gross liability for the 56,567 known claimants at December 31, 2002, using historical settlement payments, was $310 million. This amount does not include defense costs, liability for the 30,000 additional claimants purportedly existing at December 31, 2002, or for future claims, which the study concluded could not be reasonably estimated in light of the available data and uncertainty arising from an announced Chapter 11 reorganization filing.

      Under the terms of the Claimant Agreement, the Company's claims processing agent has processed 102,482 claims of these, 56,241 claims met the requirements of the Claimant Agreement and are valued at $200 million. The remaining 46,241 claims did not meet the requirements as not meeting the requirements of the Claimant Agreement. However, these claimants are entitled to submit additional documentation in response to the rejection, so it cannot presently be determined how many of these claims may subsequently meet the requirements of the Claimant Agreement. The claims processing agent has indicated that if all claims requiring additional documentation were accepted as submitted, the additional liability for these claims would be $480 million.

      The Company's estimated minimum gross liability is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. The Company estimates the minimum amount of the contributions and costs to be $21.3 million, which it has recorded as a current liability. During the fourth quarter of 2002, the Company recorded a charge of $17.3 million to increase its recorded liability to the $21.3 million minimum estimated. The maximum amount of asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting for its estimate of future asbestos-related costs.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves from December 31, 2002 to September 30, 2003:

                                                          (In Thousands)
         Accrued asbestos-related expenses
             At December 31, 2002                             $ 21,295
         Payments                                              (11,145)
                                                              --------
         Balance at September 30, 2003                        $ 10,150
                                                              ========

      During the nine months ended September 30, 2003, the Company paid $11.1 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization plan costs related to asbestos litigation.

7. Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue for the related products is recognized. The following table sets forth activity in the Company's warranty reserves for the nine-month periods ended September 30, 2003 and September 30, 2002 (in millions):

                                                  September 30,   September 30,
                                                      2003            2002
                                                  -------------   -------------

         Beginning balance ....................     $ 2.6           $ 2.5
         Accruals .............................       5.0             4.3
         Charges ..............................      (4.7)           (3.5)
                                                    -----           -----
         Ending balance .......................     $ 2.9           $ 3.3
                                                    =====           =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involves risks, uncertainties and assumptions. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.

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

      On January 13, 2003, the Company announced that it had begun preliminary settlement negotiations with attorneys it believed represented the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of those negotiations, it intended to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, the Company reached an agreement in principle with attorneys it believes represents more than 75% of the known present claimants with asbestos claims pending against Congoleum.

      The agreement in principle contemplates a Chapter 11 reorganization and confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of ABI and the Company's distributors from claims asserted against the Company as may be afforded under section 524(g)(4) of the Bankruptcy Code. Approval of an asbestos channeling injunction under Section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against the Company who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the bankruptcy court.

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

      Based on its pre-packaged bankruptcy strategy for resolving its asbestos liability, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher. During the nine months ended September 30, 2003, the Company paid $11.1 million from the asbestos reserve in legal fees, indemnity settlements, and reorganization costs related to asbestos litigation. The Company believes that its remaining reserves are adequate to execute its plan of reorganization. For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three and nine months ended September 30, 2003 as compared to three and nine months ended September 30, 2002

      Net sales for the third quarter of 2003 were $61.1 million, as compared to $57.7 million in the third quarter of 2002, an increase of $3.4 million or 5.9%. The increase in third quarter sales was due to sales of newly introduced products and increased sales to the manufactured housing industry. Year-to-date net sales for the first nine months of 2003 were $169.7 million, a decrease of $13.9 million or 7.6% from the first nine months of 2002. Year-to-date sales are below prior year levels primarily due to lower sales of tile to the home center channel and lower sales of sheet products to the manufactured housing industry.

      Gross profit for the third quarter of 2003 was $15.0 million, down $0.5 million from $15.5 million in the third quarter of 2002. Gross profit as a percent of net sales decreased to 24.6% in the third quarter of 2003 from 26.9% in the third quarter of 2002. Gross profit for the first nine months of 2003 was $39.9 million, as compared to $45.8 million in the first nine months of 2002. Gross profit as a percent of net sales decreased to 23.5% in the first nine months of 2003 from 24.9% in the first nine months of 2002. The lower gross profit margins for the third quarter and first nine months of 2003 versus 2002 is due to a less profitable mix of products sold higher raw material costs and lower production volumes over which to spread fixed manufacturing costs partly offset by improved manufacturing efficiency.

      Selling, general and administrative expenses were $13.4 million in the third quarter of 2003, up $0.4 million from the third quarter of 2002. The increase in selling, general and administrative expenses in the third quarter of 2003 compared with 2002 was due to higher costs for employee benefits, new product introduction costs, and a severance pay provision for reductions initiated in the third quarter of 2003 partly offset by expense reductions initiated earlier in the year. As a percent of net sales, selling, general and administrative expenses were 21.8% in the third quarter of 2003, as compared to 22.4% in the third quarter of 2002. For the nine months ended September 30, 2003, selling, general and administrative expenses were $ 39.7 million, as compared to $39.5 million in the same period one year earlier. As a percent of net sales, selling, general and administrative expenses were 23.0% in the first nine months of 2003, as compared to 21.6% for the first nine months of 2002. The increase in year-to-date selling, general and administrative expenses from 2002 to 2003 is due to higher employee benefit costs partly offset by the cost reductions initiated earlier in 2003.

      Income from operations for the third quarter of 2003 was $1.7 million, as compared to income from operations of $2.6 million in the third quarter of 2002. The decline in income from operations in the third quarter of 2003 compared with 2002 was primarily due to the less profitable sales mix. Income from operations for the first nine months of 2003 was $0.9 million, compared to $6.2 million in the first nine months of 2002. The decline in year-to-date income from operations was primarily due to lower sales in 2003.

      Congoleum recorded a $1.6 million benefit for income taxes in the third quarter. This was due to its realization of tax additional benefits resulting from net operating loss carrybacks. Due to the uncertainty of realizing future tax benefits, Congoleum maintains a valuation allowance against all remaining net deferred tax assets and anticipates its effective tax rate for the remainder of 2003 and for 2004 will be 0%.

Liquidity and Capital Resources

      The Company is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are incorporated herein by reference. These matters will have a material adverse impact on liquidity and capital resources. In 2003, the Company anticipates spending $21.3 million in fees, expenses, and indemnity contributions to effect its planned reorganization under Chapter 11 of the Bankruptcy Code, $11.1 million of which was spent in the first nine months of 2003.

      Unrestricted cash, cash equivalents and short-term investments decreased $10.3 million for the nine months ended September 30, 2003 to $ 8.0 million, and short term borrowings increased by $8.5 million. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. Working capital at September 30, 2003 was $29.5 million, up from $28.8 million at December 31, 2002. The ratio of current assets to current liabilities at September 30, 2003 and December 31, 2002 was 1.5 to one and 1.4 to one, respectively. Cash used by operations was $10.7 million for the first nine months of 2003, compared to cash provided by operations of $4.9 million in the first nine months of 2002. The increase in net cash used by operations in the first nine months of 2003 versus the first nine months of 2002 was primarily due to $11.1 million in payments for asbestos and reorganization costs.

      Capital expenditures were $4.0 million and $6.7 million for the first nine months of 2003 and 2002, respectively. Total 2003 capital spending is expected to be approximately $6.0 million. Required contributions to the Company's defined benefit pension plans in 2003 are expected to be approximately $4.8 million, of which $3.7 million was paid in the first nine months of 2003.

      In December 2001, the Company entered into a new three-year revolving credit facility (the "Credit Agreement") which provides for borrowings up to $30.0 million. Interest is based on .75% above a designated prime rate, or 3.25% over the Adjusted Eurodollar Rate, as applicable and subject to certain adjustments, depending on meeting the required covenants under the Credit Agreement. The Credit Agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) if borrowing availability falls below a certain level. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under the Credit Agreement must be met in order for the Company to borrow from the facility. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2003, based on the level of receivables and inventory, the Company had borrowing availability of $20.4 million, of which $8.5 million was outstanding under the Credit Agreement and $4.0 million was utilized for outstanding letters of credit.

      In September 2002, the Company and its lender under the Credit Agreement amended the Credit Agreement to revise certain financial and other covenants. The Company and its lender under the Credit Agreement further amended the Credit Agreement in February 2003 to revise certain financial and other covenants on terms negotiated to reflect the transactions contemplated by the Company's intended global settlement of its asbestos claims liability. The Company expects that it and its lender will further amend the Credit Agreement, or will enter into a new credit agreement that would replace the Credit Agreement, to provide the Company with debtor-in-possession financing for the period of time that the Company's Chapter 11 reorganization case remains pending. The Company is seeking economic terms for debtor-in-possession financing substantially similar to the economic terms of the Credit Agreement. However, there can be no assurance that the economic terms of any debtor in possession financing obtained by the Company will be substantially similar to the economic terms of the Credit Agreement.

      In March 2003, the Company and the trustee of the governing the Senior Notes amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue possible resolutions of its current and future asbestos claims liability, including negotiating a global settlement with current asbestos plaintiffs, and soliciting acceptances of and filing a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Holders of a majority in aggregate principal amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.

      In August 2003, the Company and the trustee of the indenture governing the Senior Notes amended the indenture to expressly provide the Company, under the terms of that indenture, with greater flexibility to pursue approval of its pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, including expressly permitting the Company to issue the Company Note to the Plan Trust, to reflect certain possible contributions expected to be made by ABI to the Plan Trust and expressly permitting the Company to issue promissory notes to ABI as repayment for certain amounts which may be paid by ABI to the Plan Trust. Holders of a majority in aggregate principal amount of the Senior Notes as of the record date for determining the holders entitled to vote on the proposed amendment consented to the amendment.

      Under the Credit Agreement, the Company is generally prohibited from paying dividends on its capital stock. In addition, under the Indenture, dividend payments are generally limited to 50% of a cumulative consolidated net income (as determined under the Indenture) earned after June 30, 1998 plus the amount of net proceeds received by the Company (as determined under the Indenture) from sales permitted under the Indenture by the Company of its capital stock. The Company expects that the Congoleum Note will contain substantially the same restrictions on dividend payments as are contained in the Indenture.

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

      As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against the Company. In furtherance of the agreement in principle, the Company entered into a settlement agreement with various asbestos claimants, which provides for a global settlement of more than 75% of the known asbestos personal injury claims pending against the Company. The agreement in principle also contemplates a Chapter 11 reorganization and confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company, including any derivative liability of ABI and the Company's distributors from claims asserted against the Company as may be afforded under section 524(g)(4) of the Bankruptcy Code. Confirmation of an asbestos channeling injunction pursuant to Section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan, as well as a determination by the bankruptcy court that the plan has satisfied certain criteria under the Bankruptcy Code.

      There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining the necessary votes, consents and approvals or in implementing its desired plan terms. As a result, any settlement reached by the Company with its asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, or that there may not be delays, which could be significant, in satisfying or obtaining them. Delays in obtaining the necessary supporting votes in favor of the Company's plan of reorganization, as well as any other delays in getting the Company's plan of reorganization approved by the bankruptcy court, could result in a proceeding that takes longer, and is more costly, than the Company has estimated. Furthermore, any such delay could result in the Company's pre-packaged plan of reorganization not being confirmed by the bankruptcy court or in the abandonment of the pre-packaged plan of reorganization in favor of a non-prepackaged plan of reorganization. If a pre-packaged plan of reorganization is abandoned in favor of a non-prepackaged plan of reorganization, the Company would likely incur significantly more costs due to the likely greater difficulty of negotiating a plan of reorganization with more impaired classes of creditors. Also, obtaining confirmation of a plan under those circumstances would likely take a considerable amount of time and effort in order for the various parties involved to negotiate a plan in light of their potentially adverse interests. There can be no assurance that the terms of any non-prepackaged plan of reorganization would be on terms as favorable to the Company, its shareholders, holders of the Senior Notes and other nonasbestos-related constituents as the expected terms of the Company's anticipated pre-packaged plan of reorganization.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability by pursuing a global settlement of its pending asbestos claims and soliciting consents for and filing a prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, and amendments to those outstanding debt instruments, as necessary, to permit the contemplated note contribution in connection with the Company's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (iv) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (v) the Company's ability to obtain debtor-in-possession financing to provide it with sufficient funding during the pendency of its Chapter 11 case and exit financing to provide it with sufficient funding for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it and (vii) compliance with the Bankruptcy Code, including section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its pre-packaged plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan of reorganization it may decide to pursue. To date, the Company has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed prepackaged Chapter 11 plan of reorganization. To the extend any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to its plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      Environmental Liabilities. Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws, which amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial position because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      The Company currently sells its products through approximately 19 distributors providing approximately 56 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. While most of its distributors have marketed the Company's products for many years, replacements are necessary periodically to maintain the strength of the Company's distribution network. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a majority of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail market distributor of the Company.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 30, 2003 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

         Item  2. Changes in Securities and Use of Proceeds: Under the
                  Company's credit agreement, the Company is subject to certain financial covenants, including financial covenants relating to working capital, which require the Company to meet certain financial measurements. In addition, the Company's credit agreement and the indenture governing the Company's Senior Notes contain restrictions on the payment of cash dividends by the Company on its capital stock. The Company expects that the Congoleum Note will contain substantially the same restrictions on dividend payments as are contained in the indenture governing its Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                        3.2         Amended and Restated Bylaws of the Company
                                    (2)

                        4.1 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside (1)

                        4.2 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee (3)

                        4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee (4)

                        4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee (5)

                        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

                        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

                        32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002

----------

(1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995

(2) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998

(4) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003

                  (b) Reports on Form 8-K

                        (i) On July 31, 2003, the Company filed a Current Report on Form 8-K, dated July 30, 2003, reporting under Item 5, that the Company had issued a press release on July 30, 2003 announcing that, as part of its strategy to resolve its asbestos liabilities, it was seeking bondholders' approval of certain amendments to the indenture governing its 8 5/8 % Senior Notes Due 2008, and disclosing some of the expected terms of the Company's anticipated pre-packaged Chapter 11 plan of reorganization.

                        (ii) On August 14, 2003, the Company furnished a Current Report on Form 8-K, dated August 12, 2003, reporting under Item 12, that the Company had issued a press release dated August 12, 2003 announcing its financial results for the quarter ended June 30, 2003.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONGOLEUM CORPORATION
                                           (Registrant)


Date: November 13, 2003        By: /s/ Howard N. Feist III
                                   --------------------------------------------
                                          (Signature)

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

            3.2               Amended and Restated Bylaws of the Company (2)

            4.1 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside (1)

            4.2 Indenture, dated as of August 3, 1998 (the "1998 Indenture"), by and between the Company and First Union National Bank, as trustee (3)

            4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee (4)

            4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee (5)

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995

(2) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996

(3) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998

(4) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002

(5) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003