Form 10-K
period 2003-12-31
CONGOLEUM CORP
filed 2004-03-30
CIK 23341

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

                   For the fiscal year ended December 31, 2003

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 30, 2003, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $2.6 million based on the closing price ($0.75 per share) on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 15, 2004, an aggregate of 3,651,190 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

Part III  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Congoleum Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004, which will be filed with the Securities and Exchange within 120 days after December 31, 2003, are incorporated by Reference into Part III of this Form 10-K.

                             TABLE OF CONTENTS                              Page
                             -----------------                              ----
PART 1

ITEM 1.   BUSINESS                                                             4

ITEM 2.   PROPERTIES                                                           9

ITEM 3.   LEGAL PROCEEDINGS                                                   10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
          SECURITIES                                                          13

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA                                15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 17


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         31

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            32

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                 71

ITEM 9A.  CONTROLS AND PROCEDURES                                             71

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  71

ITEM 11.  EXECUTIVE COMPENSATION                                              71

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                          71

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      72

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              72

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                                         72

          INDEX TO EXHIBITS                                                   77

          SIGNATURES                                                          76

                                     PART I

Item 1. BUSINESS

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

General

      Congoleum Corporation (the "Company" or "Congoleum") was incorporated in Delaware in 1986, but traces its history in the flooring business back to Nairn Linoleum Co., which began in 1886.

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wear layer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a urethane coating. The Company also produces through-chip-inlaid products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wear layer and, in some cases, a urethane coating. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wear layers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases sundries and accessory products for resale.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524), seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. The Bankruptcy Court has not yet scheduled a hearing to consider approval of the proposed plan. See Notes 1 and 16 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through its Web site (www.congoleum.com), as soon as reasonably practical after electronically filed with, or otherwise furnished to, the Securities and Exchange Commission. The Company's code of ethics is also posted on its website or may be obtained without charge by sending a written request to Mr. Howard N. Feist III of the Company at its office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such function, will also be posted on the website.

      As a result of the filing of its Bankruptcy case, the Company is required to file periodically with the Bankruptcy Court certain financial information on an unconsolidated basis for itself and two subsidiaries. This information includes Statements of Financial Affairs, schedules and certain monthly operating reports (in forms prescribed by the Federal Rules of Bankruptcy Procedure). The Debtors' informational filings with the Bankruptcy Court, including the Statements of Financial Affairs, Schedules and monthly operating reports (collectively, the "Reports"), are available to the public at the office of the Clerk of the Bankruptcy Court, Clarkson S. Fisher U.S. Courthouse, 402 East State Street, Trenton, NJ, 08608. Certain of the Reports may be viewed at www.njb.uscourts.gov (Case No. 03-51524).

      The Company is furnishing the information set forth above for convenience of reference only. The Company cautions that the information contained in the Reports is or will be unaudited and subject to change and not prepared in accordance with generally accepted accounting principles or for the purpose of providing the basis for an investment decision relating to any of the securities of the Company. In view of the inherent complexity of the matters that may be involved in the Bankruptcy case, the Company does not undertake any obligation to make any further public announcement with respect to any Reports that may be filed with the Bankruptcy Court or the matters referred to therein.

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

      The Company believes that alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. The Company maintains a raw material inventory and continually looks to develop new sources, to provide continuity of supply for its raw material requirements.

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

Distribution

      The Company currently sells its products through approximately 17 distributors providing approximately 53 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers in the United States for the years ended December 31, 2003, 2002 and 2001 totaled $211.8 million, $228.5 million and $210.7 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2003, 2002, and 2001 totaling $8.9 million, $8.7 million, and $8.1 million, respectively.

      The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. See Note 20 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference, for a comparison of quarterly operating results for the years ended December 31, 2003 and 2002. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2003, the backlog of unshipped orders was $6.3 million, compared to $5.5 million at December 31, 2002.

      The Company considers its distribution network very important to maintaining competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on the Company's sales, at least until a suitable replacement was in place. For the year ended December 31, 2003, two customers each accounted for over 10% of the Company's sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc. Together, they accounted for approximately 65% of the Company's net sales in 2003.

Working Capital

      The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. The Company's credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

Product Warranties

      The Company offers a limited warranty on all of its products against manufacturing defects. In addition, as a part of efforts to differentiate mid- and high-end products through color, design and other attributes, the Company offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics, which increase with the selling price of such products.

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

      The Company encounters competition from three other manufacturers in North America and, to a lesser extent, foreign manufacturers. In the resilient category, Armstrong World Industries, Inc. may be considered to have the largest market share. Some of the Company's competitors have substantially greater financial and other resources and access to capital than the Company.

Research and Development

      The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2003 were $3.1 million, compared to $3.5 million and $3.5 million for the years ended December 31, 2002 and 2001, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be significant. The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993. In 2003, the Company incurred capital expenditures of approximately $1.2 million for environmental compliance and control facilities. The Company has also budgeted $1.0 million in 2004 for planned spending on environmental compliance and control.

      The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites and for ongoing costs to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, the outcome of these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company.

Employees

      At December 31, 2003, the Company employed a total of 921 personnel, compared to 1,064 employees at December 31, 2002.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 550 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement, which expires in May 2008. The Marcus Hook plant has a five-year collective bargaining agreement which expires in November 2008. This agreement is with the United Steelworkers of America. Marcus Hook also has a five-year collective bargaining agreement with the Teamsters Union which expires in January 2009. The Finksburg plant has no union affiliation. In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory.

Item 2. PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, as well as storage space in Trenton, New Jersey, which are described below:

      Location             Owned/Leased      Usage                 Square Feet
      --------             ------------      -----                 -----------

      Finksburg, MD        Owned             Felt                    107,000
      Marcus Hook, PA      Owned             Sheet Flooring        1,000,000
      Trenton, NJ          Owned             Sheet Flooring        1,050,000
      Trenton, NJ          Owned             Tile Flooring           282,000
      Trenton, NJ          Leased            Warehousing             111,314
      Mercerville, NJ      Leased            Corporate Offices        55,092

      The Finksburg facility consists primarily of a 16-foot wide felt production line.

      The Marcus Hook facility is capable of manufacturing rotogravure printed sheet flooring in widths of up to 16 feet. Major production lines at this facility include a 12-foot wide oven, two 16-foot wide ovens, a 12-foot wide printing press and a 16-foot wide printing press.

      The Trenton sheet facility is capable of manufacturing rotogravure printed and through-chip inlaid sheet products in widths up to 6 feet. Major production lines, all six-foot wide, include an oven, a rotary laminating line and a press. The examination, packing and warehousing of all sheet products (except products for the manufactured housing market) occur at the Trenton plant distribution center.

      The Trenton tile facility consists of three major production lines, a four-foot wide commercial tile line, a two-foot wide residential tile line and a one-foot wide residential tile line.

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 88% of the hours available on a five-day, three-shift basis in 2003, with the corresponding figure for individual production lines ranging from 36% to 105%.

      Although many of the Company's manufacturing facilities have been substantially depreciated for financial reporting purposes, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures. The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3. LEGAL PROCEEDINGS

      Bankruptcy proceedings and Asbestos-Related Liabilities: On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004 filed its pre-packaged plan of reorganization and disclosure statement with the court. The Bankruptcy Court has not yet scheduled a hearing to consider approval of the proposed plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. See Notes 1 and 16 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

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

      The Company anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on the Company's liquidity or financial position.

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

      The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivables deemed probable of recovery at December 31 are as follows:

                                                   2003                          2002
                                                   ----                          ----
----------------------------------------------------------------------------------------------------
     (in millions)                      Liability      Receivable       Liability       Receivable
----------------------------------------------------------------------------------------------------
     Environmental liabilities           $ 5.3            $ 2.7            $ 5.2           $ 2.0
     Asbestos product liability(1)         9.8              3.6             21.3              --
     Other                                 1.0              0.1              1.0             0.2
----------------------------------------------------------------------------------------------------
     Total                               $16.1            $ 6.4            $27.5           $ 2.2
----------------------------------------------------------------------------------------------------

      (1) The asbestos product liability at December 31, 2003 and 2002 reflects the estimated cost to settle asbestos liabilities through a pre-packaged plan of reorganization under Chapter 11. Actual liability pursuant to settlement agreements is in excess of $491 million. See Note 16 of Notes to Consolidated Financial Statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Class A common stock is listed on the American Stock Exchange under the symbol CGM. The following table reflects the high and low closing prices (rounded to the nearest one-hundredth) based on American Stock Exchange trading over the past two years.

          2003                       High                 Low
-------------------------------------------------------------------
    First Quarter                    $0.51                $0.23
    Second Quarter                    0.80                 0.44
    Third Quarter                     0.80                 0.56
    Fourth Quarter                    0.94                 0.50

          2002                       High                 Low
-------------------------------------------------------------------
    First Quarter                    $2.40                $1.80
    Second Quarter                    3.30                 2.08
    Third Quarter                     2.25                 1.42
    Fourth Quarter                    1.50                 0.35

      The Company does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter. Any change in the Company's dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company's plan of reorganization and debt or other agreements, and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deem relevant.

      The number of registered and beneficial holders of the Company's Class A common stock on February 25, 2004 was approximately 1,000.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2003:

                                                                                            Number of Securities
                                                   Number of                                     Remaining
                                                 Securities to                                 Available For
                                                be Issued Upon      Weighted Average          Future Issuance
                                                  Exercise of        Exercise Price             Under Equity
                                                  Outstanding        Of Outstanding          Compensation Plans
                                               Options, Warrants    Options, Warrants      (excluding securities
       Plan Category                              And Rights           and Rights          reflected in column A)
       -------------                              ----------           ----------          ----------------------
                                                      (A)                  (B)                      (C)

       Equity compensation plans
       approved by security holders                 652,500                $1.99                    145,500

       Equity compensation plans not
       approved by security holders                  15,500                $2.17                     34,500
                                                    -------                                         -------

       Total                                        668,000                $1.99                    180,000
                                                    =======                                         =======

      On July 1, 1999, the Company established its 1999 Stock Option Plan for Non-Employee Directors, as amended (the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase up to 50,000 shares of the Company's Class A common stock. The 1999 Plan did not require or receive stockholder approval. The Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date. The exercise price for each Option is the fair market value on the date of the grant. As of December 31, 2003, an aggregate of 140,300 shares of common stock were issuable upon the exercise of outstanding Options.

Item 6. SELECTED FINANCIAL DATA
        (in thousands, except per share amounts)

                                                           For the years ended December 31,
----------------------------------------------------------------------------------------------------------
                                                2003        2002(1)      2001(1)      2000(1)      1999(1)
----------------------------------------------------------------------------------------------------------
Consolidated Statement of
 Operations Data:
Net sales ...............................    $ 220,706    $ 237,206    $ 218,760    $ 219,575    $ 242,654
Cost of sales ...........................      166,864      179,699      165,683      170,373      176,559
Selling, general and
  administrative expenses Expenses ......       56,911       70,119       48,952       49,326       54,076
Distributor transition expenses .........           --           --           --        7,717           --
----------------------------------------------------------------------------------------------------------
Income (loss) from operations ...........       (3,069)     (12,612)       4,125       (7,841)      12,019

Interest expense, net ...................       (8,843)      (8,112)      (7,591)      (5,714)      (6,101)

Other income, net .......................        1,276        1,543        1,320        1,450        1,729
----------------------------------------------------------------------------------------------------------
Income (loss) before taxes and
  cumulative effect of accounting
  change ................................      (10,636)     (19,181)      (2,146)     (12,105)       7,647

Provision (benefit) for income taxes ....       (3,874)          92         (506)      (3,976)       2,719
----------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
  of accounting change ..................       (6,762)     (19,273)      (1,640)      (8,129)       4,928
Cumulative effect of accounting
  change ................................           --      (10,523)          --           --           --
----------------------------------------------------------------------------------------------------------
Net income (loss) .......................    $  (6,762)   $ (29,796)   $  (1,640)   $  (8,129)   $   4,928
----------------------------------------------------------------------------------------------------------
Income (loss) per common share before
  Cumulative effect of accounting
    change ..............................    $   (0.82)   $   (2.33)   $   (0.20)   $   (0.98)   $    0.57
  Cumulative effect of accounting
    change ..............................           --        (1.27)          --           --           --

Net income (loss) per common
  share, basic and diluted ..............    $   (0.82)   $   (3.60)   $   (0.20)   $   (0.98)   $    0.57
----------------------------------------------------------------------------------------------------------
Average shares outstanding ..............        8,260        8,260        8,260        8,267        8,699
----------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
 Data (at end of period):
Total assets ............................    $ 175,899    $ 203,991    $ 265,413    $ 238,662    $ 231,817
Total long-term debt ....................       99,773       99,724       99,674       99,625       99,575
Stockholders' equity (deficit) ..........      (25,777)     (16,078)      25,054       29,310       40,130

Note 1: The impact of the adoption of Statement of Financial Accounting Standards No.142 ("SFAS No. 142"), on the Company's financial statements resulted in the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for the twelve months ended December 31, 2002. Had SFAS 142 been adopted in 2001, 2000, and 1999, the impact would have been the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for each of the years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of this Annual Report on Form 10-K.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the court. The Bankruptcy Court has not yet scheduled a hearing to consider approval of the proposed plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters.

      The pre-packaged plan, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The plan of reorganization would provide for, among other things, an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take most of 2004 to obtain confirmation of its plan.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded charges of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher if the Company is not successful in obtaining confirmation of the pre-packaged plan of reorganization in a timely manner. The maximum amount potentially available to settle asbestos liabilities is the going concern or liquidation value of the Company.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company has significant asbestos liability and funding exposure, and its proposed pre-packaged plan of reorganization may not be confirmed" for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the proposed plan of reorganization.

Year ended December 31, 2003 as compared to year ended December 31, 2002

      Net sales for the year ended December 31, 2003 were $220.7 million as compared to $237.2 million for the year ended December 31, 2002, a decrease of $16.5 million or 7%. The decrease resulted primarily from lower sales in the do-it-yourself tile category coupled with continued weakness in the Manufactured Housing market. Improved resilient sheet volume, particularly in base-grade and trade-up builder products, coupled with a price increase and lower sales allowances, helped to partially mitigate the sales decline.

      Gross profit for the year ended December 31, 2003 totaled $53.8 million, or 24.4% of sales, compared to $57.5 million, or 24.2% of sales, for the year ended December 31, 2002. Gross margins improved slightly as improved pricing, manufacturing efficiencies and cost reduction programs helped offset raw material cost increases.

      Selling, general and administrative expenses were $56.9 million for the year ended December 31, 2003 as compared to $70.1 million for the year ended December 31, 2002, a decrease of $13.2 million. Selling, general and administrative expenses for 2003 and 2002 included $3.7 million and $17.3 million of cost associated with asbestos-related claims, respectively. As a percent of net sales, selling, general and administrative expenses were 25.8% and 29.6% for the years ended December 31, 2003 and 2002, respectively. During 2003, cost savings initiatives were implemented that helped offset increases in pension, medical and other related costs.

      The Company recorded a charge of $3.7 million during the fourth quarter of 2003, included in selling, general, and administrative expenses, to increase its recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2003 represents the minimum estimated cost that the Company will incur to resolve its asbestos-related liability through the execution of the Company's proposed plan of reorganization. If the Company is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner, actual costs could be significantly higher. The proposed plan also would require the Company to make an additional contribution to the plan trust one year after confirmation of the plan equal to 51% of any increase in the market value of the Company's shares at that time over their value on June 6, 2003. No provision has been made for the cost of this possible additional contribution, which could be material. The Company will adjust its recorded liability should its estimates change.

      The loss from operations was $3.1 million for the year ended December 31, 2003 compared to a loss of $12.6 million for the year ended December 31, 2002, an improvement of $9.5 million. This smaller loss from operations was primarily due to the lower asbestos-related charge, offset by lower gross margin dollars.

      Interest income declined from $0.3 million in 2002 to $0.1 million in 2003 due to lower average cash equivalent and short-term investment balances. Interest expense increased from $8.4 million in 2002 to $8.9 million in 2003, reflecting increased borrowings under the revolver. The Company recorded a tax benefit of $3.9 million on a loss before income taxes of $10.6 million in 2003 as a result of utilizing certain loss carry forwards that had previously been fully reserved.

Year ended December 31, 2002 as compared to year ended December 31, 2001

      Net sales for the year ended December 31, 2002 were $237.2 million as compared to $218.8 million for the year ended December 31, 2001, an increase of $18.4 million or 8.4%. The increase resulted primarily from strong sales of the DuraStone product line, which was introduced in August 2001, and improved resilient sheet sales in both the base grade and trade up builder segment, partially offset by lower luxury and contract tile sales.

      Gross profit for the year ended December 31, 2002 was $57.5 million, or 24.2% of sales, compared to $53.1 million in 2001, or 24.3% of sales, an increase of $4.4 million over the year ended December 31, 2001. Gross profit margins declined slightly as costs of expanding sales and the product mix impact of increased base grade builder product sales offset improved manufacturing efficiencies and cost reduction programs.

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

      The Company recorded a charge of $17.3 million in the fourth quarter of 2002, included in selling, general and administrative expenses, to adjust its recorded liability for resolving asbestos-related claims against it. The recorded liability at December 31, 2002 represented the then-minimum estimated cost that the Company would incur to resolve its asbestos-related liability through a plan of reorganization.

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

      The Company recorded a tax provision of $92 thousand on a loss before income taxes and the cumulative effect of accounting change of $19.2 million in 2002. The tax provision included a benefit from the reduction of $529 thousand for a tax valuation allowance as a result of utilizing certain loss carry forwards that had previously been fully reserved. This benefit was offset by an additional provision for valuation allowance. For 2001, the effective tax rate was 23.6%, resulting in a tax benefit of $506 thousand which included a reduction for a tax valuation allowance of $273 thousand.

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

Liquidity and Capital Resources

      The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      The Company is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 16 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K. These matters will have a material adverse impact on liquidity and capital resources. During 2003, the Company paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Congoleum expects to spend a further $9.8 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. The Company also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents which provide for the trust to reimburse certain expenses of the Company. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

      Unrestricted cash and cash equivalents, including short-term investments at December 31, 2003, were $2.2 million, a decrease of $16.1 million from December 31, 2002. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. Working capital was $27.1 million at December 31, 2003, down from $28.8 million one year earlier. The ratio of current assets to current liabilities at December 31, 2003 was 1.5 to one, compared to 1.4 to one a year earlier. The ratio of debt to total capital at December 31, 2003 was .57 compared to .49 at December 31, 2002. Net cash used by operations during the year ended December 31, 2003 was $20.0 million, as compared to cash provided by operations of $10.0 million in 2002. Cash from operations decreased from 2002 to 2003 as funds were used to reduce accounts payable and accrued expenses offset by lower inventories and accounts receivables. Expenditures related to asbestos liabilities and the Company's reorganization plan were $18.8 million in 2003, compared to $ 3.4 million in 2002, accounting for slightly more than half the decrease. The remainder of the decrease was primarily due to a low level of manufacturing and shipment activity at the end of 2003, combined with creditors managing their pre-petition credit exposure, and the Company prepaying certain expenses, prior to its December 31, 2003 Chapter 11 filing. These accounts are not expected to remain at the unusually low levels experienced at the end of 2003. Capital expenditures in 2003 totaled $4.6 million. The Company is currently planning capital expenditures of approximately $6 million in 2004 and between $5 and $8 million in 2005.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one year revolving credit facility with borrowings up to $30.0 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2003. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2003, based on the level of receivables and inventory, $22.4 million, was available under the facility, of which $4.1 million was utilized for outstanding letters of credit and $10.2 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if the Company's plan of reorganization is not confirmed by that facility's expiration on December 31, 2004.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although the Company did not generate cash from operations in 2003 (as more fully discussed above), the Company anticipates that it will generate cash from operations in 2004. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, planned capital expenditures for the foreseeable future, and its current estimates for costs to settle and resolve its asbestos liabilities through its pre-packaged Chapter 11 plan of reorganization. The Company's inability to obtain confirmation of the proposed plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements.

      The following table summarizes the Company's contractual obligations for future principal payments on its debt and future minimum rental payments on its non-cancelable operating leases at December 31, 2003. The Company does not have payment obligations under capital leases or long term purchase contracts.

                                       Payments Due by Period
                                       (amounts in thousands)
---------------------------------------------------------------------------------------------------------

                      Total         Less than 1 year      1 - 3 years      4 - 5 years      After 5 years

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Long-term debt        $100,000         $   --                $   --         $100,000           $   --

Operating leases        11,644          2,762                 4,091            3,158            1,633
---------------------------------------------------------------------------------------------------------
Total                 $111,644         $2,762                $4,091         $103,158           $1,633
=========================================================================================================

Critical Accounting Policies

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

      Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

      Asbestos Liabilities - As discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the court. The Bankruptcy Court has not yet scheduled a hearing to consider approval of the proposed plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. The Company's estimated minimum gross liability to cover settlements of current asbestos claims is $491 million, which is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. While the Company purchased insurance coverage it believes applies to these claims, some of the insurance carriers are presently insolvent and the remaining solvent insurance carriers have disputed their coverage obligations. The Company believes the ultimate amount of its liability, and the amount of recoverable insurance, will be determined through some combination of negotiation, litigation, and bankruptcy court order, but that these amounts can no longer be reasonably estimated given all the uncertainties that presently exist.

      The Company expects that insurance will provide the vast majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of the Company itself. The Company believes that it does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

      In light of its bankruptcy filing and proposed plan of reorganization, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the plan trust plus the costs to effect the reorganization. The Company estimates the minimum remaining costs to complete the reorganization process to be $9.8 million, which it has recorded as a current liability. The Company also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents which provide for the trust to reimburse certain expenses of the Company. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources. The maximum amount of the range of possible asbestos loss is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum estimated liability for the known claims against it.

      The Company will update its estimates, if appropriate, as additional information becomes available during the reorganization process, resulting in potentially material adjustments to the Company's earnings in future periods.

      Inventories - Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

      Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No.109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income. At December 31, 2003, the Company has provided a 100% valuation allowance for its net deferred tax assets.

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

      Pension Plans and Post-Retirement Benefits - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, the Company uses a calculated value of the expected return on plan assets (which is further described below). Under SFAS No. 87, the effects of the actual performance of the pension plan's assets and changes in pension liability discount rates on the Company's computation of pension income or expense are amortized over future periods.

      The most significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. For 2004, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%. The assumed long-term rate of return on assets is applied to the value of plan assets. This produces the expected return on plan assets that is included in determining pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses ($26.0 million at 12/31/03) will ultimately be recognized as an adjustment to future pension expense.

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.25%.

      The Company accounts for its post-retirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions," which requires that amounts recognized in financial statements be determined on a actuarial basis. These amounts are projected based on the January 1, 2003 SFAS No. 106 valuation and the 2003 year-end disclosure assumptions, including a discount rate of 6.75% and health care cost trend rates of 9% in 2004 reducing to an ultimate rate of 5% in 2009.

Risk Factors That May Affect Future Results

The Company has significant asbestos liability and funding exposure, and its proposed pre-packaged plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 16 of the Notes to the Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling $491 million. Satisfaction of this obligation pursuant to the terms of the pre-packaged plan is dependent on a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

      There can be no assurance that the Company will be successful in obtaining confirmation of its pre-packaged plan in a timely manner or at all, and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court could vary significantly from the description in this report (including descriptions incorporated by reference in this report). Furthermore, the estimated costs and contributions to effect the contemplated plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (iv) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (v) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it, (vii) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum, ABI, and certain insurers, and (viii) compliance with the Bankruptcy Code, including section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its pre-packaged plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan of reorganization it may decide to pursue. To date, the Company has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed prepackaged Chapter 11 plan of reorganization. To the extent any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to its plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition. As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 16 of Notes to Consolidated Financial Statements, which are included in this report.

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

      Product and General Liabilities. In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos-related claims) and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company is unable to successfully defend against or settle these matters; its insurance coverage is insufficient to satisfy unfavorable judgments or settlements relating to these matters; or the Company is unable to collect insurance proceeds relating to these matters.

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

      The Company believes that suitable alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing efforts to develop new sources of supply would be successful in avoiding a material adverse effect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

      The market for the Company's products is highly competitive. The Company encounters competition from three other manufacturers in North America and, to a much lesser extent, foreign manufacturers. Some of the Company's competitors have greater financial and other resources and access to capital than the Company. Furthermore, like the Company, one of the Company's major competitors has sought protection under Chapter 11 of the Bankruptcy Code. When such competitor emerges from bankruptcy as a continuing operating company it may have shed much of its pre-filing liabilities and have a competitive cost advantage over the Company as a result of having shed those liabilities. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including its product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of the Company's market share for its products. Moreover, due to the competitive nature of the Company's industry, the Company may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the Company incurring significant operating losses if its expenses were to increase or otherwise represent an increased percentage of the Company's sales.

The Company's business is subject to general economic conditions and conditions specific to the remodeling and housing industries.

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

      The Company currently sells its products through approximately 17 distributors providing approximately 53 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail market distributor of the Company. These two distributors accounted for 65% of the Company's net sales for the twelve months ended December 31, 2003 and 59% of the Company's net sales for the year ended December 31, 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of December 31, 2003 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

                                                                                December 31,  December 31,
                                                                                    2003          2002
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                  $   2,169    $  18,277
      Restricted cash                                                                1,757           --
      Accounts receivable, less allowances
        of $1,049 and $1,204 as of December 31, 2003 and  2002, respectively        13,560       17,034
      Inventories                                                                   44,995       50,725
      Prepaid expenses and other current assets                                      9,672        7,868
      Deferred income taxes                                                          8,752        7,901
----------------------------------------------------------------------------------------------------------
           Total current assets                                                     80,905      101,805
Property, plant, and equipment, net                                                 87,035       93,556
Other assets, net                                                                    7,959        8,630
----------------------------------------------------------------------------------------------------------
           Total assets                                                          $ 175,899    $ 203,991
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                           $   4,544    $  14,647
      Accrued liabilities                                                           24,655       33,021
      Asbestos-related liabilities                                                   9,819       21,295
      Revolving Credit Loan                                                         10,232           --
      Accrued taxes                                                                    130           59
      Deferred income taxes                                                          4,376        3,954
----------------------------------------------------------------------------------------------------------
           Total current liabilities                                                53,756       72,976
Long-term debt                                                                      99,773       99,724
Accrued pension liability                                                           24,032       22,932
Other liabilities                                                                   11,222       11,782
Deferred income taxes                                                                4,376        3,947
Accrued postretirement benefit obligation                                            8,517        8,708
----------------------------------------------------------------------------------------------------------
           Total liabilities                                                       201,676      220,069
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,651,190 outstanding as of December 31, 2003 and
      2002, respectively                                                                47           47
Class B common stock, par value $0.01; 4,608,945 shares authorized
      Issued and outstanding at December 31, 2003 and 2002, respectively                46           46
Additional paid-in capital                                                          49,105       49,105
Retained deficit                                                                   (46,778)     (40,016)
Accumulated other comprehensive loss                                               (20,384)     (17,447)
                                                                                 ---------    ---------
                                                                                   (17,964)      (8,265)
Less Class A common stock held in treasury, at cost; 1,085,760 shares at
      December 31, 2003 and 2002, respectively                                       7,813        7,813
----------------------------------------------------------------------------------------------------------
           Total stockholders' equity (deficit)                                    (25,777)     (16,078)
----------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity (deficit)                  $ 175,899    $ 203,991
==========================================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                               For the years ended
                                                                                   December 31,

                                                                          2003         2002         2001
                                                                          ----         ----         ----
-----------------------------------------------------------------------------------------------------------
Net sales ...........................................................   $ 220,706    $ 237,206    $ 218,760
Cost of sales .......................................................     166,864      179,699      165,683
Selling, general and administrative expenses ........................      56,911       70,119       48,952

-----------------------------------------------------------------------------------------------------------

         (Loss) income from operations ..............................      (3,069)     (12,612)       4,125
Other income (expense):
     Interest income ................................................          63          263          708
     Interest expense ...............................................      (8,906)      (8,375)      (8,299)
     Other income ...................................................       1,343        1,647        1,350
     Other expense ..................................................         (67)        (104)         (30)
-----------------------------------------------------------------------------------------------------------

         Loss before income taxes and cumulative
             effect of accounting change ............................     (10,636)     (19,181)      (2,146)
Provision (benefit) for income taxes ................................      (3,874)          92         (506)
-----------------------------------------------------------------------------------------------------------

         Net loss before accounting change ..........................      (6,762)     (19,273)      (1,640)
              Cumulative effect of accounting change ................          --      (10,523)          --
-----------------------------------------------------------------------------------------------------------

              Net loss ..............................................   $  (6,762)   $ (29,796)   $  (1,640)
-----------------------------------------------------------------------------------------------------------

         Net loss per common share, before cumulative
              effect of accounting change, basic and diluted ........   $   (0.82)   $   (2.33)   $   (0.20)
              Cumulative effect of accounting change ................          --        (1.27)          --
-----------------------------------------------------------------------------------------------------------
         Net loss per common share, basic and diluted ...............   $   (0.82)   $   (3.60)   $   (0.20)
-----------------------------------------------------------------------------------------------------------
         Weighted average number of common shares outstanding .......       8,260        8,260        8,260
===========================================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share amounts)

                                                                                 Accumulated
                                                           Additional               Other                   Total      Comprehensive
                                           Common Stock     Paid-in   Retained  Comprehensive  Treasury  Stockholders'    Income
                                        Class A   Class B   Capital   Deficit       Loss       Stock        Equity        (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000............. $     47  $     46  $ 49,105  $ (8,580)   $ (3,494)   $(7,813)    $ 29,311
Minimum pension liability adjustment,
  net of tax benefit of $1,504.........                                             (2,617)                 (2,617)     $ (2,617)
Net loss...............................                                 (1,640)                             (1,640)       (1,640)
                                                                                                                        ---------
Net comprehensive loss.................                                                                                 $ (4,257)
                                                                                                                        =========
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001.............       47        46    49,105   (10,220)     (6,111)    (7,813)      25,054
Minimum pension liability adjustment...                                            (11,336)                (11,336)     $(11,336)
Net loss...............................                                (29,796)                            (29,796)      (29,796)
                                                                                                                        ---------
Net comprehensive loss.................                                                                                 $(41,132)
                                                                                                                        =========
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002.............       47        46    49,105   (40,016)    (17,447)    (7,813)     (16,078)
Minimum pension liability adjustment...                                             (2,937)                 (2,937)       (2,937)
Net loss...............................                                 (6,762)                             (6,762)       (6,762)
                                                                                                                        ---------
Net comprehensive loss.................                                                                                 $ (9,699)
                                                                                                                        =========
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003............. $     47  $     46  $ 49,105  $(46,778)   $(20,384)   ($7,813)   $(25,777)
==================================================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                        For the years ended
                                                                           December 31,

                                                                   2003        2002        2001
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss ................................................  $ (6,762)   $(29,796)   $ (1,640)
     Adjustments to reconcile net loss to net
         Cash provided by (used in) operating activities:
              Depreciation ...................................    11,149      10,714      11,363
              Amortization ...................................       612         559         818
              Deferred income taxes ..........................      (882)      4,112        (652)
              Cumulative effect of accounting change .........        --      10,523          --
              Changes in certain assets and liabilities:
                  Accounts and notes receivable ..............     3,474         898       7,595
                  Inventories ................................     5,730       5,057      (2,875)
                  Prepaid expenses and other current assets ..    (1,667)        602      (4,870)
                  Accounts payable ...........................   (10,103)     (4,047)     (1,706)
                  Accrued liabilities ........................   (19,842)     15,373      (8,802)
                  Other liabilities ..........................    (1,664)     (4,025)        566
-------------------------------------------------------------------------------------------------
              Net cash provided by (used in)
              operating activities ...........................   (19,955)      9,970        (203)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures, net ...............................    (4,628)     (8,366)     (7,858)
     Purchase of short-term investments ......................        --          --      (4,175)
     Maturities of short-term investments ....................        --       1,416      14,856

-------------------------------------------------------------------------------------------------
              Net cash (used in) provided by
              investing activities ...........................    (4,628)     (6,950)      2,823
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net short-term borrowings ...............................    10,232          --          --
     Net change in restricted cash ...........................    (1,757)
-------------------------------------------------------------------------------------------------
              Net cash provided by financing activities ......     8,475          --          --
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........   (16,108)      3,020       2,620
Cash and cash equivalents:
     Beginning of year .......................................    18,277      15,257      12,637
-------------------------------------------------------------------------------------------------
     End of year .............................................  $  2,169    $ 18,277    $ 15,257
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

      The Consolidated Financial Statements of Congoleum Corporation (the "Company" or "Congoleum") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      On December 31, 2003 Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004 filed its pre-packaged plan of reorganization and disclosure statement with the court. The Bankruptcy Court has not yet scheduled a hearing to consider approval of the plan of reorganization. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan or reorganization and related matters.

      The pre-packaged plan, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take most of 2004 to obtain confirmation of its plan.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 16 of the Notes to Consolidated Financial Statements. There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining confirmation of its proposed plan. As a result, any alternative plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report and the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting the Company's plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly than the Company has estimated.

      AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company will implement this guidance in consolidated financial statements for periods after December 31, 2003.

      Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's liabilities at December 31, 2003 will be reclassified as liabilities subject to compromise. Obligations arising post petition, and pre-petition obligations that are secured or that the Bankruptcy Court authorizes the Company to pay, will not be classified as liabilities subject to compromise.

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

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

Use of Estimates and Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern asbestos liabilities, environmental contingencies, valuation of deferred tax assets, and pension plan and post-retirement benefits. A discussion on the application of these and other accounting policies is provided in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Critical Accounting Policies".

      Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its financial statements or in the application of accounting policies, if business conditions are different than the Company has assumed they will be, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's financial statements.

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

Restricted Cash - Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. At December 31, 2003, cash of approximately $1.8 million was restricted. There was no restricted cash at December 31, 2002 as there were no borrowings under the Company's revolving credit agreement.

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

Inventories - Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

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

Debt Issue Costs - Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2003 and 2002 amounted to $1.6 million and $2.2 million, net of accumulated amortization of $2.2 million and $1.7 million, respectively, and are included in other noncurrent assets.

Environmental Remediation - The Company is subject to federal, state and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 4, 6, and 15).

Asbestos Liabilities and Plan of Reorganization - The Company is a defendant in a large number of asbestos-related lawsuits and has filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (See Note 16). Accounting for asbestos-related and reorganization costs includes significant assumptions and estimates, and actual results could differ materially from those estimates.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

Allowance for Doubtful Accounts and Cash Discounts - The Company provides an allowance for doubtful accounts and cash discounts based on estimates of historical collection experience and a review of the current status of trade accounts receivable, revising its estimates when circumstances dictate.

Product Warranties - The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                             December 31,
                                2003             2002             2001
                                ----             ----             ----

         Beginning balance      $2.6             $2.5             $2.9

         Accruals                6.3              5.1              4.3

         Charges                (6.2)            (5.0)            (4.7)
                                -----            -----            -----

         Ending balance         $2.7             $2.6             $2.5
                                ====             ====             ====

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2003, 2002 and 2001 were $1.6 million, $2.1 million, and $3.5 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share - SFAS No. 128, "Earnings Per Share", requires the computation of basic and diluted earnings per share. The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options. For all periods presented, basic and diluted shares outstanding are the same.

Goodwill - Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. During the first quarter of 2002, the Company performed a transitional impairment test in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result, the Company concluded that the goodwill was impaired and recorded a goodwill impairment charge for the cumulative effect of change in accounting principle of $10.5 million.

      The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2001:

              (In thousands, except per share amounts)                           For the Twelve Months Ended
                                                                     December 31,          December 31,        December 31,
                                                                       2003                  2002                2001
                                                                    -------------         -------------       -------------
Net loss before cumulative effect of Accounting change:
As reported                                                         $ (6,762)             $ (19,273)          $ (1,640)
Goodwill amortization                                                     --                     --                432
                                                                    ---------             ----------          ---------
As adjusted                                                         $ (6,762)             $ (19,273)          $ (1,208)
                                                                    =========             ==========          =========
Net loss per share before cumulative effect of accounting change:
As reported                                                         $  (0.82)             $   (2.33)          $  (0.20)
Goodwill amortization                                                     --                     --                .05
                                                                    ---------             ----------          ---------
As adjusted                                                         $  (0.82)             $   (2.33)          $ ( 0.15)
                                                                    =========             ==========          =========

      Long-lived assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. At December 31, 2003, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

      Accounting for stock-based compensation - The Company discloses stock-based compensation information in accordance with FASB issued Statement No. 148 ("SFAS 148"),"Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"),"Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"),"Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148.

      A reconciliation of net income, as reported, to pro forma net income including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted EPS follows (in thousands, except per share data):

                                                             For the twelve months ended December 31,
(dollars in thousands, except per share amounts)               2003            2002            2001
                                                           -----------     -----------     ------------
Net loss:
         As reported                                        $ (6,762)        $(29,796)       $ (1,640)
         Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards, net
         of related tax effects, pro forma                       208              113             381
                                                            ---------        ---------       ---------
         As adjusted                                        $ (6,970)        $(29,909)       $ (2,021)
                                                            =========        =========       =========
Net loss per share:
         As reported                                        $  (0.82)        $  (3.60)       $  (0.20)
         Pro forma compensation expense                        (0.03)           (0.02)          (0.04)
                                                            ---------        ---------       ---------
         As adjusted                                        $  (0.85)        $  (3.62)       $  (0.24)
                                                            =========        =========       =========

The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model.

A summary of the assumptions used for stock option grants are as follows:

                                                Twelve Months Ended
                                       ------------------------------------
                                       December 31, 2003  December 31, 2002
                                       -----------------  -----------------
1995 Stock Option Plan:
         Dividend yield                          0.0%               0.0%
         Expected volatility                    92.0%              92.0%
         Option forfeiture rate                 10.0%              10.0%
         Risk free interest rate                3.37%              3.52%
         Expected lives                     7.0 years          7.0 years

There were no options granted in 2001 under the 1995 Plan.

                                                              Twelve Months Ended
                                         -----------------------------------------------------------
                                          December 31, 2003   December 31, 2002   December 31, 2001
                                         ------------------  ------------------  -------------------
1999 Stock Option Plan:
            Dividend yield                        0.0%                0.0%                    0.0%
            Expected volatility                  92.0%               92.0%                   50.0%
            Option forfeiture rate               10.0%               10.0%                   10.0%
            Risk free interest rate              2.28%               1.52%                   4.23%
            Expected lives                   3.0 years           3.0 years               3.0 years

A summary of the weighted average fair value of option grants are as follows:

                                                                       Twelve Months Ended
                                                    ----------------------------------------------------------
                                                    December 31, 2003   December 31, 2002    December 31, 2001
                                                    ------------------ ------------------- -------------------
Fair value of option grants under the 1995 Plan          $0.36               $2.05                $  --
Fair value of option grants under the 1999 Plan          $0.75               $1.20                $1.67

      Recently Issued Accounting Standards - In November 2001, Emerging Issues Task Force (EITF) issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products ("EITF 01-9"), was issued. Congoleum adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the twelve months ending December 31, 2002 and 2001 was a reduction of net sales and of selling, general and administrative expenses of $4.1 million, and $4.5 million, respectively.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard did not have an effect on the Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. The adoption of FIN 46 has no impact on the Company's consolidated financial statements as of December 31, 2003 and the Company does not expect there to be an impact on the consolidated financial statements from the adoption of the deferred provisions in the second quarter of fiscal year 2004.

      Reclassifications - Certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current year's presentation.

3. Inventories:

      A summary of the major components of inventories is as follows (in thousands):

                                       December 31,             December 31,
                                           2003                    2002
      --------------------------------------------------------------------------

      Finished goods                    $ 37,959                 $ 38,702
      Work-in-process                      1,266                    3,467
      Raw materials and supplies           5,770                    8,556
      --------------------------------------------------------------------------
      Total inventories                 $ 44,995                 $ 50,725
      ==========================================================================

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $3.6 million and $2.1 million lower than reported at December 31, 2003 and 2002, respectively.

4. Property, Plant, and Equipment:

      A summary of the major components of property, plant, and equipment is as follows (in thousands):

                                        December 31,             December 31,
                                           2003                     2002
      --------------------------------------------------------------------------

      Land                               $   2,930               $   2,930
      Buildings and improvements            46,009                  45,542
      Machinery and equipment              176,369                 172,415
      Construction-in-progress               5,439                   5,265
      --------------------------------------------------------------------------
                                           230,747                 226,152

      Less accumulated depreciation        143,712                 132,596
      --------------------------------------------------------------------------
      Total property, plant,
           and equipment, net             $ 87,035                $ 93,556
      ==========================================================================

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $0.3 million in each of 2003, 2002, and 2001.

      The amount of approved but unexpended capital appropriations at December 31, 2003 was $2.5 million, substantially all of which is planned to be expended during 2004.

5. Accrued Liabilities:

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                             December 31,           December 31,
                                                2003                   2002
      --------------------------------------------------------------------------

      Accrued warranty, marketing and
            sales promotion                    $14,918                $24,113
      Employee Compensation and
            related benefits                     3,474                  3,518
      Interest                                   3,677                  3,601
      Environmental remediation
            and product related
            liabilities                            834                    834
      Other                                      1,752                    955
      --------------------------------------------------------------------------
      Total accrued liabilities                $24,655                $33,021
      ==========================================================================

6. Debt:

      In connection with its bankruptcy filing on December 31, 2003, the Company obtained debtor-in-possession financing which expires at the end of 2004 that provides for borrowings up to $30.0 million depending on levels of the Company's inventory and receivables. This agreement, the terms of which are substantially the same as the pre-petition credit agreement it replaced, provides for a monthly commitment fee based on the average daily unused portion of the commitment equal to three-eighths of one percent and a monthly servicing fee of approximately three thousand dollars. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The Company was in compliance with these covenants at December 31, 2003. While the Company expects it will be able to meet these covenants during the balance of 2004, there can be no assurances of continued compliance. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2003, based on the level of receivables and inventory, $22.4 million was available under this facility. There were $10.2 million in borrowings outstanding under this facility at December 31, 2003 and no borrowings outstanding at December 31, 2002. The facility also provides for standby letters of credit, the outstanding amount of which was $4.1 million and $1.8 million at December 31, 2003 and 2002, respectively.

      Long-term debt consists of the following (in thousands):

                                    December 31,           December 31,
                                        2003                   2002
      -----------------------------------------------------------------
      8 5/8% Senior Notes
           Due 2008                    $99,773                $99,724
      =================================================================

      On August 3, 1998, the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. During 2003, the Company and the trustee of the indenture governing the Company's 8 5/8% Senior Notes Due 2008 amended the indenture, and sufficient note holders consented to amendments, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.

7. Other Liabilities:

      Summary of significant components of other liabilities consists of the following (in thousands):

                                              December 31,          December 31,
                                                 2003                  2002
      --------------------------------------------------------------------------
      Environmental remediation and
           product-related liabilities          $ 5,105               $ 5,396
      Accrued workers'
           Compensation claims                    5,130                 5,499
      Other                                         987                   887
      --------------------------------------------------------------------------
      Total other liabilities                   $11,222               $11,782
      --------------------------------------------------------------------------

8. Research and Development Costs:

      Total research and development costs charged to operations amounted to $3.1 million, $3.5 million and $3.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

9. Operating Lease Commitments and Rent Expense:

      The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight line basis over the respective term of the lease.

      Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

      Years Ending
      --------------------------------------------------------------------------
      2004                                                         $ 2,762
      2005                                                           2,444
      2006                                                           1,647
      2007                                                           1,561
      2008                                                           1,597
      Thereafter                                                     1,633
      --------------------------------------------------------------------------
      Total minimum lease payments                                 $11,644
      --------------------------------------------------------------------------

      Rent expense was $3.7 million, $3.7 million and $3.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

10. Pensions and Other Postretirement Plans

The Company sponsors several noncontributory defined benefit pension plans covering most of the Company's employees. Benefits under the plans are based on years of service and employee compensation. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. The Company also maintains health and life insurance programs for retirees (reflected in the table below in "Other Benefits").

The following summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

Obligations and Funded Status

                                                                 At December 31,

                                                    Pension Benefits        Other Benefits
                                                   --------------------  --------------------
(In thousands)                                       2003        2002       2003        2002
---------------------------------------------------------------------------------------------
Change in Benefit Obligation:

 Benefit obligation at beginning of  year         $ 64,188    $ 59,939    $ 8,341    $ 7,033
 Service cost                                        1,174       1,057        189        157
 Interest cost                                       4,223       4,217        546        522
 Amendments/Plan Change                                 --          14         --         --
 Actuarial (gain) loss                               8,217       3,457        610      1,115
 Benefits paid                                      (4,559)     (4,496)      (509)      (486)
                                                  -------------------------------------------
Benefit obligation at end of year                 $ 73,243    $ 64,188    $ 9,177    $ 8,341
                                                  -------------------------------------------
Change in Plan Assets:

 Fair value of plan assets at beginning of year   $ 39,483    $ 44,003    $    --    $    --
 Actual return on plan assets                        7,728      (4,713)        --         --
 Employer contribution                               4,752       4,689         --         --
 Benefits paid                                      (4,559)     (4,496)        --         --
                                                  -------------------------------------------
Fair value of plan assets at end of year          $ 47,404    $ 39,483    $    --    $    --
                                                  -------------------------------------------

Funded (unfunded) status                          $(25,839)   $(24,705)   $(9,177)   $(8,341)
Unrecognized transition amount                        (125)       (196)        --         --
Unrecognized net actuarial loss                     26,027      24,363        848        272
Unrecognized prior service cost                       (713)       (996)      (603)    (1,065)
                                                  -------------------------------------------
Net amount recognized                             $   (650)   $ (1,534)   $(8,932)   $(9,134)
                                                  -------------------------------------------

Amounts recognized in the balance sheets consist of:

                                                      Pension Benefits             Other Benefits
                                               --------------------------- ----------------------------
   (in thousands)                                    2003          2002           2003           2002
-------------------------------------------------------------------------------------------------------
     Accrued benefit cost                         $(24,032)     $(22,932)       $(8,932)      $(9,134)
     Intangible asset                                   328           436            --            --
     Deferred tax asset                               2,670         3,515            --            --
     Accumulated other Comprehensive income          20,384        17,447            --            --
                                               --------------------------------------------------------
     Net amount recognized                        $    (650)    $  (1,534)      $(8,932)      $(9,134)
                                               ========================================================

The accumulated benefit obligation for all defined benefit pension plans was $70,962 and $62,415 at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                          December 31,
                                                    ---------------------------
                                                        2003          2002
                                                    ------------- -------------

     Projected benefit obligation                       $73,243       $64,188
     Accumulated benefit obligation                      70,962        62,415
     Fair value of plan assets                           47,404        39,483

Components of Net Periodic Benefit Cost (Income):

                                                       Pension Benefits                      Other Benefits
                                            ------------------------------------ -----------------------------------
(In thousands)                                    2003        2002        2001         2003       2002        2001
--------------------------------------------------------------------------------------------------------------------
 Service cost                                    $1,174      $1,057      $1,089        $189       $157        $142
 Interest cost                                    4,223       4,217       4,140         546        522         474
 Expected return on plan assets                  (2,769)     (3,948)     (4,068)         --         --          --
 Recognized net actuarial loss (gain)             1,595         686         363          34         14          (9)
 Amortization of transition obligation              (72)        (22)         76          --         --          --
 Amortization of prior service cost                (283)       (241)       (242)       (462)      (462)       (462)
                                            ------------------------------------------------------------------------
Net periodic benefit cost                        $3,868      $1,749      $1,358        $307       $231        $145
                                            ========================================================================

Additional Information

                                                             Pension Benefits             Other Benefits
                                                       --------------------------- ----------------------------
     (in thousands)                                         2003          2002          2003           2002
                                                       --------------------------------------------------------
     Increase in minimum liability included in other
     comprehensive income, net of tax benefit             $(2,937)     $(11,336)         N/A           N/A

The weighted-average assumptions used to determine benefit obligation as of year-end were as follows:


                                       Pension Benefits    Other Benefits
                                       ----------------- ------------------
   (in thousands)                       2003     2002      2003      2002
                                       ------------------------------------

     Discount rate                      6.25%    6.75%     6.75%     6.75%
     Rate of compensation increase      5.00%    5.00%       --        --

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:

                                                              Pension Benefits                    Other Benefits
                                                       -------------------------------- --------------------------------
(In thousands)                                         2003         2002        2001        2003        2002        2001
------------------------------------------------------------------------------------------------------------------------
Discount rate                                          6.25%       6.75%       7.25%       6.75%       6.75%       7.25%
Expected long-term return on plan assets               7.00%       7.00%       9.00%          --          --          --
Rate of compensation increase                          5.00%       5.00%       5.00%          --          --          --

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS 87.

Assumed healthcare cost trend rates as of year-end were as follows:

                                                             December 31,
                                                       -------------------------
                                                          2003           2002
                                                       ------------ ------------

   Healthcare cost trend rate assumed for next year        9.0%          9.0%
   Ultimate healthcare cost trend rate                     5.0%          5.0%
   Year that the assumed rate reaches ultimate rate        2009          2008

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                          1 Percentage      1 Percentage
                                                         Point Increase    Point Decrease
                                                         --------------    --------------

Effect on total of service and interest cost components         $ 64              $ 55
Effect on post-retirement benefit obligation                    $666              $594

Plan Assets

For the pension plans, the weighted-average asset allocation at December 31, 2003, and December 31, 2002, by asset category, are as follows:

                                           Plan Assets at
                                            December 31,
                                     --------------------------
   Asset Category                        2003          2002
                                     --------------------------
   Equity securities                      58%           54%
   Debt securities                        41%           45%
   Other                                   1%            1%
                                     --------------------------
   Total                                 100%          100%
                                     ==========================

The Company has developed an investment strategy for the pension plans. The investment strategy is to emphasize total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan's assets is the emphasis on consistent growth; specifically, growth in a manner that protects the Plan's assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

The primary objective for the plan is to provide long-term capital appreciation through investment in equity and debt securities. The Company's target asset allocation is consistent with the weighted - average allocation at December 31, 2003.

The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.

Cash Flows

Contributions

The Company expects to contribute $ 8.9 million to its pension plan and $ 0.5 million to its other postretirement plan in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2003.

                                             Pension            Other
                                            Benefits           Benefits
                                           ---------           --------
                2004                       $   4,937           $   529
                2005                           4,976               562
                2006                           5,044               594
                2007                           5,100               648
                2008                           5,138               699
                2009-2013                  $  27,573           $ 3,938

Defined Contribution Plan

The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 20% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.4 million, $1.2 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

11. Income Taxes:

           Income taxes are comprised of the following (in thousands):

                                           For the years ended December 31,
                                   ---------------------------------------------
                                      2003              2002              2001
--------------------------------------------------------------------------------
    Current:
         Federal                   $ (3,201)        $ (4,057)            $  40
         State                           72               38               106
    Deferred:
         Federal                       (745)           4,111              (652)
         State                         (437)             (54)             (273)
         Valuation allowance            437               54               273
-------------------------------------------------------------------------------
    Benefit for
         Income taxes              $ (3,874)        $     92             $(506)
===============================================================================

      The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:


                                              For the years ended December 31,
                                        ----------------------------------------
                                            2003            2002           2001
      --------------------------------------------------------------------------
      Statutory federal income tax rate     34.0%           34.0%          34.0%
      State income taxes,
           net of federal benefit           (0.4)           (1.9)           7.5
      Reorganization costs                    --           (21.2)            --
      Goodwill                                --           (12.0)          (6.8)
      Other                                  2.8             0.8          (11.1)
      --------------------------------------------------------------------------
      Effective tax rate                    36.4%           (0.3)%         23.6%
      ==========================================================================

      Deferred taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

                                             December 31,         December 31,
                                                2003                  2002
      --------------------------------------------------------------------------
      Deferred tax asset:
           Accounts receivable              $      90            $      104
           Unfunded pension liability           2,598                 3,808
      Environmental remediation and
           Product-related reserves             5,673                 5,575
      Postretirement benefit obligations        3,835                 3,911
      Tax credit and other carryovers           8,170                 6,551
      Other accruals                              902                 1,777
      --------------------------------------------------------------------------
      Deferred tax asset                       21,268                21,726
      Valuation allowance                      (2,321)               (1,884)
      --------------------------------------------------------------------------
      Net deferred tax asset                   18,947                19,842
      --------------------------------------------------------------------------
      Deferred tax liability:
           Depreciation and amortization      (12,648)              (13,554)
           Inventory                           (3,991)               (3,954)
           Other                               (2,308)               (2,334)
      --------------------------------------------------------------------------
      Total deferred tax liability            (18,947)              (19,842)
      --------------------------------------------------------------------------
      Net deferred tax asset                $  ------            $   ------
      ==========================================================================

      At December 31, 2003 and 2002, the Company had available federal net operating loss carryforwards of approximately $10.3 million and $7.1 million, respectively, to offset future taxable income. The federal loss carry-forwards will begin to expire in 2020.

12. Supplemental Cash Flow Information:

      Cash payments for interest were $9.2 million, $8.6 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash refunds for income taxes were $3.0 million, $3.9 million and $145 thousand for the years ended December 31, 2003, 2002, and 2001, respectively.

13. Related Party Transactions:

      The Company and its controlling shareholder, American Biltrite Inc. ("ABI") provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

                                        For the years ended December 31,
                                  ----------------------------------------------
                                    2003              2002              2001
--------------------------------------------------------------------------------
Sales made to ABI                  $   57           $   198             $  214
Sales commissions earned by ABI        68               141                 71
Raw material
     Transfers to ABI               1,996             1,869              3,413
Computer service
     Income earned from ABI            75                32                 22
Material purchases
     From ABI                       7,342            10,092              8,330
Indemnification
      payments made to ABI          2,163                 0                  0
Management fees paid
     to ABI                           608               590                580
================================================================================

      Amounts as of December 31, 2003 and 2002 due from ABI totaled $281 thousand and $94 thousand, respectively, and are included in accounts receivable. Amounts as of December 31, 2003 and 2002 due to ABI totaled $186 thousand and $1.2 million, respectively, and are included in accounts payable.

14. Major Customers:

      Substantially all the Company's sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

      Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for 24% and 41%, respectively, of the Company's net sales for the year ended December 31, 2003, 23% and 36%, respectively, for the year ended December 31, 2002, and 25% and 23%, respectively, for the year ended December 31, 2001. Mohawk Industries accounted for 39% and 45% of accounts receivable at December 31, 2003 and 2002, respectively, while Lowe's and Home Depot accounted for 15% and 12%, respectively, of accounts receivable at December 31, 2003 and 2002.

15. Environmental and Other Liabilities:

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.8 million and $2.2 million at December 31, 2003 and 2002, respectively, and are reflected in other noncurrent assets and are considered probable of recovery.

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), and similar state laws. In addition, in four other instances, although not named as a PRP, the Company has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

16. Asbestos Liabilities:

      Claims Settlement and Chapter 11 Reorganization

      In early 2003 the Company announced that it was seeking to resolve its asbestos liabilities through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

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

      The Claimant Agreement established a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in part (75%) by the security interest in the collateral granted to the Collateral Trust. The Collateral Trust provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("pre-existing settlement agreements") with the Company and participating claimants who qualify for payment under unfunded settlement agreements entered into by the Company with plaintiffs that have asbestos claims pending against the Company and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of the Company's anticipated Chapter 11 reorganization case ("trial-listed settlement agreements").

      The Claimant Agreement settled claims pertaining to pre-existing settlement agreements or trial-listed settlement agreements for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim against Congoleum for the remaining 25%. Under the proposed plan, after the establishment of the Plan Trust (as defined below), the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to be paid in accordance with the Plan Trust.

      In October 2003, the Company began soliciting acceptances for its pre-packaged plan of reorganization, and received the votes necessary for acceptance of the plan in late December 2003.

      The Company's proposed plan of reorganization provides for, among other things, an assignment of certain rights in, and proceeds of, the Company's applicable insurance to a trust that will be established upon confirmation of the Company's proposed plan of reorganization (the "Plan Trust"), which would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Congoleum's other creditors are unimpaired under the proposed plan and will be paid in the ordinary course of business. In January 2004, the Bankruptcy Court approved payment of pre-petition obligations to trade creditors in the ordinary course of business.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the later of June 30, 2005 and the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. Under the terms of the proposed plan, interest on outstanding principal of the Company Note will accrue at a rate of 9% per annum, interest on the Original Principal Amount will accrue and be payable quarterly and interest on the Additional Principal Amount will accrue quarterly and be added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will then accrue and be payable quarterly.

      Under the terms of the proposed plan of reorganization all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. Events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the Senior Notes, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and ABI of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. If the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default of the indenture governing the Company's Senior Notes, and with regard to other events of default of the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      The proposed plan of reorganization contemplates that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note, as collateral for the Company's obligations under the Company Note. As additional security for the Company Note, the ABI Pledge Agreement and the terms of the Company's proposed plan of reorganization provide that any amounts that the Plan Trust would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Company's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement, entered into in 1992, as to which both the Company and ABI are parties to (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI, would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's proposed plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company Note, the ABI Pledge Agreement and the Company's proposed plan of reorganization also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by the Plan Trust, will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's pre-packaged Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

      Under the proposed plan of reorganization ABI would be permitted to prepay the principal amount of the Company Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and any interest that may have accrued but not yet paid at the time of any principal repayment would be due and payable at the time of the principal repayment. The Company would be obligated to repay ABI for any amounts paid by ABI pursuant to the Company Note, which repayment obligation would by evidenced by a promissory note or notes to be issued by the Company to ABI. Any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Company Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Company Note and with regard to amounts owing and payable pursuant to the Senior Notes and credit facility, except that the right of full subordination with regard to the Senior Notes and credit facility would contain an exception that would allow the Company to make regularly scheduled interest payments to ABI pursuant to any such note so long as no default or event of default has occurred or is continuing under the indenture or the Company's credit facility.

      The proposed plan of reorganization also provides that if ABI prepays the Company Note and ABI sells all or substantially all of the shares of the Company's stock that it holds as of the Principal Adjustment Date during the three-year period following such date, ABI would be obligated to make a contribution to the Plan Trust if the equity value of the Company implied by the price paid to ABI for the shares of the Company's stock exceeded the greater of $2,738,234.75 or 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date). In such instance, the proposed plan would obligate ABI to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the terms of the Company's proposed plan of reorganization, the Company would be obligated to repay ABI for any amounts paid by ABI to the Plan Trust pursuant to this obligation. In satisfaction of this repayment obligation, the Company would issue a promissory note to ABI in a principal amount equal to the amount of any such payments made by ABI plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the indenture governing the Senior Notes or the Company's credit facility.

      The proposed plan provides that the Plan Trust would be able to transfer the Company Note, in whole but not in part, at any time following the Principal Adjustment Date. Upon any transfer of the Company Note, the amounts pledged by ABI and held in escrow by the Plan Trust for ABI's benefit with regard to ABI's indemnity rights discussed above, will be paid by the Plan Trust, first, to the Plan Trust in repayment of principal then outstanding on the Company Note together with any accrued but unpaid interest thereon and, second, any amounts remaining would be distributed by the Plan Trust to ABI.

      ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust. As previously discussed, under the expected terms of the Company's proposed plan of reorganization, ABI would receive certain relief as may be afforded under section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the proposed plan of reorganization does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

      While the Company believes its proposed pre-packaged Chapter 11 plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company are expected to be approximately $25 million at a minimum. Of this estimated amount, the Company paid, during the year December 31, 2003, $18.8 million for legal fees, indemnity settlements and reorganization costs related to asbestos litigation.

      Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals as of December 31, 2003, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 16 thousand lawsuits at December 31, 2002 that involved approximately 57 thousand individuals. Activity related to asbestos claims was as follows:

                                           Year ended          Year ended
                                        December 31, 2003    December 31, 2002
      -------------------------------------------------------------------------
      Beginning claims................      16,156                 6,563
      New claims......................       6,246                10,472
      Settlements.....................         (66)                  (69)
      Dismissals......................        (450)                 (810)
      -------------------------------------------------------------------------
      Ending claims...................      21,886                16,156

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

      Given the actions of its excess insurance carriers, the Company believes it likely that, pending settlement with or payment of re-opened limits by the primary policies, it will have to continue funding asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy, and the Company does not anticipate its future expenditures for defense and indemnity of asbestos related claims, other than expenditures pursuant to its proposed (or an alternative) plan of reorganization, will be significant.

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid to defend and settle claims:

           (in millions)                                Year Ended December 31,
                                                        2003              2002
                                                        ----              ----

           Indemnity costs paid by the Company's
                 insurance carriers                      $0.0              $1.3

           Indemnity costs paid by the Company            0.8               2.7

           Defense costs paid by the Company              4.5               1.4

      The amounts shown in the above table do not include non-cash settlements using assignments of insurance proceeds, which amounted to $477 million in 2003 and $14.4 million in 2002.

      The Company's primary insurance carriers paid defense costs in addition to the above amounts through August 2002. Such amounts were not reported to the Company by year of payment, and have not been included in the table.

      At December 31, 2003, there were no additional settlements outstanding that the Company had agreed to fund other than settlements pursuant to the Claimant Agreement.

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

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value of $466 million. In addition, pre-existing settlements agreements and trial listed settlement agreements with claims secured by the collateral trust total $25 million.

      The Company's gross liability of $491 million for these settlements is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. The Company estimates the minimum remaining amount of the contributions and costs to be $9.8 million, which it has recorded as a current liability. During the fourth quarter of 2003, the Company recorded a charge of $3.7 million to increase its recorded liability to the minimum estimated amount. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2002 to December 31, 2003:

                                                                          Spending      Recoveries
                    Balance at                           Additions        Against       From           Balance at
(in thousands)      12/31/02       Reclassifications     (Deletions)      Reserve       Insurance      12/31/03
                    ---------------------------------------------------------------------------------------------
Reserves
    Current          $21,295             --               $7,292          $(21,233)      $2,466        $ 9,820

Receivables
    Current                                               (3,587)                                       (3,587)
                     -------          ------              ------          ---------      ------        -------

Net Asbestos
Liability            $21,295             --               $3,705          $(21,233)      $2,466        $ 6,233
                     =======          ======              ======          =========      ======        =======

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2001 to December 31, 2002:

                                                                              Spending    Recoveries
                             Balance at                      Additions        Against     From           Balance at
(in thousands)               12/31/01     Reclassifications  (Deletions)      Reserve     Insurance      12/31/02
                           ----------------------------------------------------------------------------------------
Reserves
    Current                  $   300         $7,219           19,241         $(5,465)           --        $21,295
    Long-term                 53,003         (7,219)         (45,784)             --            --             --
                           --------------------------------------------------------------------------------------
                              53,303             --          (26,543)         (5,465)           --         21,295
                              ------         -------         --------         -------      -------         ------

Receivables
    Long-term                 45,163             --          (43,884)             --         1,279             --
                           --------------------------------------------------------------------------------------
                              45,163             --          (43,884)             --         1,279             --
                              ------             --          --------             --         -----             --

Net Asbestos
Liability                    $ 8,140         $   --          $17,341         $(5,465)       $1,279         $21,295
                             =======                         =======         ========       ======         =======

17. Stock Option Plans:

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

      On July 11, 2002, the Company issued 665,500 options under the 1995 Plan and 9,500 options under the 1999 Plan at an exercise price of $2.05 per share pursuant to the exchange. The new options granted under the 1995 Plan will generally vest annually in equal installments over a five-year period beginning on the first anniversary of the date of grant, and the new options granted under the 1999 Plan will generally vest fully six months from the date of grant.

      On February 1, 2003, the Company issued 28,000 options under the 1995 Plan at an exercise price of $0.36 per share. The new options granted under the 1995 Plan will generally vest annually in equal installments over five year period beginning on the first anniversary of the date of the grant.

      On July 1, 2003, the Company issued 2,500 options under the 1999 Plan at an exercise price of $0.75 per share. The new options granted under the 1999 Plan will generally vest fully six months from the date of grant.

      A summary of the Company's 1995 Stock Option Plan activity, and related information, is as follows:

December 31, 2003:
--------------------------------------------------------------------------------

                                                    Weighted average
                               Shares                Exercise price
Options outstanding
     Beginning of year         678,500                  $ 2.09
Options granted                 28,000                    0.36
Options exercised                   --                      --
Options forfeited              (54,000)                   2.05
                               --------

Options outstanding
     end of year               652,500                  $ 1.99
--------------------------------------------------------------------------------
Exercisable at end of year      127,300                 $ 2.09
Weighted average remaining
     Contractual life          8.53 years                   --
Stock options available
     for future issuance        145,500                     --
--------------------------------------------------------------------------------

December 31, 2002:

                                                        Weighted average
                                   Shares               Exercise price
Options outstanding
     Beginning of year             676,000                  $ 9.98
Options granted                    670,000                    2.05
Options canceled                  (667,500)                  10.04
Options forfeited                       --                      --
                                  ---------
Options outstanding
     end of year                   678,500                  $ 2.09
--------------------------------------------------------------------------------
Exercisable at end of year           4,400                  $ 6.06
Weighted average remaining
     Contractual life             9.5 years                     --
Stock options available
     for future issuance           119,500                      --
--------------------------------------------------------------------------------


December 31, 2001:
--------------------------------------------------------------------------------
                                                       Weighted average
                                     Shares             Exercise price
--------------------------------------------------------------------------------
Options outstanding
     Beginning of year               693,000                  $ 9.93
Options granted                           --                      --
Options exercised                         --                      --
Options forfeited                    (17,000)                   7.87
                                     --------
Options outstanding
     end of year                     676,000                  $ 9.98
--------------------------------------------------------------------------------
Exercisable at end of year           486,200                  $11.27
Weighted average remaining
     Contractual life                5 years                      --
Stock options available
     for future issuance             122,000                      --
--------------------------------------------------------------------------------

      The weighted average grant date fair value of options granted under the 1995 Plan in 2003 and 2002 was $0.36 and $2.05, respectively. There were no options granted in 2001.

      The exercise price of options granted under the 1999 Plan and outstanding at December 31, 2003 range from $0.75 to $7.19 per share.

      A summary of the 1999 Plan activity, and related information, is as follows:

December 31, 2003:
--------------------------------------------------------------------------------
                                                           Weighted average
                                       Shares               Exercise price
Options outstanding
     Beginning of year                 13,000                     $2.44
Options granted                         2,500                      0.75
Options exercised                          --                        --
Options forfeited                          --                        --
                                       ------                     -----

Options outstanding
     End of year                       15,500                     $2.17
--------------------------------------------------------------------------------

December 31, 2002:
--------------------------------------------------------------------------------
                                                              Weighted average
                                          Shares               Exercise price
--------------------------------------------------------------------------------
Options outstanding beginning of year       10,500                     $5.30
Options granted                             12,000                      2.05
Options canceled                             9,500                      5.11
Options forfeited                               --                        --
                                           -------                      ----

Options outstanding end of year             13,000                     $2.44
--------------------------------------------------------------------------------

December 31, 2001:
--------------------------------------------------------------------------------
                                                              Weighted average
                                           Shares              Exercise price
--------------------------------------------------------------------------------
Options outstanding beginning of year         8,000                     $6.02
Options granted                               2,500                      3.00
Options exercised                                --                        --
Options forfeited                                --                        --
                                             ------                    ------

Options outstanding end of year              10,500                     $5.30
--------------------------------------------------------------------------------

      The weighted average grant date fair value of options granted under the 1999 Plan in 2003, 2002, and 2001 was $0.75, $1.20 and $1.67, respectively.

18. Stockholders' Equity:

      Holders of shares of the Company's Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

      In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company's common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the total plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2003. No shares were repurchased during 2003 or 2002. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2003, American Biltrite Inc. owned 151,100 Class A shares and 4,395,605 Class B shares that represented an aggregate 69.5% of the voting interest of the Company.

19. Fair Value of Financial Instruments

      The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company's long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2003 and 2002. The Company's long-term debt had a book value of $99.7 million and a fair market value of $65.0 million at December 31, 2003. The Company's long-term debt had a book value of $99.7 million and a fair market value of $45.0 million at December 31, 2002.

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

20. Quarterly Financial Data (Unaudited):

      The following table summarizes unaudited quarterly financial information (in thousands):

                                  Year ended December 31, 2003
                   -------------------------------------------------------------
                       First         Second         Third          Fourth
                      Quarter       Quarter        Quarter         Quarter
--------------------------------------------------------------------------------

Net sales            $53,581        $54,995        $61,139         $50,991

Gross profit          12,667         12,256         15,013          13,906

Net income
     (loss)           (2,588)        (1,991)         1,280          (3,463)(1)

Net income
     (loss) per
     Common share    $  (.31)       $  (.24)       $   .15         $  (.42)
--------------------------------------------------------------------------------

                                   Year ended December 31, 2002
                       ---------------------------------------------------------
                           First        Second        Third        Fourth
                          Quarter      Quarter       Quarter       Quarter
--------------------------------------------------------------------------------
Net sales                $57,926       $67,976       $57,736      $53,568
Gross profit              13,861        16,367        15,548       11,731
Net income
     (loss)              (11,170)(2)       842           552      (20,020)(3)
Net income
     (loss) per
     Common share        $ (1.35)      $  0.10       $  0.07      $ (2.42)
--------------------------------------------------------------------------------

(1) The loss in the fourth quarter of 2003 includes $3.7 million or $0.45 per share for the effect of the asbestos-related charges described in Notes 1 and
Note 16.
(2) The loss in the first quarter of 2002 includes $10.5 million or $1.27 per share for the cumulative effect of an accounting change referred to in Note 1 of the Financial Statements.
(3) The loss in the fourth quarter of 2002 includes $17.3 million or $2.10 per share for the effect of the asbestos-related charge described in Note 1 and Note 16.

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors
and Stockholders of
Congoleum Corporation:

We have audited the accompanying consolidated balance sheets of Congoleum Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement Schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002, Congoleum Corporation changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, "Basis of Presentation," to the consolidated financial statements, the Company has been and continues to be named in a growing number of lawsuits stemming primarily from the Company's manufacture of asbestos-containing products. The Company has incurred significant charges to earnings to reflect its estimate of costs associated with this litigation. On December 31, 2003 Congoleum filed a voluntary petition with the United States Bankruptcy court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, "Basis of Presentation," to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /s/ Ernst & Young LLP

Boston, Massachusetts
March 5, 2004

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Control Over Financial Reporting. There have not been any significant changes in the Company's internal controls over financial reporting during the last quarter covered by this annual report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2004.

Item 11. EXECUTIVE COMPENSATION

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this Item (except the Equity Compensation Plan Information called for by Item 201(d) of Regulation S-K which is included in Part II hereof), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2004.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

      1. The following financial statements of the Company are included in this report on Form 10-K: Page Number

            Balance Sheets at December 31, 2003 and December 31, 2002        32
            Statements of Operations for each of the three years ended
            December 31, 2003, 2002 and 2001                                 33
            Statements of Changes in Stockholders Equity for each of the
            three years ended December 31, 2003, 2002 and 2001               34
            Statements of Cash Flows for each of the three years ended
            December 31, 2003, 2002 and 2001                                 35
            Notes to Consolidated Financial Statements                       36
            Supplementary Data
                  Quarterly Financial Data (Unaudited)                       68

      (2) The following financial statement schedule is included in this report on Form 10-K:

            Schedule II - Valuation and Qualifying Accounts                  80

            All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 77 through 79.

 Exhibit
 Number     Exhibits
 ------     --------

     3.1    Amended Certificate of Incorporation of the Company
     3.2    Amended and Restated Bylaws of the Company.
     4.1 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside.
     4.2 Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.
   4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.
   4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.
    10.1 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite.
    10.2 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.
    10.3 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.
  10.3.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.
  10.3.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.
  10.3.3 Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.
  10.3.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.
    10.4 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.
  10.4.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.
    10.5 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.
    10.6 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").
    10.7 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.
    10.8 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.
    10.9    Form of 1995 Stock Option Plan.
  10.9.1    Form of Amendment to 1995 Stock Option Plan.
   10.10 Form of Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.
 10.10.1 Form of Amendment to Non-Qualified, Non-Employee Directors Stock Option Plan.
   10.11 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.

 10.11.1    Amendment No. 1 to Loan and Security Agreement, dated
            September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.
 10.11.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.
 10.11.3 Ratification and Amendment Agreement dated January 23, 2004, by and between the Company and Congress Financial Corporation.
   10.12 Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003.
 10.12.1 First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003.
   10.13 Collateral Trust Agreement, dated April 16, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust.
 10.13.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust.
   10.14 Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
 10.14.1 Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
 10.14.2 Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
 10.14.3 Superceding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
    21.1    Subsidiaries of the Company.
    23.1    Consent of Independent Auditors, Ernst & Young LLP.
    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    33.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1 Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al.
    99.2 Disclosure Statement of Congoleum Corporation, Congoleum Sales, Inc. and Congoleum Fiscal, Inc.

      (b)   Reports on Form 8-K.

On December 31, 2003, filed a report on Form 8-K reporting that Congoleum Corporation issued a press release announcing that it had obtained the asbestos claimant votes necessary for approval of its pre-packaged Chapter 11 plan of reorganization and proceeded with its bankruptcy filing in Trenton, New Jersey.

On December 19, 2003, filed a report on Form 8-K reporting that Congoleum Corporation issued a press release announcing that it had extended the deadline for votes to be submitted on the approval of its pre-packaged Chapter 11 plan of reorganization until 5:00 p.m. Eastern Time on December 24, 2003

On November 11, 2003, filed a report in Form 8-K reporting that Congoleum Corporation, issued a press release announcing its financial results for the three and nine months ended September 30, 2003.

On October 27, 2003, filed a report on Form 8-K reporting that Congoleum Corporation issued a press release announcing that it had finalized documents relating to its pre-packaged Chapter 11 plan of reorganization and mailed them to asbestos personal injury claimants and other parties in interest.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2004.

                                  CONGOLEUM CORPORATION
                                  By: /s/ Roger S. Marcus
                                      -----------------------
                                  Roger S. Marcus
                                  President, Chairman & Chief Executive Officer (Principal Executive Officer)

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

Signature                    Title                                                 Date
---------                    -----                                                 ----

/s/ Roger S. Marcus          President, Chairman, Chief Executive Officer     March 30, 2004
-------------------------    and Director (Principal Executive Officer)
Roger S. Marcus

/s/ Howard N. Feist III      Chief Financial Officer                          March 30, 2004
-------------------------    (Principal Financial and Accounting Officer)
Howard N. Feist III

/s/ Richard G. Marcus        Vice Chairman and Director                       March 30, 2004
-------------------------
Richard G. Marcus

/s/ William M. Marcus        Director                                         March 30, 2004
-------------------------
William M. Marcus

/s/ John N. Irwin III        Director                                         March 30, 2004
-------------------------
John N. Irwin III

/s/ Cyril C. Baldwin, Jr.    Director                                         March 30, 2004
-------------------------
Cyril C. Baldwin, Jr.

/s/ Mark S. Newman           Director                                         March 30, 2004
-------------------------
Mark S. Newman

/s/ Mark N. Kaplan           Director                                         March 30, 2004
-------------------------
Mark N. Kaplan

/s/ C. Barnwell Straut       Director                                         March 30, 2004
-------------------------
C. Barnwell Straut

INDEX TO EXHIBITS

 Exhibit
 Number   Exhibits
 ------   --------

    3.1   Amended Certificate of Incorporation of the Company. (3)
    3.2   Amended and Restated Bylaws of the Company. (3)
    4.1 Registration Rights Agreement, dated as of February 8, 1995 by and between the Company and Hillside. (2)
    4.2 Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee. (4)
  4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee. (11)
  4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee. (12)
   10.1 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite. (1)
   10.2 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite. (1)
   10.3 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company. (1)
 10.3.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company. (2)
 10.3.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company. (5)
 10.3.3 Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company. (5)
 10.3.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company. (11)
   10.4 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company. (1)
 10.4.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company. (5)
   10.5 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company. (5)
   10.6 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").
          (2)
   10.7 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company. (2)
   10.8 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company. (2)
   10.9   Form of 1995 Stock Option Plan. (2)
 10.9.1   Form of Amendment to 1995 Stock Option Plan. (6)
  10.10 Form of Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors. (8)
10.10.1 Form of Amendment to non-qualified, non-employee Directors Stock Option Plan. (9)

  10.11 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company. (9)
10.11.1   Amendment No. 1 to Loan and Security Agreement, dated
          September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation. (10)
10.11.2   Amendment No. 2 to Loan and Security Agreement, dated as of
          February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation. (11)
10.11.3 Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.
  10.12 Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003. (12)
10.12.1 First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003. (12)
  10.13 Collateral Trust Agreement, dated April 16, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust. (12)
10.13.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware
          Trustee of the Collateral Trust. (12)
  10.14   Security Agreement, dated April 16, 2003, by and between the
          Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
10.14.1 Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
10.14.2   Termination Agreement, dated June 6, 2003, by and between the
          Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
10.14.3 Superceding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
   21.1   Subsidiaries of the Company. (7)
   23.1   Consent of Independent Auditors, Ernst & Young LLP.
   31.1   Certification of the Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
   31.2   Certification of the Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
   32.1   Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   33.2   Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.1 Joint Prepackaged Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al.(13)
   99.2   Disclosure Statement of Congoleum Corporation, Congoleum Sales,
          Inc. and Congoleum Fiscal, Inc. (13)

----------
(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994.

(2) Incorporated by reference to the exhibit bearing the same description filed with the Company's Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995.

(3) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(4) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(5) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997.

(6) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996.

(7) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998.

(8) Incorporated by reference to the exhibit bearing the same description filed with the Company's Registration Statement on Form S-8 (File No. 33-84387) declared effective by the Securities and Exchange Commission on August 3, 1999.

(9) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001.

(10) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(11) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

(12) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30,2003.

(13) Incorporated by reference to the exhibit bearing the same description filed with the Company's Current Report on Form 8-K dated October 27, 2003.

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                     Balance at     Reversed to                                   Balance
                                     Beginning         Income         Other                        At end
                                     Of Period       Statement       Changes     Deductions (a)   of Period
                                     ---------       ---------       -------     --------------   ---------

Year ended December 31, 2003:         $(1,204)          $ 34          $121(b)                      $(1,049)
  Allowance for doubtful
    Accounts and cash
    Discounts

Year ended December 31, 2002:         $(1,859)                        $655(b)                      $(1,204)
  Allowance for
    doubtful Accounts
    and cash Discounts

Year ended December 31, 2001:         $(1,934)          $ --          $ 67(b)        $   8         $(1,859)
  Allowance for
    doubtful Accounts
    and cash Discounts

(a)   Balances written off, net of recoveries.

(b) Represents net provision (utilization) of the allowance for doubtful accounts and cash discounts.