Form 10-Q
period 2004-03-31
CONGOLEUM CORP
filed 2004-05-14
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       or

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

              Class                            Outstanding at April 30, 2004
   -----------------------------              --------------------------------

       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2004
         (unaudited) and December 31, 2003....................................3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....................4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2004 and 2003 (unaudited)...............5

         Notes to Unaudited Condensed Consolidated Financial
         Statements (unaudited)...............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........29

Item 4.  Controls and Procedures.............................................29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................30

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities................................................30

Item 3.  Defaults Upon Senior Securities.....................................30

Item 4.  Submission of Matters to a Vote of Security Holders.................30

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................31

Signatures ..................................................................32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                             March 31,   December 31,
                                                               2004         2003
-----------------------------------------------------------------------------------
                                                           (unaudited)
-----------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                $  10,482    $   2,169
    Restricted cash                                              1,358        1,757
    Accounts receivable, net                                    19,092       13,560
    Inventories                                                 44,670       44,995
    Prepaid expenses and other current assets                    7,417        9,672
    Deferred income taxes                                        8,752        8,752
-----------------------------------------------------------------------------------
        Total current assets                                    91,771       80,905
Property, plant, and equipment, net                             85,101       87,035
Other assets, net                                                7,832        7,959
-----------------------------------------------------------------------------------
        Total assets                                         $ 184,704    $ 175,899
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                         $  11,962    $   4,544
    Accrued liabilities                                         18,635       24,655
    Asbestos-related liabilities                                 8,678        9,819
    Revolving Credit Loan - secured debt                        11,237       10,232
    Accrued taxes                                                  157          130
    Deferred income taxes                                        4,376        4,376
-----------------------------------------------------------------------------------
        Total current liabilities                               55,045       53,756
-----------------------------------------------------------------------------------
Liabilities subject to compromise                              151,495           --
Long-term  debt                                                     --       99,773
Accrued pension liability                                           --       24,032
Other liabilities                                                   --       11,222
Deferred income taxes                                            4,376        4,376
Accrued post retirement benefit obligation                          --        8,517
-----------------------------------------------------------------------------------
        Total liabilities                                      210,916      201,676
-----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares
   authorized; 4,736,950 shares issued and 3,651,190
   outstanding as of March 31, 2004 and December 31, 2003,
   respectively                                                     47           47
Class B common stock, par value $0.01; 4,608,945 shares
   authorized issued and outstanding                                46           46
Additional paid-in capital                                      49,105       49,105
Retained deficit                                               (47,213)     (46,778)
Accumulated other comprehensive loss                           (20,384)     (20,384)
Less Class A common stock held in treasury, at cost;
   1,085,760 shares                                              7,813        7,813
-----------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                   (26,212)     (25,777)
-----------------------------------------------------------------------------------
        Total liabilities and stockholders'
           equity (deficit)                                  $ 184,704    $ 175,899
-----------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                                  2004        2003
                                                               ---------------------
                                                               (In thousands, except
                                                                 per share amounts)

Net sales ...................................................   $ 52,000    $ 53,581
Cost of sales ...............................................     38,449      40,914
Selling, general and administrative expenses ................     11,985      13,203
                                                                --------    --------
   Income (loss) from operations ............................      1,566        (536)
Other income (expense):
   Interest income ..........................................         --          39
   Interest expense .........................................     (2,245)     (2,235)
   Other income .............................................        244         144
                                                                --------    --------
   Net loss .................................................   $   (435)   $ (2,588)
                                                                ========    ========

      Net loss per common share, basic and diluted ..........   $  (0.05)   $  (0.31)
                                                                ========    ========

      Weighted average number of common shares outstanding ..      8,260       8,260
                                                                ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      ---------------------
                                                                        2004         2003
                                                                         (In thousands)

Cash flows from operating activities:
   Net loss .......................................................   $   (435)   $ (2,588)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation ................................................      2,751       2,779
      Amortization ................................................        140         139
      Changes in certain assets and liabilities:
          Accounts and notes receivable ...........................     (5,532)     (1,729)
          Inventories .............................................        325      (3,131)
          Prepaid expenses and other assets .......................      2,255       2,304
          Accounts payable ........................................      7,418      (2,497)
          Accrued expenses ........................................      2,053     (12,960)
          Asbestos-related expenses ...............................     (1,141)     (4,177)
          Other liabilities .......................................        (28)       (382)
                                                                      --------    --------
             Net cash provided by (used in) operating activities ..      7,806     (22,242)
                                                                      --------    --------
Cash flows from investing activities:
      Capital expenditures ........................................       (847)     (1,015)
      Proceeds from asset retirement ..............................         30          --
                                                                      --------    --------
             Net cash used in investing activities ................       (817)     (1,015)
                                                                      --------    --------
Cash flows from Financing activities:
      Net short-term borrowings ...................................        925      14,751
      Net change in restricted cash ...............................        399      (3,024)
                                                                      --------    --------
             Net cash  provided by financing activities ...........      1,324      11,727
                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents ..............      8,313     (11,530)
Cash and cash equivalents:
   Beginning of period ............................................      2,169      18,277
                                                                      --------    --------
   End of period ..................................................   $ 10,482    $  6,747
                                                                      ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") consolidated financial position, results of operations and cash flows have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. The Bankruptcy Court has approved the disclosure statement and has scheduled a hearing on July 22, 2004 to consider approval of the proposed plan of reorganization. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's proposed plan of reorganization and related matters.

      The proposed, pre-packaged plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust (the "Plan Trust") that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Ttrust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company expects that it will take most of 2004 to obtain confirmation of its proposed plan of reorganization.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect the proposed plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining confirmation of its proposed plan of reorganization. As a result, any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court could vary significantly from the description in this report and the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting the Company's plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly than the Company has estimated.

      AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003.

      Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount the Company expects to spend for its contribution to, and costs to settle asbestos liabilities through, a Plan Trust established under
Section 524(g) of the Bankruptcy Code. Obligations arising post-petition, and pre-petition obligations that are secured or that the Bankruptcy Court has authorized the Company to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

2.    Recent Accounting Principles

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. The adoption of FIN 46 had no impact on the Company's consolidated financial statements as of December 31, 2003, and the Company does not expect there to be an impact on the consolidated financial statements from the adoption of the deferred provisions in the second quarter of fiscal year 2004.

      The Company discloses stock-based compensation information in accordance with FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123" and Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit companies to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148.

      A reconciliation of net income, as reported, to pro forma net income including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted EPS follows (in thousands, except per share data):

                                                    For the three months ended March 31,
(dollars in thousands, except per share amounts)           2004              2003
                                                           ----              ----
Net loss:
    As reported                                         $   (435)         $ (2,588)
    Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects, pro forma                  (51)              (52)
                                                        --------          --------
    As adjusted                                         $   (486)         $ (2,640)
                                                        ========          ========

Net loss per share:
    As reported                                         $  (0.05)         $  (0.31)
    Pro forma compensation expense                         (0.01)            (0.01)
                                                        --------          --------
    As adjusted                                         $  (0.06)         $  (0.32)
                                                        ========          ========

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                         March 31,      December 31,
                                            2004            2003
      --------------------------------------------------------------

      Finished goods                     $ 37,176         $ 37,959
      Work-in-process                       2,429            1,266
      Raw materials and supplies            5,065            5,770
      --------------------------------------------------------------
      Total inventories                  $ 44,670         $ 44,995
      --------------------------------------------------------------

4.    Loss Per Share

      Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated in accordance with SOP 96-1. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries are reflected in other noncurrent assets and are considered probable of recovery.

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

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced that it was seeking to resolve its asbestos liabilities through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, and later in 2003, consistent with this strategy, the entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement, and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

      The Claimant Agreement established a compensable disease valuation matrix (the "Matrix") and allowed claimants who qualified to participate in the Claimant Agreement (the "Qualifying Claimants") to settle their claims for the Matrix value, secured in part (75%) by the security interest in the collateral granted to the Collateral Trust. The Collateral Trust provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("Pre-Existing Settlement Agreements") with the Company and participating claimants who qualified for payment under unfunded settlement agreements entered into by the Company with plaintiffs that had asbestos claims pending against the Company and which claims were scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of the Company's anticipated Chapter 11 reorganization case ("Trial-Listed Settlement Agreements").

      The Claimant Agreement incorporated pre-existing settlement agreements and settled certain trial-listed claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. Under the proposed plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust.

      In October 2003, the Company began soliciting acceptances for its proposed pre-packaged plan of reorganization and the Company received the votes necessary for acceptance of the plan in late December 2003.

      The Company's proposed plan of reorganization provides for, among other things, an assignment of certain rights in, and proceeds of, the Company's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company's other creditors are unimpaired under the proposed plan and will be paid in the ordinary course of business. In January 2004, the Bankruptcy Court approved payment of pre-petition obligations to trade creditors in the ordinary course of business.

      The Bankruptcy Court has approved the disclosure statement supporting its proposed plan of reorganization and has scheduled a hearing on July 22, 2004 to consider approval of the proposed plan of reorganization.

      The Company's proposed plan of reorganization and related documents provide for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. There were no property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding has advised the Company that, as of the Bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of $0.8 million plus additional unspecified amounts. The Company is currently reviewing the filed asbestos property damage claims.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the later of June 30, 2005 and the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. Under the terms of the proposed plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, interest on the Original Principal Amount will accrue and be payable quarterly and interest on the Additional Principal Amount will accrue quarterly and be added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will then accrue and be payable quarterly.

      Under the terms of the proposed plan of reorganization all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. Events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the Senior Notes, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and ABI of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by American Biltrite, Inc. (ABI) (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. If the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default of the indenture governing the Company's Senior Notes, and with regard to other events of default of the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

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

      While the Company believes its proposed pre-packaged Chapter 11 plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $8.7 million at a minimum. .

      Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals as of March 31, 2004, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled claims is presently stayed by the bankruptcy statute. Activity related to asbestos claims was as follows:

                                       Three Months Ended     Year Ended
                                         March 31, 2004    December 31, 2003
      -----------------------------------------------------------------------

      Beginning claims.............          21,886             16,156
      New claims...................             114              6,246
      Settlements..................               0                (66)
      Dismissals...................               0               (450)
      -----------------------------------------------------------------------
      Ending claims................          22,000             21,886
      -----------------------------------------------------------------------

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Although Congoleum was not a party to this case, the decision in the Spaulding Case is likely binding on Congoleum and its primary insurance companies. Thus, based on the Spaulding Case decision, the primary insurance companies are obligated to provide the additional coverage previously disputed by the excess carriers. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. While the excess carriers have objected to the reasonableness of several of these settlements, Congoleum believes that the primary insurance company will now cover these settlements. Notwithstanding that the primary insurance company will likely pay these settlements, Congoleum also believes that the excess carriers will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's proposed plan of reorganization.

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum ("Claimant Agreement") on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement, and also contend the Claimant Agreement is not fair, reasonable or in good faith. Congoleum disputes the allegations and contentions of the excess insurance carriers. On November 7, 2003, the court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. On April 19, 2004, the court denied a motion for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum argues, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing. Discovery continues in the coverage litigation.

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

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid to defend and settle claims:

                                                         Three
                                                        Months         Year
                                                         Ended         Ended
                                                       March 31,    December 31,
        (in millions)                                    2004          2003
                                                         ----          ----

        Indemnity costs paid by the Company's
            Insurance carriers                           $ --          $ --

        Indemnity costs paid by the Company                --           0.8

        Defense costs paid by the Company                 0.4           4.5

      The amounts shown in the above table do not include non-cash settlements using assignments of insurance proceeds, which amounted to $477 million in 2003. There were no non-cash settlements with assignment of insurance proceeds in the three months ended March 31, 2004.

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

      The Company is seeking recovery from its insurance carriers of the amounts it has paid for defense and indemnity, and intends to seek recovery for any future payments of defense and indemnity. In light of the assignment of the rights to its applicable insurance proceeds to the Collateral Trust and the planned reorganization, the Company does not anticipate recovering these costs.

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

      The Company's gross liability of $491 million for these settlements is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At March 31, 2004, the Company estimates the minimum remaining amount of the contributions and costs to be $8.7 million, which it has recorded as a current liability. During the fourth quarter of 2003, the Company recorded a charge of $3.7 million to increase its recorded liability to the minimum estimated amount, no additional charge was recorded in the first quarter of 2004. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2003 to March 31, 2004:

                                                Spending  Recoveries
                         Balance at             Against      From     Balance at
(in thousands)           12/31/03   Additions   Reserve   Insurance     3/31/04
                         -------------------------------------------------------
Reserves                  $9,819        $--     $(1,141)      $--       $8,678
Receivables               (3,586)        --                    --       (3,586)
--------------------------------------------------------------------------------
Net Asbestos Liability    $6,233        $ 0     $(1,141)      $ 0       $5,092
                          ======        ===     ========      ===       ======

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                          March 31,       December 31
                                            2004             2003
                                            ----             ----

      Beginning balance                     $ 2.7           $ 2.6

      Accruals                                1.4             6.3

      Charges                                (1.4)           (6.2)
                                            -----           -----

      Ending balance                        $ 2.7           $ 2.7
                                            =====           =====

8.    Liabilities Subject to Compromise

      As a result of the Company's Chapter 11 filing (see Notes 1 and 6 to the Unaudited Condensed Consolidated Financial Statements), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, the Company's accrued interest expense on its Senior Notes is also recorded in liabilities subject to compromise. See Notes 1 and 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's asbestos liability.

Liabilities subject to compromise at March 31, 2004 are as follows:

(dollars in thousands)

Debt (at face value)                                     $100,000
Pre-petition other payables and accrued interest            7,752
Pension liability                                          23,865
Other post-retirement benefit obligation                    8,413
Pre-petition other liabilities                             11,465
                                                         --------
Total liabilities subject to compromise                  $151,495
                                                         ========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                             March 31,      December 31,
                                               2004            2003
      -----------------------------------------------------------------

      Accrued warranty, marketing and
          sales promotion                    $14,138         $14,918
      Employee Compensation and
          related benefits                     4,397           3,474
      Interest                                    --           3,677
      Environmental remediation and
          Product related liabilities             --             834
      Other                                      100           1,752
      -----------------------------------------------------------------
      Total accrued liabilities              $18,635         $24,655
      -----------------------------------------------------------------

10.   Other Liabilities

      A summary of the significant components of other liabilities consists of the following (in thousands):

                                           March 31,      December 31,
                                              2004           2003
      -----------------------------------------------------------------

      Environmental remediation and
          product-related liabilities         $ --        $ 5,105
      Accrued workers' Compensation
          Claims                                --          5,130
      Other                                     --            987
      -----------------------------------------------------------------
      Total other liabilities                 $ --        $11,222
      -----------------------------------------------------------------

      Pursuant to SOP 90-7, the other liabilities at March 31, 2004, have been included in liabilities subject to compromise. See Note 8 to the unaudited condensed Consolidated Financial Statements for further discussion of liabilities subject to compromise.

11.   Pension Plans

      The Company sponsors several non-contributory defined benefit pension plans covering most of the Company's employees. Benefits under the plan are based on years of service and employee compensation. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. The Company also maintains health and life insurance programs for retirees (reflected in the table below in "Other Benefits").

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans the first quarters of 2004 and 2003:

                                                Three Months Ended    Three Months Ended
                                                  March 31, 2004        March 31, 2003
                                                  --------------        --------------
                                                           Other                   Other
                                               Pension    Benefits    Pension     Benefits
(In thousands)
Components of Net Periodic Benefit Cost:
    Service cost ...........................   $   359     $  50      $   293      $  47
    Interest cost ..........................     1,108       140        1,056        137
                                               -------     -----      -------      -----
    Expected return on plan assets .........      (853)       --         (692)        --
    Recognized net actuarial loss ..........       400        11          399          9
    Amortization of transition obligation ..       (18)       --          (18)        --
    Amortization of prior service cost .....       (71)     (116)         (71)      (116)
                                               -------     -----      -------      -----
Net periodic benefit cost ..................   $   925     $  85      $   967      $  77
                                               =======     =====      =======      =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

    Discount rate...........................      6.25%     6.75%       6.25%      6.75%
    Expected long-term return on
      plan assets...........................      7.00%       --        7.00%        --
    Rate of compensation increase...........  4.00% - 5.50%   --     4.00% - 5.50%   --

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed Consolidated Financial Statements and notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of the asbestos personal injury claimants necessary to seek approval of a proposed pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed pre-packaged plan of reorganization and disclosure statement with the court. The Bankruptcy Court has approved the disclosure statement supporting its proposed plan of reorganization and has scheduled a hearing on July 22, 2004 to consider approval of the proposed plan of reorganization. The Company is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to the Company's proposed plan of reorganization and related matters.

      The pre-packaged plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The plan of reorganization would provide for, among other things, an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take most of 2004 to obtain confirmation of its proposed plan of reorganization.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of
Section 524(g) of the Bankruptcy Code. The Company recorded charges of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher if the Company is not successful in obtaining confirmation of the pre-packaged plan of reorganization in a timely manner. The maximum amount potentially available to settle asbestos liabilities is the going concern or liquidation value of the Company.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Report. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company has significant asbestos liability and funding exposure, and its proposed pre-packaged plan of reorganization may not be confirmed" for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the proposed plan of reorganization.

Results of Operations

Three months ended March 31, 2004 as compared to three months ended March 31, 2003.

      Net sales for the quarter ended March 31, 2004 were $52.0 million as compared to $53.6 million for the quarter ended March 31, 2003, a decrease of $1.6 million or 3%. The decrease resulted primarily from lower resilient sheet sales to general line distributors. The Company's largest distributor reduced its inventory of Congoleum products by $2.1 million in the first quarter of 2004 compared with a $2.5 million increase in the first quarter of 2003. Partially offsetting this decline was improved sales to manufactured housing distributors.

      Gross profit for the quarter ended March 31, 2004 totaled $13.5 million, or 26.1% of net sales, compared to $12.7 million, or 23.6% of net sales for the same period last year. The improvement in gross margin reflects an improvement in sales mix, the benefit of cost reduction programs and a price increase instituted in late 2003, partially offset by the unfavorable impact of lower production volumes over which to spread fixed manufacturing costs.

      Selling, general and administrative expenses were $12.0 million for the quarter ended March 31, 2004 as compared to $13.2 million for the quarter ended March 31, 2003, a decrease of $1.2 million. The reduction in expenses reflects cost savings initiatives implemented in 2003, which helped reduce personnel-related compensation costs by approximately $0.8 million, during the quarter, coupled with lower sales and marketing support costs of approximately $0.2 million. As a percent of net sales, selling, general & administrative costs were 23.0% for the quarter ended March 31, 2004 compared to 24.6% for the same period last year.

      Income from operations was $1.6 million for the quarter ended March 31, 2004 compared to a loss of $0.5 million for the quarter ended March 31, 2003. The improvement in operating income was a result of the improved gross margins and lower selling, general and administrative expenses.

Liquidity and Capital Resources

      The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to the unaudited condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      The Company is a defendant in a large number of asbestos-related lawsuits and, on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are contained in Item 1 of the Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During 2003, the Company paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. During the first quarter of 2004, the Company spent $1.1 million and during the balance of 2004, expects to spend a further $8.7 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. The Company also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents, which provide for the Collateral Trust to reimburse certain expenses of the Company. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

      Unrestricted cash and cash equivalents, including short-term investments at March 31, 2004, were $10.5 million, an increase of $8.3 million from December 31, 2003. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. Working capital was $36.7 million at March 31, 2004, up from $27.1 million at December 31, 2003. The ratio of current assets to current liabilities at March 31, 2004 and December 31, 2003, was 1.7 to one, compared to 1.5 to one, respectively. Net cash provided by operations during the first three months of 2004 was $7.8 million, as compared to cash used by operations of $22.2 million in 2003. The increase in cash provided by operations in the first three months of 2004 versus the first three months of 2003 was primarily due to the unusually low level of accounts payable and accrued expenses at December 31, 2003. This unusually low level was due to limited manufacturing activity, coupled with creditors managing their pre-petition credit exposure and Congoleum prepaying certain expenses prior to its December 31, 2003, bankruptcy filing. As a result of its bankruptcy filing, the Company was not permitted to make the $4.3 million interest payment on its Senior Notes that was due February 1, 2004, which also reduced cash usage in the first quarter of 2004 compared to 2003. Expenditures related to asbestos liabilities and the Company's reorganization plan were $1.1 million in 2004, compared to $ 4.2 million in 2003, which also contributed to the increase in cash. Capital expenditures in the first three months of 2004 totaled $0.8 million. The Company is currently planning capital expenditures of approximately $6 million in 2004.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one-year revolving credit facility with borrowings up to $30.0 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at March 31, 2004. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2004, based on the level of receivables and inventory, $26.6 million was available under the facility, of which $4.0 million was utilized for outstanding letters of credit and $11.2 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if the Company's plan of reorganization is not confirmed by that facility's expiration on December 31, 2004.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 to the unaudited cCondensed Consolidated Financial Statements). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation, which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

      The outcome of these environmental matters could result in significant expenses incurred by, or judgments assessed against, the Company.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although the Company did not generate cash from operations in 2003, the Company anticipates that it will generate cash from operations in 2004. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its pre-packaged Chapter 11 plan of reorganization. The Company's inability to obtain confirmation of the proposed plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements. The Company also anticipates it will be able to obtain exit financing upon confirmation of its proposed plan. Such financing will be required to replace its debtor-in-possession credit facility and permit the Company to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed plan of reorganization.

Risk Factors That May Affect Future Results

The Company has significant asbestos liability and funding exposure, and its proposed pre-packaged plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 6 of the Notes to the Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling $491 million. Satisfaction of these obligations pursuant to the terms of the pre-packaged plan is dependent on a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

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

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (iv) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (v) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that maybe needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that maybe needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by the Company, (vii) developments in, and the outcome of, insurance coverage litigation pending in New Jersey State Court involving Congoleum, ABI, and certain insurers, and (viii) compliance with the Bankruptcy Code, including Section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its pre-packaged plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 6 of Notes to Consolidated Financial Statements, which are included in this report.

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

      The Company believes that suitable alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources, which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing efforts to develop new sources of supply would be successful in avoiding a material adverse effect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of March 31, 2004 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting during the last quarter covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings: The information contained in Note 5 "Environmental and Other Liabilities" and Note 6 "Asbestos Liabilities" of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

      Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities: None

      Item 3. Defaults Upon Senior Securities: The commencement of the
              Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payment due February 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on that date is approximately $4.3 million. As of March 31, 2004, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $61,000 of accrued interest on the interest due on February 1, 2004 are included in "Liabilities Subject to Compromise."

      Item 4. Submission of Matters to a Vote of Security Holders: None

      Item 5. Other Information: None

      Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits

       Exhibit
       Number   Exhibits
       ------   --------

          3.1   Amended Certificate of Incorporation of the Company
          3.2   Amended and Restated Bylaws of the Company
                Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress
         10.1   Financial Corporation
         31.1   Rule 13a-14(a) Certification of Chief Executive Officer
         31.2 Rule 13a-14(a) Certification of Chief Financial Officer Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         32.1 Section 906 of the Sarbanes-Oxley Act of 2002. Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         32.2   Section 906 of the Sarbanes-Oxley Act of 2002.


      (b) Reports on Form 8-K

            (i) On January 12, 2004, the Company filed a Current Report on Form 8-K, dated December 31, 2003, disclosing that on December 31, 2003, the Company and certain of its subsidiaries had filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking relief under Chapter 11 of the United States Bankruptcy Code. In addition, the Company reported certain actions of the Bankruptcy Court.

            (ii) On February 24, 2004, the Company filed a Current Report on Form 8-K, dated the same date, disclosing how persons may obtain information filed by the Company from time-to-time with the Bankruptcy Court.

            (iii) On March 12, 2004, the Company filed a Current Report on Form 8-K, dated March 11, 2003, disclosing that it had, on March 11, 2004, issued a press release announcing its financial results for the three and twelve months ended December 31, 2003.

                              CONGOLEUM CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONGOLEUM CORPORATION
                                           (Registrant)


Date: May 14, 2004                     By: /s/ Howard  N. Feist III
                                           ------------------------------
                                                   (Signature)

                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

                                  Exhibit Index

       Exhibit
       Number   Exhibits
       ------   --------

          3.1   Amended Certificate of Incorporation of the Company (1)
          3.2 Amended and Restated Bylaws of the Company (1) Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress
         10.1   Financial Corporation (2)
         31.1   Rule 13a-14(a) Certification of Chief Executive Officer
         31.2 Rule 13a-14(a) Certification of Chief Financial Officer Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         32.1 Section 906 of the Sarbanes-Oxley Act of 2002. Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         32.2   Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quareterly Report on Form 10-Q for the period ended June 30, 1996.
(2) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2004.