Form 10-Q
period 2004-06-30
CONGOLEUM CORP
filed 2004-08-12
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

                                       or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at July 31, 2004
     ----------------------------          ---------------------------------

        Class A Common Stock                          3,651,190
        Class B Common Stock                          4,608,945

                              CONGOLEUM CORPORATION

                                      Index


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30, 2004
           (unaudited) and December 31, 2003...................................3

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited).......4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited).................5

           Notes to Unaudited Condensed Consolidated Financial
           Statements (unaudited)..............................................6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................22

Item 3. Quantitative and Qualitative Disclosures About Market Risk............31

Item 4. Controls and Procedures...............................................32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................32

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities...............................................32

Item 3. Defaults Upon Senior Securities.......................................32

Item 4. Submission of Matters to a Vote of Security Holders...................32

Item 5. Other Information.....................................................33

Item 6. Exhibits and Reports on Form 8-K......................................33

Signatures....................................................................34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                        June 30,      December 31,
                                                                          2004           2003
--------------------------------------------------------------------------------------------------
                                                                       (unaudited)
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                         $  23,675        $   2,169
      Restricted cash                                                       3,848            1,757
      Accounts receivable, net                                             24,204           13,560
      Inventories                                                          43,191           44,995
      Prepaid expenses and other current assets                             6,980            9,672
      Deferred income taxes                                                 8,456            8,752
--------------------------------------------------------------------------------------------------
           Total current assets                                           110,354           80,905
Property, plant and equipment, net                                         82,950           87,035
Other  assets, net                                                          7,680            7,959
--------------------------------------------------------------------------------------------------
           Total assets                                                 $ 200,984        $ 175,899
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                     12,361        $   4,544
      Accrued liabilities                                                  27,539           24,655
      Asbestos-related liabilities                                          8,434            9,819
         Revolving Credit Loan - secured debt                              15,342           10,232
      Accrued taxes                                                           216              130
      Deferred income taxes                                                 4,556            4,376
==================================================================================================
           Total current liabilities                                       68,448           53,756
==================================================================================================
Liabilities subject to compromise                                         152,937               --
Long-term  debt                                                                --           99,773
Accrued pension liability                                                      --           24,032
Other liabilities                                                              --           11,222
Deferred income taxes                                                       3,900            4,376
Accrued post retirement benefit obligation                                     --            8,517
==================================================================================================
           Total liabilities                                              225,285          201,676
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized;
      4,736,950 shares issued and 3,651,190 outstanding as of
      June 30, 2004 and December 31, 2003, respectively                        47               47
Class B common stock, par value $0.01; 4,608,945 shares authorized
  issued and outstanding                                                       46               46
Additional paid-in capital                                                 49,105           49,105
Retained deficit                                                          (45,853)         (46,778)
Accumulated other comprehensive loss                                      (19,833)         (20,384)
Less Class A common stock held in treasury, at cost; 1,085,760 shares       7,813            7,813
--------------------------------------------------------------------------------------------------
           Total stockholders' equity (deficit)                           (24,301)         (25,777)
--------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity (deficit)         $ 200,984        $ 175,899
==================================================================================================

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                            --------------------    ----------------------
                                                              2004        2003        2004          2003
                                                                        (In thousands, except
                                                                         per share amounts)

Net sales ...............................................   $ 62,951    $ 54,995    $ 114,951    $ 108,576
Cost of sales ...........................................     46,065      42,739       84,514       83,653
Selling, general and administrative expenses ............     13,017      12,513       25,002       25,716
                                                            --------    --------    ---------    ---------
     Income (loss) from operations ......................      3,869        (257)       5,435         (793)
Other income (expense):
     Interest income ....................................         --           9           --           48
     Interest expense ...................................     (2,314)     (2,235)      (4,559)      (4,470)
     Other income .......................................        421         492          665          636
                                                            --------    --------    ---------    ---------
     Income (loss) before taxes .........................   $  1,976    $ (1,991)   $   1,541    $  (4,579)

Provision for income taxes ..............................        616         -0-          616          -0-
                                                            --------    --------    ---------    ---------

Net Income ..............................................   $  1,360    $ (1,991)   $     925    $   4,579)
                                                            ========    ========    =========    =========

         Net Income (loss) per common share, basic and
             diluted ....................................   $   0.16    $  (0.24)   $    0.11    $   (0.55)
                                                            ========    ========    =========    =========

         Weighted average number of common shares
             outstanding, basic .........................      8,260       8,260        8,260        8,260
                                                            ========    ========    =========    =========

         Weighted average number of common shares
             outstanding, diluted .......................      8,363       8,260        8,363        8,260
                                                            ========    ========    =========    =========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              2004         2003
                                                                                (In thousands)

Cash flows from operating activities:
     Net Income (loss) ..................................................   $    925    $ (4,579)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation ...................................................      5,410       5,549
         Amortization ...................................................        304         279
         Deferred Income taxes ..........................................        551          --
                                                                            --------    --------
         Changes in certain assets and liabilities:
              Accounts and notes receivable .............................    (10,644)     (1,196)
              Inventories ...............................................      1,804      (3,135)
              Prepaid expenses and other assets .........................      2,692       2,897
              Accounts payable ..........................................      7,817      (3,031)
              Accrued expenses ..........................................     12,753      (5,820)
              Asbestos-related expenses .................................     (1,385)     (7,097)
              Other liabilities .........................................       (335)       (476)
                                                                            --------    --------
                   Net cash provided by (used in) operating activities ..     19,892     (16,609)
                                                                            --------    --------
Cash flows from investing activities:
         Capital expenditures ...........................................     (1,355)     (2,469)
         Proceeds from asset retirement .................................         30          --
                                                                            --------    --------
                   Net cash used in investing activities ................     (1,325)     (2,469)
                                                                            --------    --------
Cash flows from Financing activities:
         Net short-term borrowings ......................................      5,030      14,859
         Net change in restricted cash ..................................     (2,091)     (2,869)
                                                                            --------    --------
                   Net cash provided by financing activities ............      2,939      11,990
                                                                            --------    --------
Net increase (decrease) in cash and cash equivalents ....................     21,506      (7,088)
Cash and cash equivalents:
     Beginning of period ................................................      2,169      18,277
                                                                            --------    --------
     End of period ......................................................   $ 23,675    $ 11,189
                                                                            ========    ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") consolidated financial position, results of operations and cash flows have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. The Bankruptcy Court has approved the disclosure statement and has scheduled a hearing on October 5, 2004 to consider approval of the proposed plan of reorganization. There can be no assurance that the hearing will not be rescheduled to a later date, or that the proposed plan will not be modified. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's proposed plan of reorganization and related matters.

      The proposed, pre-packaged plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust (the "Plan Trust") that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company expects that it will take the balance of 2004 to obtain confirmation of its proposed plan of reorganization. There can be no assurance that the proposed plan will not be modified.

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

2. Recent Accounting Principles

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 and the Revised Interpretation had no impact on the Company's consolidated financial statements.

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

                                                    For the Three Months       For the Six Months
(dollars in thousands, except per share amounts)        Ended June 30,            Ended June 30,
                                                    2004            2003        2004         2003
                                                    ----            ----        ----         ----
Net Income/(Loss):
       As reported                                $   1,360    $  (1,991)   $     925    $  (4,579)
       Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax
       effects, pro forma                               (53)         (52)        (104)        (103)
                                                  ---------    ---------    ---------    ---------
       As adjusted                                $   1,307    $  (2,043)   $     821    $  (4,682)
                                                  =========    =========    =========    =========
Net Income/(Loss) per share:
       Basic and diluted, as reported             $    0.16    $   (0.24)   $    0.11    $   (0.55)
       Pro forma compensation expense                 (0.01)       (0.01)       (0.01)       (0.01)
                                                  ---------    ---------    ---------    ---------
       Basic and diluted, as adjusted             $    0.15    $   (0.25)   $    0.10    $   (0.56)
                                                  =========    =========    =========    =========

3. Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                                       June 30,     December 31,
                                                         2004          2003
       -------------------------------------------------------------------------

       Finished goods                                   $36,016       $37,959
       Work-in-process                                    2,493         1,266
       Raw materials and supplies                         4,682         5,770
       -------------------------------------------------------------------------
       Total inventories                                $43,191       $44,995
       =========================================================================

4. Income/(Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net Income (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

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

6. Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced that it was seeking to resolve its asbestos liabilities through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, and later in 2003, consistent with this strategy, the Company entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement, and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

      The Claimant Agreement established a compensable disease valuation matrix (the "Matrix") and allowed claimants who qualified to participate in the Claimant Agreement (the "Qualifying Claimants") to settle their claims for the Matrix value, secured in part (75%) by a security interest in the collateral granted to the Collateral Trust. The Collateral Trust provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("Pre-Existing Settlement Agreements") with the Company and participating claimants who qualified for payment under unfunded settlement agreements entered into by the Company with plaintiffs that had asbestos claims pending against the Company and which claims were scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of the Company's anticipated Chapter 11 reorganization case ("Trial-Listed Settlement Agreements").

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

      The Company's proposed plan of reorganization provides for, among other things, an assignment of certain rights in, and proceeds of, the Company's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company's other creditors are unimpaired under the proposed plan and will be paid in the ordinary course of business. There can be no assurance that the proposed plan will not be modified. In January 2004, the Bankruptcy Court approved payment of pre-petition obligations to trade creditors in the ordinary course of business.

      The Bankruptcy Court has approved the disclosure statement supporting the Company's proposed plan of reorganization and has scheduled a hearing on October 5, 2004 to consider approval of the proposed plan of reorganization. There can be no assurance that the hearing will not be rescheduled to a later date or that the proposed plan will not be modified. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's proposed plan of reorganization and related matters.

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

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal

Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. Under the terms of the proposed plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

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

      While the Company believes its proposed pre-packaged Chapter 11 plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $8.4 million at a minimum.

      Pending Asbestos Claims

      The Company has been served notice that it is one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals as of June 30, 2004, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled claims is presently stayed by the bankruptcy statute. Activity related to asbestos claims was as follows:

                                Six Months Ended June 30, 2004   Year Ended December 31, 2003
---------------------------------------------------------------------------------------------

Beginning claims .............             21,886                       16,156
New claims ...................                163                        6,246
Settlements ..................                  0                          (66)
Dismissals ...................                  0                         (450)
---------------------------------------------------------------------------------------------
Ending claims ................             22,049                       21,886
---------------------------------------------------------------------------------------------

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which that carrier will pay Congoleum $15.4 million in full satisfaction of its policy limits. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the settlement agreement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust. Payment of such fees and expenses are subject to Court Order or approval. The Company does not expect this settlement agreement to have a material effect on its financial condition or results of operations. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's proposed plan of reorganization.

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum ("Claimant Agreement") on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the Claimant Agreement is not fair, reasonable or in good faith. Congoleum disputes the allegations and contentions of the excess insurance carriers. On November 7, 2003, the court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. On April 19, 2004, the court denied a motion for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum argues, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing. Discovery continues in the coverage litigation.

      Given the actions of its excess insurance carriers, the Company believes it likely that it would currently have to fund any asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy, and the Company does not anticipate its future expenditures for defense and indemnity of asbestos related claims, other than expenditures pursuant to its proposed (or an alternative) plan of reorganization, will be significant.

         Payments Related to Asbestos Claims

      The following table sets forth amounts paid to defend and settle claims:

                                                 Six Months Ended    Year Ended
                                                     June 30,       December 31,
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

      The amounts shown in the above table do not include non-cash settlements using assignments of insurance proceeds, which amounted to $477 million in 2003. There were no non-cash settlements with assignment of insurance proceeds in the six months ended June 30, 2004.

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

      The Company's gross liability of $491 million for these settlements is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At June 30, 2004, the Company estimates the minimum remaining amount of the contributions and costs to be $8.4 million, which it has recorded as a current liability. During the fourth quarter of 2003, the Company recorded a charge of $3.7 million to increase its recorded liability to the minimum estimated amount. Although no additional charge has been recorded in 2004, additional charges may be required later in the year. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2003 to June 30, 2004:

                                                                   Spending      Recoveries
                                      Balance at                    Against         From           Balance at
(in thousands)                         12/31/03        Additions    Reserve       Insurance          6/30/04
                                   --------------------------------------------------------------------------
Reserves                                $ 9,819           $--       $(1,385)      $    --            $ 8,434
Receivables                              (3,586)           --            --                           (3,586)
-------------------------------------------------------------------------------------------------------------
Net Asbestos Liability                  $ 6,233           $ 0       $(1,385)      $     0            $ 4,848
                                        =======           ===       =======       =======            =======

7. Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions) for the :

                                                 Six Months Ended   Year Ended
                                                     June 30,      December 31,
                                                      2004            2003
                                                      ----            ----

      Beginning balance                                $2.7           $2.6

      Accruals                                          2.7            6.3

      Charges                                          (2.6)          (6.2)
                                                       ----           ----

      Ending balance                                   $2.8           $2.7
                                                       ====           ====

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

Liabilities subject to compromise at June 30, 2004 are as follows:

(dollars in thousands)

Debt (at face value)                                                    $100,000
Pre-petition other payables and accrued interest                           9,587
Pension liability                                                         23,259
Other post-retirement benefit obligation                                   8,309
Pre-petition other liabilities                                            11,782
                                                                        --------
Total liabilities subject to compromise                                 $152,937
                                                                        ========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9. Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                                     June 30,    December 31,
                                                       2004          2003
       ----------------------------------------------------------------------

       Accrued warranty, marketing and
             sales promotion                          $19,946      $14,918
       Employee Compensation and
             Related benefits                           5,143        3,474
       Interest                                            --        3,677
       Environmental remediation and
             Product related liabilities                   --          834
       Other                                            2,450        1,752
       ----------------------------------------------------------------------
       Total accrued liabilities                      $27,539      $24,655
       ======================================================================

      Pursuant to SOP 90-7, accrued interest payable and environmental and certain product related liabilities have been included in liabilities subject to compromise. See Note 8 to the unaudited condensed Consolidated Financial Statements for further discussion of liabilities subject to compromise.

10. Other Liabilities

      A summary of the significant components of other liabilities consists of the following (in thousands):

                                                June 30,            December 31,
                                                  2004                 2003
       -------------------------------------------------------------------------

       Environmental remediation and
             Product-related liabilities         $ --                 $ 5,105
       Accrued workers' Compensation
             Claims                                --                   5,130
       Other                                       --                     987
       -------------------------------------------------------------------------
       Total other liabilities                   $ --                 $11,222
       =========================================================================

      Pursuant to SOP 90-7, the other liabilities at June 30, 2004, have been included in liabilities subject to compromise. See Note 8 to the unaudited condensed Consolidated Financial Statements for further discussion of liabilities subject to compromise.

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

         The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended June 30, 2004 and 2003:

                                                          Three Months Ended      Three Months Ended
                                                            June 30, 2004           June 30, 2003
                                                            -------------           -------------
                                                                      Other                    Other
                                                         Pension     Benefits     Pension     Benefits
                                                         -------     --------     -------     --------
         (In thousands)
Components of Net Periodic Benefit Cost:
    Service cost .................................       $   312       $  50      $   293       $  47
    Interest cost ................................         1,052         140        1,056         137
    Expected return on plan assets ...............          (842)         --         (692)         --
    Recognized net actuarial loss ................           349          11          399           9
    Amortization of transition obligation ........           (18)         --          (18)         --
    Amortization of prior service cost ...........           (72)       (116)         (71)       (116)
                                                         -------       -----      -------       -----
Net periodic benefit cost ........................       $   781       $  85      $   967       $  77
                                                         =======       =====      =======       =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

    Discount rate ...............................      6.25%       6.75%       6.25%       6.75%
    Expected long-term return on plan assets ....      7.00%         --        7.00%         --
    Rate of compensation increase ...............      4.00%-        --        4.00%-        --
                                                       5.50%                   5.50%

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the six months ended June 30, 2004 and 2003:

                                                          Six Months Ended         Six Months Ended
                                                           June 30, 2004            June 30, 2003
                                                           -------------            -------------
                                                                      Other                    Other
                                                       Pension       Benefits     Pension     Benefits
                                                       -------       --------     -------     --------
         (In thousands)
Components of Net Periodic Benefit Cost:
    Service cost .............................         $   671         $ 100      $   587      $  94
    Interest cost ............................           2,160           280        2,111        274
    Expected return on plan assets ...........          (1,695)           --       (1,385)        --
    Recognized net actuarial loss ............             749            22          798         18
    Amortization of transition obligation ....             (36)           --          (36)        --
    Amortization of prior service cost .......            (143)         (232)        (141)      (232)
                                                       -------         -----      -------      -----
Net periodic benefit cost ....................         $ 1,706         $ 170      $ 1,934      $ 154
                                                       =======         =====      =======      =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

    Discount rate .................................      6.25%       6.75%       6.25%       6.75%
    Expected long-term return on plan  assets .....      7.00%         --        7.00%         --
    Rate of compensation increase .................      4.00%-        --        4.00%-        --
                                                         5.50%                   5.50%

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

      In addition to external economic factors, the Company's results are sensitive to sales and manufacturing volume, competitors' pricing, consumer preferences for flooring products, raw material costs and the mix of products sold. The manufacturing process is capital intensive and requires substantial investment in facilities and equipment. The cost of operating these facilities generally does not vary in direct proportion to production volume and, consequently, operating results fluctuate disproportionately with changes in sales volume. Please refer to the section entitled "Risk Factors That May Affect Future Results" for additional discussion of factors that could cause actual results to differ significantly from historical results or statements regarding the Company's expectations regarding future events.

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of the asbestos personal injury claimants necessary to seek approval of a proposed pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed pre-packaged plan of reorganization and disclosure statement with the court. The Bankruptcy Court has approved the disclosure statement supporting its proposed plan of reorganization and has scheduled a hearing on October 5, 2004 to consider approval of the proposed plan of reorganization. There can be no assurance that the hearing will not be rescheduled to a later date, or that the proposed plan will not be modified. The Company is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to the Company's proposed plan of reorganization and related matters.

      The pre-packaged plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The plan of reorganization would provide for, among other things, an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take the balance of 2004 to obtain confirmation of its proposed plan of reorganization.

      Based on its pre-packaged bankruptcy strategy, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of
Section 524(g) of the Bankruptcy Code. The Company recorded charges of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Further, although no charges have been recorded in 2004, additional charges may be required later in the year. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher if the Company is not successful in obtaining confirmation of the pre-packaged plan of reorganization in a timely manner. The maximum amount potentially available to settle asbestos liabilities is the going concern or liquidation value of the Company.

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

Results of Operations

Three and six months ended June 30, 2004 as compared to three and six months ended June 30, 2003.

      Net sales for the quarter ended June 30, 2004 were $63.0 million as compared to $55.0 million for the quarter ended June 30, 2003, an increase of $8.0 million or 14.5%. The increase resulted primarily from improvements in sales to the manufactured housing industry coupled with higher resilient sheet sales reflecting initial distributor inventory shipments of a new product introduction and an inventory build by the Company's largest distributor. Year to date net sales for 2004 totaled $115.0 million as compared to $108.6 million for the same period last year, an increase of $6.4 million, or 5.9%. Stronger sales to the manufactured housing industry and increased commercial tile sales accounted for substantially all the increase partially offset by weaker sales of resilient sheet specials.

      Gross profit for the quarter ended June 30, 2004 totaled $16.9 million, or 26.8% of net sales, compared to $12.3 million or 22.3% of net sales for the same period last year. The increase in gross profit reflects the higher sales, an improvement in sales mix and the benefit of cost reduction programs instituted in late 2003 partially offset by higher raw material pricing. Year to date gross profit was $30.4 million, or 26.5% of net sales as compared to $24.9 million or 23.0% of net sales for the same period last year. The increase is the result of the same factors contributing to the second quarter 2004 gross profit improvement. The Company expects the higher raw material pricing, experienced in the second quarter, will continue to pressure profit margins during the balance of 2004.

      Selling, general and administrative expenses were $13.0 million for the quarter ended June 30, 2004 as compared to $12.5 million for the quarter ended June 30, 2003, an increase of $0.5 million. The increase in expenses reflects higher merchandising and research costs related to the new product introduction and higher medical, pension costs and incentive compensation expenses. As a percent of sales, selling, general and administrative expenses were 20.7% of net sales for the quarter ended June 30, 2004, as compared to 22.8% for the same period last year. Year to date selling, general and administrative expenses totaled $25.0 million down $0.7 million versus the same period for 2003, reflecting savings from workforce reductions and other cost reductions initiated in May and August of 2003. Selling, general and administrative expenses totaled 21.7% of net sales for the first half of 2004 as compared to 23.7% for the same period in the prior year.

      Income from operations was $3.9 million for the quarter ended June 30, 2004 compared to a loss of $0.3 million for the quarter ended June 30, 2003. The improvement in operating income reflected the higher gross profit partially offset by higher selling, general and administrative expenses. Year to date income from operations for 2004 totaled $5.4 million, versus a loss of $0.8 million for the same period last year resulting from higher gross margins and lower selling, general and administrative expenses.

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

      The Company is a defendant in a large number of asbestos-related lawsuits and, on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are contained in Item 1 of the Quarterly Report on Form 10-Q. These matters have had and will continue to have a material adverse impact on liquidity and capital resources. During 2003, the Company paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. During the first six months of 2004, the Company spent $1.4 million and during the balance of 2004, expects to spend a further $8.4 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. Actual amounts that will be contributed to the Plan Trust and costs for implementing the Plan of Reorganization could be materially higher. The Company also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents, which provide for the Collateral Trust to reimburse certain expenses of the Company. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

      Unrestricted cash and cash equivalents, including short-term investments at June 30, 2004, were $23.7 million, an increase of $21.5 million from December 31, 2003. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not yet applied to the loan balance. Working capital was $41.9 million at June 30, 2004, up from $27.1 million at December 31, 2003. The ratio of current assets to current liabilities at June 30, 2004 was 1.6 to one, compared to 1.5 to one at December 31, 2003. Net cash provided by operations during the first six months of 2004 was $19.9 million, as compared to cash used by operations of $16.6 million in the first six months of 2003. The increase in cash provided by operations in the first six months of 2004 versus the first six months of 2003 was primarily due to the unusually low level of accounts payable and accrued expenses at December 31, 2003. This unusually low level was due to limited manufacturing activity, coupled with creditors managing their pre-petition credit exposure and Congoleum prepaying certain expenses prior to its December 31, 2003 bankruptcy filing. As a result of its bankruptcy filing, the Company was not permitted to make the $4.3 million interest payment on its Senior Notes that was due February 1, 2004, which also reduced cash usage in the first half of 2004 compared to 2003. Expenditures related to asbestos liabilities and the Company's reorganization plan were $1.4 million in 2004, compared to $4.2 million in 2003, which also contributed to the increase in cash from operations. Capital expenditures in the first six months of 2004 totaled $1.4 million. The Company is currently planning capital expenditures of approximately $5 million in 2004.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one-year revolving credit facility with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at June 30, 2004. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2004, based on the level of receivables and inventory, $27.3 million was available under the facility, of which $3.4 million was utilized for outstanding letters of credit and $15.3 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if the Company's plan of reorganization is not confirmed by that facility's expiration on December 31, 2004.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 to the unaudited condensed Consolidated Financial Statements). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation, which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

      There can be no assurance that the Company will be successful in obtaining confirmation of its pre-packaged plan in a timely manner or at all, and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court could vary significantly from the description in this report. Furthermore, the estimated costs and contributions to effect the contemplated plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, classes of creditors, or other parties in the Bankruptcy proceeding that exist or may emerge, (iii) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (iv) the response from time-to-time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (v) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that maybe needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that maybe needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by the Company,
(vii) developments in, and the outcome of, insurance coverage litigation pending in New Jersey State Court involving Congoleum, ABI, and certain insurers, and
(viii) compliance with the Bankruptcy Code, including Section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its pre-packaged plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

      The Company currently sells its products through approximately 17 distributors providing approximately 53 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail market distributor of the Company. These two distributors have historically accounted for 60% to 65% of the Company's net sales.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 87% of the Company's outstanding long-term debt as of June 30, 2004 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities: None

         Item 3. Defaults Upon Senior Securities: The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payment due February 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on that date is approximately $4.3 million. As of June 30, 2004, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $155,000 of accrued interest on the interest due on February 1, 2004 are included in "Liabilities Subject to Compromise."

         Item 4. Submission of Matters to a Vote of Security Holders: At the Annual Meeting of Stockholders held on May 10, 2004, the following actions were taken:

                 Three nominees were elected as Class B Directors who will hold office until the Annual Meeting of Stockholders in 2007 and until their successors are duly elected and qualify.

                                 Name             Votes For       Votes Withheld
                                 ----             ---------       --------------

                      Mark N. Kaplan              12,189,010          44,260
                      Richard G. Marcus           12,195,862          37,408
                      Mark S. Newman              12,197,139          36,131

                 The following persons are the other Directors of the Company whose terms of office as a Director continued after the meeting:

                      Roger S. Marcus      John N. Irwin        Cyril C. Baldwin
                      William M. Marcus    C. Barnwell Straut

         Item 5. Other Information: None

         Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits

       Exhibit
       Number    Exhibits
       ------    --------

          3.1    Amended Certificate of Incorporation of the Company
          3.2    Amended and Restated Bylaws of the Company
         31.1    Rule 13a-14(a) Certification of Chief Executive Officer
         31.2    Rule 13a-14(a) Certification of Chief Financial Officer
         32.1    Certification of the Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

                  (i) On May 10, 2004, the Company filed a Current Report on Form 8-K, dated the same date under Item 12, related to the press release dated May 10, 2004, announcing its financial results for the quarter ended March 31, 2004.

                  (ii) On June 4, 2004, the Company filed a Current Report on Form 8-K, dated June 2, 2004, under Item 5, announcing that the Bankruptcy Court rescheduled of the Confirmation Hearing previously set for July 22, 2004.

                              CONGOLEUM CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONGOLEUM CORPORATION
                                          (Registrant)


Date: August 12, 2004                By: /s/ Howard N. Feist III
                                     -------------------------------------------
                                             (Signature)

                                     Howard N. Feist III
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial & Accounting Officer)

                                  Exhibit Index

       Exhibit
       Number    Exhibits
       ------    --------

           3.1   Amended Certificate of Incorporation of the Company (1)
           3.2   Amended and Restated Bylaws of the Company (1)
          31.1   Rule 13a-14(a) Certification of Chief Executive Officer
          31.2   Rule 13a-14(a) Certification of Chief Financial Officer
          32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.