Form 10-Q
period 2004-09-30
CONGOLEUM CORP
filed 2004-11-12
CIK 23341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES|_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 2004
   -----------------------------              --------------------------------

       Class A Common Stock                              3,651,190
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2004
         (unaudited) and December 31, 2003....................................3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2004 and 2003
         (unaudited)..........................................................4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003 (unaudited)............5

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited)..........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........31

Item 4.  Controls and Procedures.............................................32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........32

Item 3.  Defaults Upon Senior Securities.....................................32

Item 4.  Submission of Matters to a Vote of Security Holders.................32

Item 5.  Other Information...................................................32

Item 6.  Exhibits............................................................33

Signatures...................................................................34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                          September 30,    December 31,
                                                               2004            2003
---------------------------------------------------------------------------------------
                                                           (unaudited)
---------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                $  27,586      $   2,169
    Restricted cash                                             18,077          1,757
    Accounts receivable, net                                    18,569         13,560
    Inventories                                                 43,096         44,995
    Prepaid expenses and other current assets                    8,089          9,672
    Deferred income taxes                                        8,457          8,752
-------------------------------------------------------------------------------------
        Total current assets                                   123,874         80,905
Property, plant and equipment, net                              81,125         87,035
Other  assets, net                                               7,552          7,959
-------------------------------------------------------------------------------------
        Total assets                                         $ 212,551      $ 175,899
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                         $  13,534      $   4,544
    Accrued liabilities                                         27,092         24,655
    Asbestos-related liabilities                                21,712          9,819
    Revolving Credit Loan - secured debt                         8,638         10,232
    Accrued taxes                                                2,463            130
    Deferred income taxes                                        4,556          4,376
-------------------------------------------------------------------------------------
        Total current liabilities                               77,995         53,756
-------------------------------------------------------------------------------------
Liabilities subject to compromise                              153,804             --
Long-term  debt                                                     --         99,773
Accrued pension liability                                           --         24,032
Other liabilities                                                   --         11,222
Deferred income taxes                                            3,900          4,376
Accrued post retirement benefit obligation                          --          8,517
-------------------------------------------------------------------------------------
        Total liabilities                                      235,699        201,676
=====================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares
    authorized; 4,736,950 shares issued and 3,651,190
    outstanding as of September 30, 2004 and
    December 31, 2003, respectively                                 47             47
Class B common stock, par value $0.01; 4,608,945 shares
    authorized issued and outstanding                               46             46
Additional paid-in capital                                      49,105         49,105
Retained deficit                                               (44,700)       (46,778)
Accumulated other comprehensive loss                           (19,833)       (20,384)
Less Class A common stock held in treasury, at cost;
    1,085,760 shares                                             7,813          7,813
-------------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                   (23,148)       (25,777)
-------------------------------------------------------------------------------------
        Total liabilities and stockholders'
           equity (deficit)                                  $ 212,551      $ 175,899
=====================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,                September 30,
                                                       ----------------------      ----------------------
                                                         2004          2003          2004          2003
                                                       --------      --------      --------      --------
                                                            (In thousands, except per share amounts)

Net sales .........................................    $ 58,871      $ 61,139      $173,822      $169,715
Cost of sales .....................................      41,812        46,126       126,326       129,779
Selling, general and administrative expenses ......      12,959        13,356        37,961        39,072
                                                       --------      --------      --------      --------
   Income from operations .........................       4,100         1,657         9,535           864
Other income (expense):
   Interest income ................................          26             7            26            55
   Interest expense ...............................      (2,417)       (2,278)       (6,976)       (6,748)
   Other income ...................................         212           310           877           946
                                                       --------      --------      --------      --------
   Income (loss) before taxes .....................       1,921          (304)        3,462        (4,883)

Provision (benefit) for income taxes ..............         768        (1,584)        1,384        (1,584)
                                                       --------      --------      --------      --------

Net Income (loss) .................................    $  1,153      $  1,280      $  2,078      $ (3,299)
                                                       ========      ========      ========      ========

       Net Income (loss) per common
          share, basic ............................    $   0.14      $   0.15      $   0.25      $  (0.40)
                                                       ========      ========      ========      ========

       Net Income (loss) per common
          share, diluted ..........................    $   0.13      $   0.15      $   0.25      $  (0.40)
                                                       ========      ========      ========      ========

       Weighted average number of common
          shares outstanding, basic ...............       8,260         8,260         8,260         8,260
                                                       ========      ========      ========      ========

       Weighted average number of common
          shares outstanding, diluted .............       8,583         8,260         8,422         8,260
                                                       ========      ========      ========      ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   2004          2003
                                                                      (In thousands)

Cash flows from operating activities:
   Net Income (loss) .......................................     $  2,078      $ (3,299)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation ........................................        8,126         8,352
       Amortization ........................................          419           419
       Deferred income taxes ...............................          550            --
       Changes in certain assets and liabilities:
         Accounts and notes receivable .....................       (5,009)       (2,752)
         Inventories .......................................        1,899         5,070
         Prepaid expenses and other assets .................        3,498         3,615
         Accounts payable ..................................        8,990        (3,096)
         Accrued expenses ..................................       14,526        (7,009)
         Asbestos-related expenses .........................       (4,500)      (11,145)
         Other liabilities .................................          504          (850)
                                                                 --------      --------
            Net cash provided by (used in) operating
              activities ...................................       31,081       (10,695)
                                                                 --------      --------
Cash flows from investing activities:
      Capital expenditures .................................       (2,246)       (3,969)
      Proceeds from asset retirement .......................           30            --
                                                                 --------      --------
            Net cash used in investing activities ..........       (2,216)       (3,969)
                                                                 --------      --------
Cash flows from Financing activities:
      Net short-term (payments) borrowings .................       (1,594)        8,497
      Net change in restricted cash ........................       (1,854)       (4,117)
                                                                 --------      --------
            Net cash (used in) provided by financing
              activities ...................................       (3,448)        4,380
                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents .......       25,417       (10,284)
Cash and cash equivalents:
   Beginning of period .....................................        2,169        18,277
                                                                 --------      --------
   End of period ...........................................     $ 27,586      $  7,993
                                                                 ========      ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") consolidated financial position, results of operations and cash flows have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004 Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Creditors' Committee, the Future Claimants representative and other asbestos claimant representatives. The Bankruptcy Court has scheduled a hearing to consider approval of the disclosure statement and plan voting procedures for December 9, 2004. There can be no assurance that the disclosure statement hearing will not be rescheduled to a later date, or that the proposed plan of reorganization will not be modified further. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization.

      The proposed modified plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed modified plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust (the "Plan Trust") that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company anticipates that it will take until the second quarter of 2005 to obtain confirmation of its proposed plan of reorganization. There can be no assurance that the proposed plan will not be modified again.

      Based on its reorganization, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect the proposed plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of
Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher, and the Company may record significant additional charges should the minimum estimated cost increase.

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

2.    Recent Accounting Principles

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 and the Revised Interpretation had no impact on the Company's consolidated financial statements.

      The Company discloses stock-based compensation information in accordance with FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123" and Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit companies to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148.

      A reconciliation of net income (loss), as reported, to pro forma net income (loss) including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings per share is as follows (in thousands, except per share data):

(dollars in thousands, except per     For the Three Months   For the Nine Months
share amounts)                        Ended September 30,    Ended September 30,
                                        2004       2003       2004       2003
                                       ------     ------     ------     -------
Net Income / (Loss):
   As reported                         $1,153     $1,280     $2,078     $(3,299)
   Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method for
   all awards, net of related
   tax effects, pro forma                 (57)       (53)      (161)       (156)
                                       ------     ------     ------     -------
   As adjusted                         $1,096     $1,227     $1,917     $(3,455)
                                       ======     ======     ======     =======
Net Income / (Loss) per share:
  Basic, as reported                   $ 0.14     $ 0.15     $ 0.25     $ (0.40)
  Pro forma compensation expense        (0.01)     (0.01)     (0.02)      (0.02)
                                       ------     ------     ------     -------
  Basic, as adjusted                   $ 0.13     $ 0.14     $ 0.23     $ (0.42)
                                       ======     ======     ======     =======

                                    For the Three Months   For the Nine Months
                                    Ended September 30,    Ended September 30,
                                      2004       2003       2004        2003
                                     ------     ------     ------      ------

Net Income / (Loss) per share:
  Diluted, as reported               $0.13      $0.15       $0.25      $(0.40)
  Pro forma compensation expense     (0.01)     (0.01)      (0.02)      (0.02)
                                     -----      -----       -----      ------
  Diluted, as adjusted               $0.12      $0.14       $0.23      $(0.42)
                                     =====      =====       =====      ======

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                        September 30,    December 31,
                                            2004            2003
                                            ----            ----
      --------------------------------------------------------------
      Finished goods                      $35,579          $37,959
      Work-in-process                       2,420            1,266
      Raw materials and supplies            5,097            5,770
      --------------------------------------------------------------
      Total inventories                   $43,096          $44,995
      --------------------------------------------------------------

4.    Income / (Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated in accordance with SOP 96-1. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries are reflected in other non-current assets and are considered probable of recovery.

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), and similar state laws. In addition, in four other instances, although not named as a PRP, the Company has received a request for information. The pending proceedings relate to eight disposal sites in New Jersey, Maryland and Pennsylvania in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

      The outcome of these matters could result in significant expenses or judgments that could have a material adverse effect on the results of operations, cash flows, and the financial position of the Company.

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced that it was seeking to resolve its asbestos liabilities through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, and later in 2003, consistent with this strategy, the Company entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

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

      On November 8, 2004 Congoleum announced that it had filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Creditors' Committee, the Future Claimants representative and other asbestos claimant representatives. The Bankruptcy Court has scheduled a hearing to consider approval of the disclosure statement and plan voting procedures for December 9, 2004.

      The Company's proposed modified plan of reorganization provides for, among other things, an assignment of certain rights in, and proceeds of, the Company's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company's other creditors are unimpaired under the proposed plan and will be paid in the ordinary course of business. There can be no assurance that the disclosure statement will not be modified.

       There can be no assurance that the hearing will not be rescheduled to a later date or that the proposed plan of reorganization will not be modified further.

         Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization.

      Under the modified plan of reorganization and related documents, Congoleum's assignment of insurance recoveries to the Collateral Trust is net of costs incurred in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the trust, for coverage litigation costs incurred after January 1, 2003 in excess of $6 million of coverage litigation costs. Furthermore, once insurance recoveries exceed $375 million, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the trust, for the first $6 million of coverage litigation costs. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the trust for the $1.3 million claims processing fee once insurance recoveries exceed $375 million.

      In connection with the modifications to the Plan and Collateral Trust, Congoleum agreed to indemnify the Claimants Counsel and the trustee of the Collateral Trust for all acts relating to the modification of the Plan and the Collateral Trust, including attorneys' fees, up to a maximum of $3 million.

      The Company's proposed plan of reorganization and related documents provide for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. There were no property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding has advised the Company that, as of the Bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company is currently reviewing the filed asbestos property damage claims.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive day trading period ended September 30, 2004, the resulting adjustment amount would be $11 million. Under the terms of the proposed plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

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

      The proposed plan of reorganization contemplates that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note, as collateral for the Company's obligations under the Company Note. As additional security for the Company Note, the ABI Pledge Agreement and the terms of the Company's proposed plan of reorganization provide that any amounts that the Company would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Company's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement, entered into in 1992, as to which both the Company and ABI are parties to (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI, would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's proposed plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company Note, the ABI Pledge Agreement and the Company's proposed plan of reorganization also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by the Company, will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's modified Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

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

      While the Company believes its proposed modified plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $7.2 million at a minimum, and could be materially higher.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the bankruptcy statute. The Company expects unsettled and future claims to be handled in accordance with the terms of its plan of reorganization and related trust.

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

      On August 12, 2004, the Court entered a case management order that sets forth the deadlines for completing fact and expert discovery, establishes deadlines for dispositive and pre-trial motion practice and divides the trial into three phases.

      The first phase of the trial is scheduled to begin on February 28, 2005, and will address the following issues:

      All issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global claimant's agreement entered into by Congoleum including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum.

      The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial remaining will address bad faith punitive damages, if appropriate.

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

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid to defend and settle claims:

                                               Nine Months Ended     Year Ended
        (in millions)                            September 30,      December 31,
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

      The amounts shown in the above table do not include non-cash settlements using assignments of insurance proceeds, which amounted to $477 million in 2003. There were no non-cash settlements with assignment of insurance proceeds in the nine months ended September 30, 2004.

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

Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value of $466 million. In addition, pre-existing settlement agreements and trial listed settlement agreements with claims secured by the Collateral Trust total $25 million.

      The Company's gross liability of $491 million for these settlements is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At September 30, 2004, the Company estimates the minimum remaining amount of the contributions and costs to be $7.2 million, which it has recorded as a current liability. During the fourth quarter of 2003, the Company recorded a charge of $3.7 million to increase its recorded liability to the minimum estimated amount. Although no additional charge has been recorded in 2004, additional charges may be required later in the year should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos liability reserves and receivables for reimbursable coverage related litigation costs and claims processing fee from December 31, 2003 to September 30, 2004:

                               Balance at                       Balance at
   (in thousands)               12/31/03         Spending        9/30/04
                               -------------------------------------------
   Reserves                      $ 9,819         $(2,573)        $ 7,246
   Receivables                    (3,586)         (1,927)         (5,513)

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions) for the:

                                Nine Months Ended      Year Ended
                                   September 30,      December 31,
                                      2004               2003
                                      ----               ----

      Beginning balance               $2.7               $2.6

      Accruals                         4.4                6.3

      Charges                         (4.2)              (6.2)
                                      ----               ----

      Ending balance                  $2.9               $2.7
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

Liabilities subject to compromise at September 30, 2004 are as follows:
(dollars in thousands)

Debt (at face value)                                     $100,000
Pre-petition other payables and accrued interest           11,899
Pension liability                                          22,105
Other post-retirement benefit obligation                    8,195
Pre-petition other liabilities                             11,605
                                                         --------
Total liabilities subject to compromise                  $153,804
                                                         ========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                         September 30,    December 31,
                                              2004           2003
      ----------------------------------------------------------------
      Accrued warranty, marketing and
          sales promotion                   $19,589        $14,918
      Employee Compensation and
          Related benefits                    5,563          3,474
      Interest                                   --          3,677
      Environmental remediation and
          Product related liabilities            --            834
      Other                                   1,940          1,752
      ----------------------------------------------------------------
      Total accrued liabilities             $27,092        $24,655
      ----------------------------------------------------------------

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

                                           September 30,   December 31,
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
      -----------------------------------------------------------------

      Pursuant to SOP 90-7, the other liabilities at September 30, 2004, have been included in liabilities subject to compromise. See Note 8 to the unaudited condensed Consolidated Financial Statements for further discussion of liabilities subject to compromise.

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended September 30, 2004 and 2003:

                                               Three Months Ended      Three Months Ended
                                               September 30, 2004      September 30, 2003
                                               ------------------      ------------------
                                                           Other                   Other
                                               Pension    Benefits    Pension     Benefits
                                               -------    --------    -------     --------
      (In thousands)
Components of Net Periodic Benefit Cost:
    Service cost ...........................    $   312     $  50     $   293     $  47
    Interest cost ..........................      1,052       140       1,056       137
    Expected return on plan assets .........       (842)       --        (692)       --
    Recognized net actuarial loss ..........        349        11         399         9
    Amortization of transition obligation ..        (18)       --         (18)       --
    Amortization of prior service cost .....        (72)     (116)        (71)     (116)
                                                -------     -----     -------     -----
Net periodic benefit cost ..................    $   781     $  85     $   967     $  77
                                                =======     =====     =======     =====

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the nine months ended September 30, 2004 and 2003:

                                                Nine Months Ended      Nine Months Ended
                                               September 30, 2004      September 30, 2003
                                               ------------------      ------------------
                                                           Other                   Other
                                               Pension    Benefits    Pension     Benefits
                                               -------    --------    -------     --------
      (In thousands)
Components of Net Periodic Benefit Cost:
    Service cost ...........................    $   982     $ 150     $   880     $ 141
    Interest cost ..........................      3,212       420       3,167       411
    Expected return on plan assets .........     (2,538)       --      (2,077)       --
    Recognized net actuarial loss ..........      1,098        33       1,196        27
    Amortization of transition obligation ..        (54)       --         (54)       --
    Amortization of prior service cost .....       (214)     (348)       (212)     (348)
                                                -------     -----     -------     -----
Net periodic benefit cost ..................    $ 2,486     $ 255     $ 2,900     $ 231
                                                =======     =====     =======     =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                  September 30, 2004     September 30, 2003
                                                  ------------------     ------------------
                                                              Other                 Other
                                                  Pension    Benefits    Pension   Benefits
                                                  -------    --------    -------   --------

    Discount rate..............................     6.25%      6.75%       6.25%      6.75%

    Expected long-term return on plan assets...     7.00%        --        7.00%        --

    Rate of compensation increase..............     4.00%-       --        4.00%-       --
                                                    5.50%                  5.50%

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of the asbestos personal injury claimants necessary to seek approval of a proposed pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed pre-packaged plan of reorganization and disclosure statement with the court. On November 8, 2004 Congoleum announced that it had filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Creditors' Committee, the Future Claimants representative, and other asbestos claimant representatives. The Bankruptcy Court has scheduled a hearing to consider approval of the disclosure statement and plan voting procedures for December 9, 2004. There can be no assurances that the disclosure statement hearing will not be rescheduled, that Congoleum will obtain the requisite acceptances of the proposed plan of reorganization, or that the plan will not be modified further. The Company is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to the Company's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization.

      The proposed modified plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed modified plan of reorganization would provide for, among other things, an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company expects that it will take the balance of 2004 to obtain confirmation of its proposed plan of reorganization.

      Based on its reorganization, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company recorded charges of $17.3 million in the fourth quarter of 2002 and an additional $3.7 million in the fourth quarter of 2003 to provide for the estimated minimum costs of completing its reorganization. Further, although no charges have been recorded in 2004, significant additional charges may be required later in the year should the minimum estimated cost increase. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher if the Company is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner. The maximum amount potentially available to settle asbestos liabilities is the going concern or liquidation value of the Company.

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

Results of Operations

Three and nine months ended September 30, 2004 as compared to three and nine months ended September 30, 2003.

      Net sales for the quarter ended September 30, 2004 were $58.9 million as compared to $61.1 million for the quarter ended September 30, 2003, a decrease of $2.2 million, or 3.6%. The decrease in sales resulted primarily from lower sales into the manufactured housing industry coupled with reduced shipments of tile to the mass merchandiser customers. Partially offsetting these declines were improvements in resilient sheet sales reflecting a new product introduction, Xclusive, and slight sales growth in the Duraproduct category. Year to date net sales totaled $173.8 million as compared to $169.7 million for the same period last year, an increase of $4.1 million, or 2.4%. Higher sales to the manufactured housing industry accounted for substantially all the increase.

      Gross profit for the quarter ended September 30, 2004 totaled $17.1 million, or 29.0% of net sales, compared to $15.0 million, or 24.6% of net sales for the same period last year. The increase in gross profit reflects a sharp improvement in mix resulting from Xclusive, a new sheet product introduction, the impact of selling price increases, and the benefit of cost reduction programs instituted in 2003 partially offset by significantly higher raw material pricing. Year to date gross profit was $47.5 million, or 27.3% of net sales compared to $39.9 million, or 23.5% of net sales for the same period last year. The increase in gross profit reflects the higher sales, an improvement in sales mix, and the ongoing benefit of cost reduction programs instituted in late 2003, partially offset by sharply higher raw-material costs. The Company expects the higher raw material cost trends experienced in the third quarter to continue or even worsen into the fourth quarter, and adversely pressure profit margins during the balance of 2004.

      Selling, general and administrative expenses were $13.0 million for the quarter ended September 30, 2004 as compared to $13.4 million for the quarter ended September 30, 2003, a decrease of $0.4 million. The decrease in expenses reflects a severance charge taken in the third quarter of 2003 for workforce reductions coupled with lower marketing expenses, partially offset by higher research and development costs and medical and pension expenses. As a percent of net sales, selling, general and administrative expenses were 22.0% of sales for the quarter ended September 30, 2004 compared to 21.8% of sales for the quarter ended September 30, 2003. Year to date selling, general and administrative expenses totaled $38.0 million down $1.1 million versus the same period last year, reflecting elimination of severance charges incurred in 2003 and lower marketing expenses partially offset by higher research and development related expenses. As a percent of net sales, selling, general and administrative expenses totaled 21.8% for the nine months ended September 30, 2004 compared to 23.0% for the same period last year.

      Income from operations was $4.1 million for the quarter ended September 30, 2004 compared to $1.7 million for the same period last year. The improvement in operating income reflects the higher gross profit coupled with lower selling, general and administrative expenses. Year to date income from operations totaled $9.5 million as compared to $0.9 million for the same period last year resulting from the improvement in gross profit coupled with lower selling, general and administrative expenses.

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

      The Company is a defendant in a large number of asbestos-related lawsuits and, on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are contained in Item 1 of the Quarterly Report on Form 10-Q. These matters have had and will continue to have a material adverse impact on liquidity and capital resources. During 2003, the Company paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. During the first nine months of 2004, the Company spent $4.5 million and during the balance of 2004, expects to incur an additional $7.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. Actual amounts that will be contributed to the Plan Trust and costs for implementing the Plan of Reorganization could be materially higher. The Company also expects to recover $5.5 million from insurance recoveries, the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents, which provide for the Collateral Trust to reimburse certain insurance coverage litigation expenses of the Company. Timing of such recovery will depend on when insurance recoveries exceed $375 million.

      Unrestricted cash and cash equivalents, including short-term investments at September 30, 2004, were $27.6 million, an increase of $25.4 million from December 31, 2003. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance which amounted to $3.6 million and $1.8 million at September 30, 2004 and December 31, 2003 respectively, are recorded as restricted cash. Additionally, a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust is included as restricted cash at September 30, 2004. Working capital was $45.9 million at September 30, 2004, up from $27.1 million at December 31, 2003. The ratio of current assets to current liabilities at September 30, 2004 was 1.6 to one, compared to 1.5 to one at December 31, 2003. Net cash provided by operations during the first nine months of 2004 was $31.1 million, as compared to cash used by operations of $10.7 million in the first nine months of 2003. The increase in cash provided by operations in the first nine months of 2004 versus the first nine months of 2003 was primarily due to the unusually low level of accounts payable and accrued expenses at December 31, 2003. This unusually low level was due to limited manufacturing activity, coupled with creditors managing their pre-petition credit exposure and Congoleum prepaying certain expenses prior to its December 31, 2003 bankruptcy filing. As a result of its bankruptcy filing, the Company was not permitted to make $8.6 million in interest payments on its Senior Notes that were due February 1, 2004, and August 1, 2004, respectively which also reduced cash usage in the first nine months of 2004 compared to 2003. Expenditures related to asbestos liabilities and the Company's reorganization plan were $4.5 million in 2004, compared to $11.1 million in 2003, which also contributed to the increase in cash from operations. Capital expenditures in the first nine months of 2004 totaled $2.2 million. The Company is currently planning capital expenditures of approximately $5 million in 2004.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one-year revolving credit facility with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at September 30, 2004. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2004, based on the level of receivables and inventory, $23.1 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $8.6 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility will be renewed beyond its expiration on December 31, 2004.

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

Risk Factors That May Affect Future Results

The Company has significant asbestos liability and funding exposure, and its modified plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 6 of the Notes to the Consolidated Financial Statements, which are included in this report, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling $491 million. Satisfaction of these obligations pursuant to the terms of its reorganization plan is dependent on obtaining the necessary votes accepting the plan and a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

      There can be no assurance that the Company will be successful in obtaining acceptance or confirmation of its modified plan in a timely manner or at all, and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court could vary significantly from the description in this report. Furthermore, the estimated costs and contributions to effect the contemplated plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Recent industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to a fire at a large resin plant earlier in 2004. Although the Company has not experienced any difficulties obtaining resin, there can be no assurances that it may not have difficulty in the future, particularly if global supply conditions deteriorate.

      The Company believes that suitable alternative suppliers are available for substantially all other of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources, which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing efforts to develop new sources of supply would be successful in avoiding a material adverse effect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 87% of the Company's outstanding long-term debt as of September 30, 2004 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

      Item  2. Unregistered Sales of Equity Securities and Use of Proceeds: None

      Item  3. Defaults Upon Senior Securities: The commencement of the
               Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $8.6 million. As of September 30, 2004, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $309,000 of accrued interest on the interest due but not paid on February 1, 2004 and August 1, 2004 are included in "Liabilities Subject to Compromise."

      Item  4. Submission of Matters to a Vote of Security Holders: None

      Item  5. Other Information: None

      Item  6. Exhibits:

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

                                       CONGOLEUM CORPORATION
                                            (Registrant)


Date: November 12, 2004                By: /s/ Howard  N. Feist III
                                           ----------------------------------
                                               (Signature)

                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

                                  Exhibit Index


       Exhibit
       Number   Exhibits
       ------   --------

          3.1   Amended Certificate of Incorporation of the Company(1)
          3.2   Amended and Restated Bylaws of the Company(1)
         31.1   Rule 13a-14(a) Certification of Chief Executive Officer
         31.2   Rule 13a-14(a) Certification of Chief Financial Officer
         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.