Form 10-K
period 2004-12-31
CONGOLEUM CORP
filed 2005-03-30
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                             3500 Quakerbridge Road
                                  P.O. Box 3127
                           Mercerville, NJ 08619-0127
              (Address of Principal Executive Offices And Zip Code)

                                 (609) 584-3000
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
        Title of Each Class                              Which Registered

Class A Common Stock, par value $0.01 per share    American Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

      As of June 30, 2004, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $9.0 million based on the closing price ($2.60 per share) on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 15, 2005, an aggregate of 3,651,590 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Congoleum Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 10, 2005, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS                            Page
                               -----------------                            ----
PART 1
------

ITEM 1.      BUSINESS                                                         4

ITEM 2.      PROPERTIES                                                      10

ITEM 3.      LEGAL PROCEEDINGS                                               11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

PART II
-------

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER      13
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.      SELECTED FINANCIAL DATA                                         15

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               16
             CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      32

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     33

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                76
             ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.     CONTROLS AND PROCEDURES                                         76

ITEM 9B.     OTHER INFORMATION                                               76

PART III
--------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              76

ITEM 11.     EXECUTIVE COMPENSATION                                          76

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND             77
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  77

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                          77

PART IV
-------

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                      77

                                     PART I

Item 1. BUSINESS

Factors That May Affect Future Results

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on Congoleum Corporation (the "Company" or "Congoleum") expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," and in the Company's other filings with the Securities and Exchange Commission.

General

      Congoleum Corporation (the "Company" or "Congoleum") was incorporated in Delaware in 1986, but traces its history in the flooring business back to Nairn Linoleum Co., which began in 1886.

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wear layer, heating the gel layer sufficiently to cause it to expand into a cushioned foam and, in some products, adding a urethane coating. The Company also produces through-chip-inlaid sheet products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wear layer and, in some cases, a urethane coating. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wear layers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases sundries and accessory products for resale.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing to begin on April 12, 2005 to consider confirmation of the plan. The Company has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, that the proposed plan of reorganization will not be modified further or that the Bankruptcy Court will approve the plan. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization. Certain other parties have also filed various objections to Congoleum's plan of reorganization. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through its Web site (www.congoleum.com), as soon as reasonably practical after electronically filed with, or otherwise furnished to, the Securities and Exchange Commission. The Company's code of ethics is also posted on its Web site or may be obtained without charge by sending a written request to Mr. Howard N. Feist III of the Company at its office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief

Financial Officer, Chief Accounting Officer or other persons performing such function, will also be posted on the Web site.

      As a result of the filing of its Bankruptcy case, the Company is required to file periodically with the Bankruptcy Court certain financial information on an unconsolidated basis for itself and two subsidiaries. This information includes Statements of Financial Affairs, schedules and certain monthly operating reports (in forms prescribed by the Federal Rules of Bankruptcy Procedure). The debtors' informational filings with the Bankruptcy Court, including the Statements of Financial Affairs, schedules and monthly operating reports (collectively, the "Bankruptcy Reports"), are available to the public at the office of the Clerk of the Bankruptcy Court, Clarkson S. Fisher U.S. Courthouse, 402 East State Street, Trenton, NJ 08608. Certain of the Bankruptcy Reports may be viewed at www.njb.uscourts.gov (Case No. 03-51524).

      The Company is furnishing the information set forth above for convenience of reference only. The Company cautions that the information contained in the Bankruptcy Reports is or will be unaudited and subject to change and not prepared in accordance with generally accepted accounting principles or for the purpose of providing the basis for an investment decision relating to any of the securities of the Company. In view of the inherent complexity of the matters that may be involved in the Bankruptcy case, the Company does not undertake any obligation to make any further public announcement with respect to any Bankruptcy Reports that may be filed with the Bankruptcy Court or the matters referred to therein.

Raw Materials

      The principal raw materials used in the manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. Most of these raw materials are purchased from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 increased significantly, and recent industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to an explosion at a large resin plant in 2004 that destroyed the plant. Although the Company has not experienced any significant difficulties obtaining specialty resin, there can be no assurances that it may not have difficulty in the future, particularly if global supply conditions deteriorate.

      The Company believes that alternative suppliers are available for substantially all of its raw material requirements. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. The Company maintains a raw material inventory and continually looks to develop new sources to provide continuity of supply for its raw material requirements.

Patents and Trademarks

      The Company believes that the Congoleum brand name, as well as the other trademarks it holds, are important to maintaining its competitive position.

      The Company also believes that patents and know-how play an important role in furthering and maintaining competitive position. In particular, the Company utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one competitor is presently able to duplicate.

Distribution

      The Company currently sells its products through approximately 17 distributors providing approximately 76 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers in the United States for the years ended December 31, 2004, 2003 and 2002 totaled $221.3 million, $211.8 million and $228.5 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2004, 2003, and 2002 totaling $8.2 million, $8.9 million, and $8.7 million, respectively.

      The sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. See Note 21 of the Notes to Consolidated Financial Statements for a comparison of quarterly operating results for the years ended December 31, 2004 and 2003. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2004, the backlog of unshipped orders was $6.4 million, compared to $6.3 million at December 31, 2003.

      The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's sales, at least until a suitable replacement is in place. For the year ended December 31, 2004, two customers each accounted for over 10% of the Company's net sales. These customers were its distributor to the manufactured housing market, LaSalle-Bristol Corporation, and the Company's retail market distributor, Mohawk Industries, Inc. Together, they accounted for approximately 70% of the Company's net sales in 2004.

Working Capital

      The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. The Company's credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

      In 2005, the Company anticipates spending an additional $6.5 million at a minimum to obtain confirmation of its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and $9.3 million in connection with the related insurance coverage litigation, which will have a material impact on its liquidity and cash flow, although the Company anticipates that its existing cash (including restricted cash) and credit arrangements should be sufficient to fund these expenditures.

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

      The Company encounters competition from three other manufacturers in North America and, to a lesser extent, foreign manufacturers. In the resilient category, Armstrong World Industries, Inc. has the largest market share. Some of the Company's competitors have substantially greater financial and other resources and access to capital than the Company.

Research and Development

      The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2004 were $4.3 million, compared to $3.1 million and $3.5 million for the years ended December 31, 2003 and 2002, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be significant. The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993. In 2004, the Company incurred capital expenditures of approximately $0.6 million for environmental compliance and control facilities. The Company has also budgeted $0.4 million in 2005 for planned spending on environmental compliance and control.

      The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites and for ongoing costs to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, the outcome of these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company. See Item 3 below for certain additional information regarding environmental matters.

Employees

      At December 31, 2004, the Company employed a total of 875 personnel, compared to 921 employees at December 31, 2003.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 500 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement with United Steelworkers of America - Local 547, which expires in May 2008. The Trenton sheet plant has a five-year collective bargaining agreement with United Steelworkers of America - Local 107L, which expires in February 2006. The Marcus Hook plant has a five-year collective bargaining agreement with the United Steelworkers of America - Local 12698-01, which expires in November 2008. The Marcus Hook plant also has a five-year collective bargaining agreement with the Teamsters Union - Local 312, which expires in January 2009. The Finksburg plant has no union affiliation. In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory.

Item 2. PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, as well as storage space in Trenton, New Jersey, which are described below:

            Location        Owned/Leased           Usage            Square Feet
            --------        ------------           -----            -----------

     Finksburg, MD             Owned                Felt                107,000
     Marcus Hook, PA           Owned           Sheet Flooring         1,000,000
     Trenton, NJ               Owned           Sheet Flooring         1,050,000
     Trenton, NJ               Owned           Tile Flooring            282,000
     Trenton, NJ               Leased           Warehousing             111,314
     Mercerville, NJ           Leased        Corporate Offices           55,902

      The Finksburg facility consists primarily of a 16-foot wide flooring felt production line.

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

      The Trenton tile facility consists of three major production lines, which are a four-foot wide commercial tile line, a two-foot wide residential tile line and a one-foot wide residential tile line.

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 81% of the hours available on a five-day, three-shift basis in 2004 with the corresponding figure for individual production lines ranging from 53% to 99%.

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

Item 3. LEGAL PROCEEDINGS

      Bankruptcy Proceedings and Asbestos-Related Liabilities: On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing to begin on April 12, 2005 to consider confirmation of the plan. The Company has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, that the proposed plan of reorganization will not be modified further or that the Bankruptcy Court will approve the plan. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization. Certain other parties have also filed various objections to Congoleum's plan of reorganization. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      Environmental Liabilities: The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In addition, in four other instances, although not named as a PRP, the Company has received a request for information. The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimates that future costs of the remedy recently selected by EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and the Company.

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

      The Company anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on the Company's liquidity or financial position. However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company.

      Other: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos-related claims), and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.

      The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivable and deemed probable of recovery at December 31 are as follows:

                                               2004                      2003
                                               ----                      ----
--------------------------------------------------------------------------------
(in millions)                     Liability  Receivable  Liability   Receivable
--------------------------------------------------------------------------------
Environmental liabilities           $  4.6      $  2.1      $  5.3       $ 2.7
Asbestos product liability(1)         23.8         8.8         9.8         3.6
Other                                  0.9         0.1         1.0         0.1
--------------------------------------------------------------------------------
Total                               $ 29.3      $ 11.0      $ 16.1       $ 6.4
================================================================================

(1) The asbestos product liability at December 31, 2004 and 2003 reflects the estimated cost to settle asbestos liabilities through an amended plan of reorganization under Chapter 11. This liability includes $14.5 million received in connection with an insurance settlement (recorded as restricted cash), which the Company is required to contribute to a trust. Actual liability pursuant to settlement agreements is in excess of $491 million. The receivable related to asbestos product liability represents amounts paid by the Company for which it is entitled to reimbursement pursuant to the terms of the settlement agreements and related documents. See Note 17 of Notes to Consolidated Financial Statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Class A common stock is listed on the American Stock Exchange under the symbol CGM. The following table reflects the high and low sales prices (rounded to the nearest penny) based on American Stock Exchange trading over the past two years.

                    2004                    High             Low
        -------------------------------------------------------------------

        First Quarter                       $4.19           $0.75
        Second Quarter                       2.75            1.81
        Third Quarter                        5.40            2.66
        Fourth Quarter                       6.64            3.70

                    2003                    High             Low
        -------------------------------------------------------------------

        First Quarter                       $0.53           $0.15
        Second Quarter                       0.85            0.43
        Third Quarter                        0.83            0.53
        Fourth Quarter                       0.98            0.50

      The Company's Class B common stock is not listed on any exchange. Holders of Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to two votes per share on all matters other than certain extraordinary matters. Each share of class B common stock is convertible into one share of Class A common stock under certain circumstances, including a sale or other transfer by the holders of such shares to a person or entity other than an affiliate of the transferor. Both classes vote together as a single class on all matters with limited exceptions. Except with respect to voting rights and conversion rights, the Class A common stock and the Class B common stock are identical.

      The Company has not paid any cash dividends in 2004, 2003 or 2002 and does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter. Any change in the Company's dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company's plan of reorganization and debt or other agreements, and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deem relevant.

      The number of registered and beneficial holders of the Company's Class A common stock on March 15, 2005 was approximately 1,000. The number of registered and beneficial holders of the Company's Class B common stock on March 15, 2005 was two.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2004:

                                                                               Number of Securities
                                          Number of                                 Remaining
                                        Securities to         Weighted            Available For
                                       be Issued Upon         Average            Future Issuance
                                         Exercise of       Exercise Price          Under Equity
                                         Outstanding       Of Outstanding       Compensation Plans
                                      Options, Warrants  Options, Warrants    (excluding securities
      Plan Category                      And Rights          and Rights       reflected in column A)
      -------------                      ----------          ----------       ----------------------

                                             (A)                (B)                    (C)

      Equity compensation plans
      approved by security holders        686,500              $1.99                  111,100

      Equity compensation plans
      not approved by security
      holders                              17,000              $1.94                   33,000
                                           ------                                      ------

      Total                               703,500              $1.99                  144,100
                                          =======                                     =======

      On September 21 1995, the Company established its 1995 Stock Option Plan, as amended (the "1995 Plan"), under which options to purchase up to 800,000 shares of the Company's Class A common stock may be issued to officers and key employees. Such options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of the Company's Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

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

        As of December 31, 2004, an aggregate of 270,100 shares of common stock were issuable upon the exercise of outstanding options under the 1995 Plan and 1999 Plan.

Item 6. SELECTED FINANCIAL DATA

                    (in thousands, except per share amounts)

                                                                   For the years ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                     2004          2003       2002(1)      2001(1)      2000(1)
                                                     ----          ----       -------      -------      -------
Consolidated Statements of Operations Data:
Net sales .....................................   $ 229,493    $ 220,706    $ 237,206    $ 218,760    $ 219,575
Cost of sales .................................     167,844      166,864      179,699      165,683      170,373
Selling, general and administrative expenses ..      52,925       56,911       70,119       48,952       49,326
Distributor transition expenses ...............          --           --           --           --        7,717
---------------------------------------------------------------------------------------------------------------

Income (loss) from operations .................       8,724       (3,069)     (12,612)       4,125       (7,841)
Interest expense, net .........................      (9,332)      (8,843)      (8,112)      (7,591)      (5,714)
Other income, net .............................       1,011        1,276        1,543        1,320        1,450
---------------------------------------------------------------------------------------------------------------

Income (loss) before taxes and
   cumulative effect of accounting change .....         403      (10,636)     (19,181)      (2,146)     (12,105)
Provision (benefit) for income taxes ..........      (2,545)      (3,874)          92         (506)      (3,976)
---------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of
   accounting change ..........................       2,948       (6,762)     (19,273)      (1,640)      (8,129)
Cumulative effect of accounting change ........          --           --      (10,523)          --           --
---------------------------------------------------------------------------------------------------------------
Net income (loss) .............................   $   2,948    $  (6,762)   $ (29,796)   $  (1,640)   $  (8,129)
---------------------------------------------------------------------------------------------------------------

Income (loss) per common share before
cumulative effect of accounting change:
          Basic ...............................   $    0.36    $   (0.82)   $   (2.33)   $   (0.20)   $   (0.98)
          Diluted .............................        0.35        (0.82)       (2.33)       (0.20)       (0.98)
Cumulative effect of accounting change ........          --           --        (1.27)          --           --
Net income (loss) per common share:
          Basic ...............................   $    0.36    $   (0.82)   $   (3.60)   $   (0.20)   $   (0.98)
          Diluted .............................        0.35        (0.82)       (3.60)       (0.20)       (0.98)
---------------------------------------------------------------------------------------------------------------
Average shares outstanding: Basic .............       8,260        8,260        8,260        8,260        8,267
                            Diluted ...........       8,498        8,260        8,260        8,260        8,267
---------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data
(at end of period):
Total assets ..................................   $ 212,882    $ 175,899    $ 203,991    $ 265,413    $ 238,662
Total long-term debt ..........................          --       99,773       99,724       99,674       99,625
Liabilities subject to compromise .............     151,515           --           --           --           --
Stockholders' equity (deficit) ................     (20,989)     (25,777)     (16,078)      25,054       29,310

      (1) The impact of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") on the Company's financial statements resulted in the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for the twelve months ended December 31, 2002. Had SFAS No. 142 been adopted in 2001 and 2000, the impact would have been the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for each of those two years.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing to begin on April 12, 2005 to consider confirmation of the plan. The Company has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, or that the proposed plan of reorganization will not be modified further or that the Bankruptcy Court will approve the plan. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization. Certain other parties have also filed various objections to Congoleum's plan of reorganization.

      The proposed modified plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed modified plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a trust (the "Plan Trust") that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company anticipates that it will take until the third quarter of 2005 to obtain confirmation of its proposed plan of reorganization. There can be no assurance that the proposed plan will not be modified again, or that a confirmation order, if entered, will not be appealed.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under Congoleum's proposed plan of reorganization, after the establishment of the trust to be established upon confirmation of the plan of reorganization, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust.

      Based on its proposed plan of reorganization, the Company has made provisions in its financial statements for the minimum amount of the range of estimates for its contribution to the Plans Trust and costs to effect the proposed plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002, an additional $3.7 million in the fourth quarter of 2003, and a further $5.0 million in the fourth quarter of 2004 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher, and the Company may record significant additional charges should the minimum estimated cost increase.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results - The Company has significant asbestos liability and funding exposure, and its proposed amended plan of reorganization may not be confirmed" for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the proposed plan of reorganization.

Year ended December 31, 2004 as compared to year ended December 31, 2003

      Net sales for the year ended December 31, 2004 totaled $229.5 million as compared to $220.7 million for the year ended December 31, 2003, an increase of $8.8 million or 4%. The increase in sales resulted from improvements in residential sheet sales reflecting the introduction in the second half of 2004 of a new high-end product, Xclusive, continued improvements in sales of the DuraCeramic tile product, higher shipments to the manufactured housing industry, and the effect of a price increase. Partially offsetting these improvements were declines in Do-It-Yourself tile sales to mass merchandisers, lower DuraStone product sales and less demand for residential sheet specials.

      Gross profit for the year ended December 31, 2004 totaled $61.6 million, or 26.8% of net sales, compared to $53.8 million or 24.4% of net sales for the year ended December 31, 2003. The increase in gross margins were driven by improvement in product mix, particularly residential sheet, coupled with improved manufacturing efficiencies and the impact of cost reduction programs initiated in the second half of 2003. These factors helped offset sharply higher raw material costs experienced during the second half of the year. The significant raw material inflation experienced in 2004 is expected to continue into 2005, and will reduce profit margins to the extent it cannot be recovered through price increases.

      Selling, general and administrative expenses were $52.9 million for the year ended December 31, 2004 as compared to $56.9 million for the year ended December 31, 2003, a decrease of $4.0 million. Selling, general and administrative expenses for 2004 and 2003 included $5.0 million and $3.7 million, respectively, of costs associated with asbestos-related reorganization claims. As a percent of net sales, selling, general and administrative expenses were 23.1% and 25.8% for the years ended December 31, 2004 and 2003, respectively. The lower selling, general and administrative expenses reflect the impact of several cost savings initiatives instituted in the second half of 2003, including workforce reductions, reduced merchandising and sampling expenses, and elimination of trade shows. These initiatives, coupled with further cost reduction steps taken in the fall of 2004, helped offset increased costs in healthcare, pensions and performance related incentive fees.

      The Company recorded a charge of $5.0 million during the fourth quarter of 2004, included in selling, general, and administrative expenses, to increase its estimated recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2004 represents the minimum estimated cost that the Company would incur to resolve its asbestos-related liability through the execution of the Company's proposed plan of reorganization. If the Company is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner, actual costs could be significantly higher. The proposed plan also would require the Company to make an additional contribution to the Plan Trust one year after confirmation of the plan equal to 51% of any increase in market value of the Company's shares at that time over their value on June 6, 2003. For example, if the adjustment amount were calculated for the period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. No provision has been made for the cost of this possible additional contribution, which could be material. The Company will adjust its recorded liability should its estimates change. In addition, it is expected that the terms of the Note will require the Company to make interest payments prior to such note's maturity date.

      Income from operations was $8.7 million for the year ended December 31, 2004 compared to a loss of $3.1 million for the same period in the prior year, an improvement of $11.8 million. This improvement in operating income reflects higher sales and margins coupled with reductions in operating expenses.

      Interest income was unchanged at $0.1 million for the years ended December 31, 2004 and 2003, respectively. Interest expense increased from $8.9 million in 2003 to $9.4 million in 2004, primarily reflecting the accrued interest on unpaid Senior Note interest. Due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes.

      The Company recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This relates primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which the Company has determined may be carried back but were not previously recognized.

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

      Gross profit for the year ended December 31, 2003 totaled $53.8 million, or 24.4% of net sales, compared to $57.5 million, or 24.2% of net sales, for the year ended December 31, 2002. Gross margins improved slightly as improved pricing, manufacturing efficiencies and cost reduction programs helped offset raw material cost increases.

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

      The Company recorded a charge of $3.7 million during the fourth quarter of 2003, included in selling, general, and administrative expenses, to increase its recorded liability for resolving asbestos-related claims to the then estimated minimum cost to resolve its asbestos-related liability through the execution of its proposed plan of reorganization.

      The loss from operations was $3.1 million for the year ended December 31, 2003 compared to a loss of $12.6 million for the year ended December 31, 2002, an improvement of $9.5 million. This smaller loss from operations was primarily due to the lower asbestos-related charge, offset by lower gross margin dollars.

      Interest income declined from $0.3 million in 2002 to $0.1 million in 2003 due to lower average cash equivalent and short-term investment balances. Interest expense increased from $8.4 million in 2002 to $8.9 million in 2003, reflecting increased borrowings under the Company's revolving credit agreement.

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

      The Company is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K. These matters will have a material adverse impact on liquidity and capital resources. During 2004, the Company paid $10.8 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2004, Congoleum had $8.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will be met, although there can be no assurances to that effect. Congoleum expects to spend a further $9.3 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $14.5 million insurance settlement being held as restricted cash). It also expects to spend a further $9.3 million during 2005 in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above.

      As part of the Company's proposed plan of reorganization, Congoleum will also issue a promissory note to the Plan Trust. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's plan of reorganization in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require the Company to make interest payments prior to such note's maturity date.

      The proposed plan and collateral trust agreement (agreement related to the Collateral Trust), as modified, would obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and Plan Trust agreement at $3.0 million. In addition, the plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

      Unrestricted cash and cash equivalents, including short-term investments at December 31, 2004, were $29.7 million, an increase of $27.5 million from December 31, 2003. The increase includes accrued but unpaid interest during 2004 of $8.9 million. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $1.2 million and $1.8 million at December 31, 2004 and December 31, 2003, respectively, are recorded as restricted cash. Additionally, a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2004. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the trust formed upon confirmation of its plan of reorganization. Working capital was $35.3 million at December 31, 2004, up from $29.9 million one year earlier. The ratio of current assets to current liabilities at December 31, 2004 was 1.4 to 1.0, compared to 1.6 to 1.0 at December 31, 2003. The ratio of debt to total capital at December 31, 2004 was
0.47 to 1.0 compared to 0.57 to 1.0 at December 31, 2003. Net cash provided by operations during the year ended December 31, 2004 was $31.1 million, as compared to net cash used by operations of $20.0 million in 2003. Net cash from operations increased from 2003 to 2004 due to improved operating results, resumption of normal trade credit which had contracted at the end of 2003, non-payment of interest on the Company's Senior Notes while operating under Chapter 11, and improved inventory management.

      Capital expenditures in 2004 totaled $3.4 million. The Company is currently planning capital expenditures of approximately $6.9 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on June 30, 2005 with borrowings up to $30.0 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2004. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2004, based on the level of receivables and inventory, $18.7 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $9.5 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if the Company's plan of reorganization is not confirmed by that facility's expiration on June 30, 2005.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company generated $31.1 million in cash from operations in 2004 (as more fully discussed above), which includes $8.9 million of accrued but unpaid interest on long-term debt. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, planned capital expenditures for the foreseeable future, and its current estimates for costs to settle and resolve its asbestos liabilities through its proposed Chapter 11 plan of reorganization. The Company's inability to obtain confirmation of the proposed plan of reorganization in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements.

      The following table summarizes the Company's contractual obligations for future principal payments on its debt and future minimum rental payments on its non-cancelable operating leases at December 31, 2004. The Company does not have payment obligations under capital leases or long term purchase contracts.

                                              Payments Due by Period
                                              (amounts in thousands)
--------------------------------------------------------------------------------------------

                        Total     Less than 1 year  1 - 3 years  4 - 5 years  After 5 years

--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------

Long-term debt          $100,000       $   --         $100,000      $   --       $  --

Operating leases          13,596        3,183            6,555       3,858          --
--------------------------------------------------------------------------------------------
Total                   $113,596       $3,183         $106,555      $3,858       $  --
============================================================================================

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

      Asbestos Liabilities - As discussed in Notes 1 and 17 of the Notes to Consolidated Financial Statements, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004. The Bankruptcy Court has scheduled a hearing to begin on April 12, 2005 to consider approval of the proposed plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. The Company's estimated minimum gross liability to cover settlements of current asbestos claims is $491 million, which is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. While the Company purchased insurance coverage it believes applies to these claims, some of the insurance carriers are presently insolvent and the remaining solvent insurance carriers have disputed their coverage obligations. The Company believes the ultimate amount of its liability, and the amount of recoverable insurance, will be determined through some combination of negotiation, litigation, and bankruptcy court order, but that these amounts cannot be reasonably estimated given all the uncertainties that presently exist.

      The Company expects that insurance will provide the vast majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of the Company itself. The Company does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

      In light of its bankruptcy filing and proposed plan of reorganization, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. The Company estimates the minimum remaining costs to complete the reorganization process to be $9.3 million, of which it has recorded $6.6 million as a current liability and $2.7 million as a long-term liability (representing the minimum estimated amount of the note to be contributed to the Plan Trust). These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash which the Company expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust formed upon confirmation of its plan of reorganization. The Company also expects to recover $8.8 million from insurance proceeds or the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents which provide for the Plan Trust to reimburse certain expenses of the Company. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will be met, although there can be no assurances to that effect. The maximum amount of the range of possible asbestos loss is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum estimated liability for the known claims against it.

      The Company will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to the Company's earnings in future periods.

      Inventories - Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

      Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income. At December 31, 2004, the Company has provided a 100% valuation allowance for its net deferred tax assets.

      Environmental Contingencies - The Company has incurred liabilities related to environmental remediation costs at both third-party sites and Company-owned sites. Management has recorded both liabilities and insurance receivables in its financial statements for its estimate of costs and insurance recoveries for future remediation activities. These estimates are based on certain assumptions such as the extent of cleanup activities to be performed, the methods employed in the cleanup activities, the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.

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

      The most significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. For 2004, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%. The assumed long-term rate of return on assets is applied to the value of plan assets. Which produces the expected return on plan assets that is included in determining pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses ($21.2 million loss at December 31, 2004) will ultimately be recognized as an adjustment to future pension expense.

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2004, the Company determined this rate to be 6.25%.

      The Company accounts for its post-retirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions," which requires that amounts recognized in financial statements be determined on a actuarial basis. These amounts are projected based on the January 1, 2004 SFAS No. 106 valuation and the 2004 year-end disclosure assumptions, including a discount rate of 6.25% and health care cost trend rates of 9% in 2005 reducing to an ultimate rate of 5% in 2010.

Risk Factors That May Affect Future Results

The Company has significant asbestos liability and funding exposure, and its proposed amended plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling $491 million. Satisfaction of this obligation pursuant to the terms of the amended plan of reorganization is dependent on a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

      There can be no assurance that the Company will be successful in obtaining confirmation of its amended plan of reorganization in a timely manner or at all, and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court could vary significantly from the description set forth in this Annual Report on Form 10-K. Furthermore, the estimated costs and contributions to effect the contemplated plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the amended plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (iv) the response from time to time of the Company's and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (v) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it, (vii) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers, and (viii) compliance with the Bankruptcy Code, including Section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan of reorganization it may decide to pursue. To date, the Company has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed amended Chapter 11 plan of reorganization. To the extent any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to its plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition. As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K.

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

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 increased significantly, and recent industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to an explosion at a large resin plant in 2004 that destroyed the plant. Although the Company has not experienced any significant difficulties obtaining specialty resin, there can be no assurances that it may not have difficulty in the future, particularly if global supply conditions deteriorate.

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

      The Company offers a limited warranty on all of its products against manufacturing defects. In addition, as a part of its efforts to differentiate mid- and high-end products through color, design and other attributes, the Company offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics, which generally increase with the price of such products. If the Company were to incur a significant number of warranty claims, the resulting warranty costs could be substantial.

The Company is heavily dependent upon its distributors to sell the Company's products and the loss of a major distributor of the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company currently sells its products through approximately 17 distributors providing approximately 76 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition.

The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's distributor in the manufactured housing market, and Mohawk Industries, Inc. serves as a retail market distributor of the Company. These two distributors accounted for 70% of the Company's net sales for the year ended December 31, 2004 and 65% of the Company's net sales for the year ended December 31, 2003.

Stockholder votes are controlled by ABI; our interests may not be the same as ABI's interests.

      ABI owns a majority (approximately 55% as of December 31, 2004) of the outstanding shares of our common stock, representing a 68.3% voting interest. As a result, ABI can elect all of our directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of our assets, any matters submitted to a vote of our stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, the selection and tenure of our Chief Executive Officer, payment of dividends with respect to common stock or other equity securities and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for our common stock.

Possible future sales of shares by ABI could adversely affect the market for our stock.

      ABI may sell shares of our common stock in compliance with the federal securities laws. By virtue of ABI's current control of us, ABI could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow them to sell shares more easily. In addition, ABI could sell shares of our common stock without registration. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If ABI sells or transfers shares of our common stock as a block, another person or entity could become our controlling stockholder.

The Company depends on key executives to run its business, and the loss of any of these executives would likely harm the Company's business.

      The Company depends on key executives to run its business. The Company's future success will depend largely upon the continued service of these key executives, all whom have no employee contract with the Company, and may terminate their employment at any time without notice. Although certain key executives of the Company are, directly or indirectly, large shareholders of the Company, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in his current position, could have a material adverse effect on the Company's business, results of operations or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of December 31, 2004 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

                                                                         December 31,   December 31,
                                                                             2004           2003
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $    29,710    $     2,169
  Restricted cash ....................................................        15,682          1,757
  Accounts receivable, less allowances
    of $1,174 and $1,049 as of December 31, 2004
    and 2003, respectively ...........................................        17,621         13,560
  Inventories ........................................................        39,623         44,995
  Prepaid expenses and other current assets ..........................         5,124          9,672
  Deferred income taxes ..............................................        10,678          8,752
---------------------------------------------------------------------------------------------------
       Total current assets ..........................................       118,438         80,905
Property, plant, and equipment, net ..................................        79,550         87,035
Other assets, net ....................................................        14,894          7,959
---------------------------------------------------------------------------------------------------
       Total assets ..................................................   $   212,882    $   175,899
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...................................................   $    10,296    $     4,544
  Accrued liabilities ................................................        26,395         24,655
  Asbestos-related liabilities .......................................        21,079          7,081
  Revolving credit loan ..............................................         9,500         10,232
  Accrued taxes ......................................................         1,670            130
  Deferred income taxes ..............................................            --          4,376
Liabilities subject to compromise - current ..........................        14,225             --
---------------------------------------------------------------------------------------------------
       Total current liabilities .....................................        83,165         51,018
Long-term debt .......................................................            --         99,773
Asbestos-related liabilities .........................................         2,738          2,738
Accrued pension liability ............................................            --         24,032
Other liabilities ....................................................            --         11,222
Deferred income taxes ................................................        10,678          4,376
Accrued post-retirement benefit obligation ...........................            --          8,517
Liabilities subject to compromise - long term ........................       137,290             --
---------------------------------------------------------------------------------------------------
       Total liabilities .............................................       233,871        201,676
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01;
  20,000,000 shares authorized; 4,736,950
  shares issued and 3,651,590 shares
  outstanding as of December 31, 2004 and
  4,736,950 shares issued and 3,651,190
  shares outstanding at December 31, 2003, respectively ..............            47             47
Class B common stock, par value $0.01; 4,608,945
  shares authorized, issued and outstanding at
   December 31, 2004 and 2003, respectively ..........................            46             46
Additional paid-in capital ...........................................        49,106         49,105
Retained deficit .....................................................       (43,830)       (46,778)
Accumulated other comprehensive loss .................................       (18,545)       (20,384)
                                                                             -------        -------
                                                                             (13,176)       (17,964)
Less Class A common stock held in treasury,
  at cost; 1,085,760 shares at December 31,
  2004 and 2003, respectively ........................................         7,813          7,813
---------------------------------------------------------------------------------------------------
       Total stockholders' equity (deficit)  .........................       (20,989)       (25,777)
---------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity (deficit) ..........   $   212,882    $   175,899
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations

(in thousands, except per share amounts)

                                                                                                   For the years ended
                                                                                                       December 31,
                                                                                        2004               2003             2002
                                                                                        ----               ----             ----
-----------------------------------------------------------------------------------------------------------------------------------

Net sales .................................................................         $ 229,493          $ 220,706          $ 237,206
Cost of sales .............................................................           167,844            166,864            179,699
Selling, general and administrative expenses ..............................            52,925             56,911             70,119
===================================================================================================================================

       Income (loss) from operations ......................................             8,724             (3,069)           (12,612)
Other income (expense):
    Interest income .......................................................               114                 63                263
    Interest expense ......................................................            (9,446)            (8,906)            (8,375)
    Other income ..........................................................             1,285              1,343              1,647
    Other expense .........................................................              (274)               (67)              (104)
===================================================================================================================================

       Income (loss) before income taxes and cumulative
           effect of accounting change ....................................               403            (10,636)           (19,181)
Provision (benefit) for income taxes ......................................            (2,545)            (3,874)                92
===================================================================================================================================

       Net income (loss) before accounting change .........................             2,948             (6,762)           (19,273)
           Cumulative effect of accounting change .........................                --                 --            (10,523)
-----------------------------------------------------------------------------------------------------------------------------------

       Net income (loss) ..................................................         $   2,948          $  (6,762)         $ (29,796)
-----------------------------------------------------------------------------------------------------------------------------------

       Net income (loss) per common  share, before
           cumulative effect of account change
                     Basic ................................................         $    0.36          $   (0.82)         $   (2.33)
                     Diluted ..............................................              0.35              (0.82)             (2.33)

       Cumulative effect of accounting change
           basic and diluted ..............................................                --                 --              (1.27)
-----------------------------------------------------------------------------------------------------------------------------------
       Net income (loss) per common share
                    Basic .................................................         $    0.36          $   (0.82)         $   (3.60)
                    Diluted ...............................................              0.35              (0.82)             (3.60)
-----------------------------------------------------------------------------------------------------------------------------------
       Weighted average number of common shares
           outstanding
                    Basic .................................................             8,260              8,260              8,260
                    Diluted ...............................................             8,498              8,260              8,260

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(dollars in thousands)

                                                                         Accumulated
                                   Common Stock   Additional                Other                  Total
                                   Class  Class   Paid-in     Retained  Comprehensive  Treasury  Stockholders'  Comprehensive
                                     A      B     Capital     Deficit       Loss        Stock      Equity       Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001  .....   $47   $46    $49,105     $(10,220)     $ (6,111)   $(7,813)     $ 25,054
Minimum pension liability
Adjustment ......................    --    --         --           --       (11,336)        --       (11,336)     $(11,336)
Net loss ........................    --    --         --      (29,796)           --         --       (29,796)      (29,796)
                                                                                                                  --------
Net comprehensive loss ..........                                                                                 $(41,132)
                                                                                                                  ========
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 ......    47    46     49,105      (40,016)      (17,447)    (7,813)      (16,078)
Minimum pension liability
Adjustment ......................    --    --         --           --        (2,937)        --        (2,937)     $ (2,937)
Net loss ........................    --    --         --       (6,762)           --         --        (6,762)       (6,762)
                                                                                                                  --------
Net comprehensive loss ..........                                                                                 $ (9,699)
                                                                                                                  ========
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003  .....    47    46     49,105      (46,778)      (20,384)    (7,813)      (25,777)
Exercise of option ..............    --    --          1           --            --         --             1
Minimum pension liability
Adjustment ......................    --    --         --           --         1,839         --         1,839      $  1,839
Net income ......................    --    --         --        2,948            --         --         2,948         2,948
                                                                                                                  --------
Net comprehensive income ........                                                                                 $  4,787
                                                                                                                  ========
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004 ......   $47   $46    $49,106     $(43,830)     $(18,545)   $(7,813)     $(20,989)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)                                                                            For the years ended
                                                                                                      December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          2004              2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss) .......................................................         $  2,948          $ (6,762)         $(29,796)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
             Depreciation ....................................................           10,883            11,149            10,714
             Amortization ....................................................              545               612               559
             Deferred income taxes ...........................................               --              (882)            4,112
             Cumulative effect of accounting change ..........................               --                --            10,523
             Changes in certain assets and liabilities:
                 Accounts and notes receivable ...............................           (4,061)            3,473               898
                 Inventories .................................................            5,372             5,730             5,057
                 Prepaid expenses and other current assets ...................            2,340            (1,667)              602
                 Accounts payable ............................................            5,752           (10,103)           (4,047)
                 Accrued liabilities .........................................           16,142            (8,366)           (5,622)
                 Accrued asbestos related ....................................           (5,754)          (11,475)           20,995
                 Other liabilities ...........................................           (3,102)           (1,664)           (4,025)
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities .............           31,065           (19,955)            9,970
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures, net .......................................           (3,428)           (4,628)           (8,366)
             Purchase of short-term investments ..............................               --                --                --
             Maturities of short-term investments ............................               --                --             1,416
             Proceeds from sale of retired assets ............................               30                --                --
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by investing activities .............           (3,398)           (4,628)           (6,950)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net short-term borrowings .......................................             (732)           10,232                --
             Net change in restricted cash ...................................              605            (1,757)               --
             Proceeds from exercise of options ...............................                1                --                --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ....................................             (126)            8,475                --
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................           27,541           (16,108)            3,020
Cash and cash equivalents:
            Beginning of year ................................................            2,169            18,277            15,257
-----------------------------------------------------------------------------------------------------------------------------------
            End of year ......................................................         $ 29,710          $  2,169          $ 18,277
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation:

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing to begin on April 12, 2005 to consider confirmation of the plan. The Company has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, that the proposed plan of reorganization will not be modified further or that the Bankruptcy Court will approve the plan. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization. Certain other parties have also filed various objections to Congoleum's plan of reorganization.

      The proposed modified plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed modified plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take until the third quarter of 2005 to obtain confirmation of its plan of reorganization.

      Based on its proposed plan of reorganization, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through the Plan Trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002, an additional $3.7 million in the fourth quarter of 2003 and a further $5.0 million in the fourth quarter of 2004 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 17 of the Notes to Consolidated Financial Statements. There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining confirmation of its proposed plan of reorganization. As a result, any alternative plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this Annual Report on Form 10-K and the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting the Company's plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly than the Company has estimated.

      AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.

      Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's liabilities at December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured are not classified as liabilities subject to compromise.

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

Basis of Consolidation - The accompanying consolidated financial statements reflect the operations, financial position and cash flows of the Company and include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions in consolidation.

Use of Estimates and Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern asbestos liabilities, environmental contingencies, valuation of deferred tax assets, and pension plan and post-retirement benefits.

      Although the Company believes it employs reasonable and appropriate estimates and assumptions in the preparation of its financial statements and in the application of accounting policies, if business conditions are different than the Company has assumed they will be, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's financial statements.

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

Restricted Cash - Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. At December 31, 2004 and 2003, cash of approximately $1.2 and $1.8 million was restricted under this financing agreement. Additionally, a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2004.

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

Debt Issue Costs - Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2004 and 2003 amounted to $1.2 million and $1.6 million, respectively, net of accumulated amortization of $2.6 million and $2.2 million, respectively, and are included in other noncurrent assets.

Environmental Remediation - The Company is subject to federal, state and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 6 and 16).

Asbestos Liabilities and Plan of Reorganization - The Company is a defendant in a large number of asbestos-related lawsuits and has filed a proposed plan of reorganization under Chapter 11 of the United States Bankruptcy Code to resolve this liability (see Note 17). Accounting for asbestos-related and reorganization costs includes significant assumptions and estimates, and actual results could differ materially from those estimates.

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

Product Warranties - The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                                      December 31,
                                          2004            2003            2002
                                        -------         -------         -------

Beginning balance                       $   3.1         $   2.7         $   2.6

Accruals                                    5.0             6.8             5.7

Charges                                    (5.4)           (6.4)           (5.6)
                                        -------         -------         -------

Ending balance                          $   2.7         $   3.1         $   2.7
                                        =======         =======         =======

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2004, 2003 and 2002 were $1.9 million, $1.6 million, and $2.1 million, respectively, and are included in selling, general and administrative expenses.

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

Long-lived Assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. At December 31, 2004, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

Accounting for Stock-based Compensation - The Company discloses stock-based compensation information in accordance with FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148.

      A reconciliation of net income (loss), as reported, to pro forma net income (loss) including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted EPS is as follows:

                                                                   For Year Ended December 31,
                                                                   ---------------------------

(in thousands, except per share data)                          2004            2003            2002
                                                            ----------      ----------      ----------

Net income (loss):
            As reported                                     $    2,948      $   (6,762)     $  (29,796)
            Deduct: Total stock-based employee
            compensation expense determined under fair
            value based method for all awards, net of
            related tax effects, pro forma                         203             208             113
                                                            ----------      ----------      ----------
            As adjusted                                     $    2,745      $   (6,970)     $  (29,909)
                                                            ==========      ==========      ==========

Net income (loss) per share:
            As reported-basic                               $     0.36      $    (0.82)     $    (3.60)
            Pro forma compensation expense                       (0.02)          (0.03)          (0.02)
                                                            ----------      ----------      ----------
            As adjusted-basic                               $     0.34      $    (0.85)     $    (3.62)
                                                            ==========      ==========      ==========

Net income (loss) per share:
            As reported-diluted                             $     0.35      $    (0.82)     $    (3.60)
            Pro forma compensation expense                       (0.02)          (0.03)          (0.02)
                                                            ----------      ----------      ----------
            As adjusted-diluted                             $     0.33      $    (0.85)     $    (3.62)
                                                            ==========      ==========      ==========

      The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model. A summary of the assumptions used for stock option grants are as follows:

                                                      For Year Ended December 31,
                                                      ---------------------------
                                        ------------------------------------------------------
                                              2004              2003              2002
                                              ----              ----              ----
                                        ------------------------------------------------------
1995 Stock Option Plan:
              Dividend yield                  0.0%              0.0%              0.0%
              Expected volatility            92.0%             92.0%              92.0%
              Option forfeiture rate         10.0%             10.0%              10.0%
              Risk free interest rate         5.02%            3.37%              3.52%
              Expected lives               7.0 years         7.0 years          7.0 years

                                                      For Year Ended December 31,
                                                      ---------------------------
                                   ---------------------------------------------------------
                                          2004              2003                2002
                                          ----              ----                ----
                                   ---------------------------------------------------------
1999 Stock Option Plan:
          Dividend yield                  0.0%              0.0%                0.0%
          Expected volatility            92.0%              92.0%              92.0%
          Option forfeiture rate         10.0%              10.0%              10.0%
          Risk free interest rate        2.38%              2.28%              1.52%
          Expected lives               3.0 years          3.0 years          3.0 years

A summary of the weighted average fair value of option grants are as follows:

                                                           For Year Ended December 31,
                                                           ---------------------------
                                                  ----------------------------------------------
                                                       2004             2003           2002
                                                       ----             ----           ----
                                                  ----------------------------------------------

Fair value of option grants under the 1995 Plan       $1.94           $0.36          $2.05
Fair value of option grants under the 1999 Plan       $2.60           $0.75          $1.20

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and determining the effect on the Company's consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

        In November 2001, Emerging Issues Task Force (EITF) issue 01-9, Accounting for Consideration Given by Vendor to Customer or Reseller of the Vendor's Products, was issued. The Company adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling general and administrative expense as a reduction in net sales. The impact for the year ended December 31, 2002 was a reduction of net sales and of selling, general and administrative expenses by $4.1 million.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. The adoption of FIN 46 had no impact on the Company's consolidated financial statements as of December 31, 2004.

Reclassifications - Certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current year's presentation.

3. Inventories:

      A summary of the major components of inventories is as follows (in thousands):

                                         December 31,      December 31,
                                             2004             2003
       -------------------------------------------------------------------

       Finished goods                       $32,811          $ 37,959
       Work-in-process                        1,415             1,266
       Raw materials and supplies             5,397             5,770
       -------------------------------------------------------------------
       Total inventories                    $39,623          $ 44,995
       ===================================================================

      If the FIFO (first-in, first-out) method of inventory accounting (which approximates current cost) had been used, inventories would have been approximately $0.6 million and $3.6 million lower than reported at December 31, 2004 and 2003, respectively.

4. Property, Plant, and Equipment:

      A summary of the major components of property, plant, and equipment is as follows (in thousands):

                                            December 31,       December 31,
                                                2004              2003
       ----------------------------------------------------------------------

       Land                                 $    2,930          $   2,930
       Buildings and improvements               46,257             46,009
       Machinery and equipment                 182,162            176,369
       Construction-in-progress                  1,430              5,439
       ----------------------------------------------------------------------
                                               232,779            230,747

       Less accumulated depreciation           153,229            143,712
       ----------------------------------------------------------------------
       Total property, plant,
           and equipment, net                $  79,550           $ 87,035
       ======================================================================

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $0.2 million in 2004 and $0.3 million in each of 2003 and 2002.

      The amount of approved but unexpended capital appropriations at December 31, 2004 was $1.2 million, substantially all of which is planned to be expended during 2005.

5. Liabilities Subject to Compromise:

      As a result of the Company's Chapter 11 filing (see Notes 1 and 17 to the Consolidated Financial Statements), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, the Company's accrued interest expense on its Senior Notes is also recorded in liabilities subject to compromise. See Notes 1 and 17 to the Consolidated Financial Statements for further discussion of the Company's asbestos liability.

Liabilities subject to compromise at December 31, 2004 are as follows: (in thousands)

                                                            December 31,
                                                               2004
       -------------------------------------------------------------------
       Current
       -------
       Pre-petition other payables and accrued interest       $14,225

       Non-current
       -----------
       Debt (at face value)                                   100,000
       Pension liability                                       16,936
       Other post-retirement benefit obligation                 8,303
       Pre-petition other liabilities                          12,051
                                                               ------
       -------------------------------------------------------------------
       Total liabilities subject to compromise              $ 151,515
                                                              =======
       ===================================================================

        Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

6. Accrued Liabilities:

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                              December 31,     December 31,
                                                 2004            2003
       ---------------------------------------------------------------------

       Accrued warranty, marketing and
            sales promotion                     $18,487          $14,918
       Employee compensation and
            related benefits                      4,735            3,474
       Interest                                      --            3,677
       Environmental remediation and
          product related liabilities                --              834
       Other                                      3,173            1,752
       ---------------------------------------------------------------------
       Total accrued liabilities                $26,395          $24,655
       =====================================================================

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2004 (see Note 5).

7. Debt:

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on June 30, 2005 with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2004. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2004, based on the level of receivables and inventory, $18.7 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $9.5 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility will be renewed if the Company's plan of reorganization is not confirmed by that facility's expiration of June 30, 2005.

Long-term debt consists of the following (in thousands):

                                                    December 31,    December 31,
                                                       2004            2003
       ------------------------------------------------------------------------

       8-5/8% Senior Notes due 2008                   $  --         $99,773

                                                      $  --         $99,773
                                                      =====         =======
       ========================================================================

      On August 3, 1998, the Company issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $8.6 million. As of December 31, 2004, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.8 million. These amounts, plus $495,000 of accrued interest on the interest due but not paid on February 1, 2004 and August 1, 2004, are included in "Liabilities Subject to Compromise."

8. Other Liabilities:

      A summary of significant components of other liabilities consists of the following (in thousands):

                                           December 31,     December 31,
                                               2004             2003
       --------------------------------------------------------------------

       Environmental remediation and
           product-related liabilities     $      --           $  5,105
       Accrued workers'
           compensation claims                    --              5,130
       Other                                      --                987
       --------------------------------------------------------------------
       Total other liabilities             $      --           $ 11,222
       ====================================================================

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2004 (see Note 5).

9. Research and Development Costs:

      Total research and development costs charged to operations amounted to $4.3 million, $3.1 million and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

10. Operating Lease Commitments and Rent Expense:

      The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease.

      Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

       Years Ending:
       ----------------------------------------------

       2005                                  $3,183
       2006                                   2,331
       2007                                   2,181
       2008                                   2,043
       2009                                   2,078
       Thereafter                             1,780
       ----------------------------------------------
       Total minimum lease payments         $13,596
       ==============================================

      Rent expense was $4.0 million, $3.7 million and $3.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

11. Pensions and Other Postretirement Plans:

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

      During the third quarter of 2004, the Company adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). The Medicare Act provides for a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide benefits that are at least actuarially equivalent to Medicare Part D. Although detailed regulations necessary to implement the Medicare Act have not yet been finalized, the Company believes that drug benefits offered under Other Benefit plans will qualify for the subsidy under Medicare Part D. The effects of this subsidy were factored into the Company's 2004 annual expense. The reduction in the benefit obligation attributable to past service cost was approximately $74 thousand and has been reflected as an actuarial gain. The reduction in expense for 2004 related to the Act is approximately $18 thousand.

      The following summarizes the change in the benefit obligation, the change in plan assets, the funded status, and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefit plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

Obligations and Funded Status:

                                                                         At December 31,
                                                        Pension Benefits                  Other Benefits
                                                    ---------------------------  ----------------------------
(in thousands)                                        2004             2003            2004           2003
-------------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:

  Benefit obligation at beginning of  year          $ 73,243         $ 64,188         $ 9,177         $ 8,341
  Service cost                                         1,293            1,174             170             189
  Interest cost                                        4,263            4,223             484             546
  Actuarial (gain) loss                               (2,736)           8,217            (760)            610
  Medicare Rx Subsidy                                     --               --             (74)             --
                                                    ---------------------------------------------------------
  Benefits paid                                       (4,465)          (4,559)           (455)           (509)
                                                    ---------------------------------------------------------
Benefit obligation at end of year                   $ 71,598         $ 73,243         $ 8,542         $ 9,177
                                                    ---------------------------------------------------------

Change in Plan Assets:

  Fair value of plan assets at beginning of year    $ 47,404         $ 39,483              --              --
  Actual return on plan assets                         4,015            7,728              --              --
  Employer contribution                                5,754            4,752              --              --
  Benefits paid                                       (4,465)          (4,559)             --              --
                                                    ---------------------------------------------------------
Fair value of plan assets at end of year            $ 52,708         $ 47,404              --              --
                                                    ---------------------------------------------------------

Funded (unfunded) status                            $(18,891)        $(25,839)        $(8,542)        $(9,177)
Unrecognized transition amount                           (54)            (125)             --              --
Unrecognized net actuarial loss                       21,209           26,027             (35)            848
Unrecognized prior service cost                         (427)            (713)           (141)           (603)
                                                    ---------------------------------------------------------
Net amount recognized                               $  1,837         $   (650)        $(8,718)        $(8,932)
                                                    =========================================================

Amounts recognized in the balance sheets consist of:

                                                         Pension Benefits                 Other Benefits
                                                    ---------------------------  ----------------------------
(in thousands)                                         2004            2003             2004            2003
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                $(16,936)        $(24,032)        $(8,718)        $(8,932)
Intangible asset                                         228              328              --              --
Deferred tax asset                                        --            2,670              --              --
Accumulated other comprehensive income                18,545           20,384              --              --
                                                    ---------------------------------------------------------
Net amount recognized                               $  1,837         $   (650)        $(8,718)        $(8,932)
                                                    =========================================================

The accumulated benefit obligation for all defined benefit pension plans was $69,416 and $70,962 at December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                     December 31,
(in thousands)                                    2004        2003
---------------------------------------------------------------------
Projected benefit obligation                     $71,598    $73,243
Accumulated benefit obligation                   $69,416    $70,962
Fair value of plan assets                        $52,708    $47,404

Components of Net Periodic Benefit Cost:

                                                      Pension Benefits                         Other Benefits
                                          --------------------------------------       -------------------------------
(in thousands)                              2004           2003           2002          2004        2003         2002
----------------------------------------------------------------------------------------------------------------------
Service cost                              $ 1,293        $ 1,174        $ 1,057        $ 170        $ 189        $ 157
Interest cost                               4,263          4,223          4,217          484          546          522
Expected return on plan assets             (3,380)        (2,769)        (3,948)          --           --           --
Recognized net actuarial loss (gain)        1,447          1,595            686           49           34           14
Amortization of transition obligation         (72)           (72)           (22)          --           --           --
Amortization of prior service cost           (285)          (283)          (241)        (462)        (462)        (462)
                                          ----------------------------------------------------------------------------
Net periodic benefit cost                 $ 3,266        $ 3,868        $ 1,749        $ 241        $ 307        $ 231
                                          ============================================================================

Additional Information:

                                                      Pension Benefits         Other Benefits
                                                      ----------------         --------------
(in thousands)                                         2004       2003        2004        2003
----------------------------------------------------------------------------------------------
Increase in minimum liability included in
  other comprehensive income, net of tax benefit     $(1,840)   $(2,937)      N/A         N/A

The weighted-average assumptions used to determine benefit obligation as of year-end were as follows:

                                                    Pension Benefits          Other Benefits
                                                    ----------------          --------------
                                                   2004          2003        2004        2003
-----------------------------------------------------------------------------------------------
Discount rate                                      6.25%         6.25%       6.25%       6.75%
Rate of compensation increase                      5.50%         5.00%         --          --

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

                                                  Pension Benefits                          Other Benefits
                                         ---------------------------------         ---------------------------------
                                         2004          2003          2002          2004          2003         2002
--------------------------------------------------------------------------------------------------------------------
Discount rate                            6.25%         6.25%         6.75%         6.25%         6.75%         6.75%
Expected long-term return on plan
  Assets                                 7.00%         7.00%         7.00%           --            --            --
Rate of compensation increase            5.50%         5.00%         5.00%           --            --            --

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

Assumed healthcare cost trend rates as of year-end were as follows:

                                                           December 31,
                                                      -----------------------
                                                         2004        2003
                                                      -----------------------

Healthcare cost trend rate assumed for next year         9.0%        9.0%
Ultimate healthcare cost trend rate                      5.0%        5.0%
Year that the assumed rate reaches ultimate rate         2010        2009

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                               1 Percentage          1 Percentage
 (in thousands)                                               Point Increase        Point Decrease
 --------------                                               --------------        --------------

Effect on total of service and interest cost components              $ 57                 $ 51
Effect on post-retirement benefit obligation                         $615                 $562

Plan Assets:

      For the pension plans, the weighted-average asset allocation at December 31, 2004 and 2003, by asset category, are as follows:

                                                     Plan Assets at
                                                      December 31,
                                                 -----------------------
Asset Category                                      2004        2003
                                                 -----------------------
Equity securities                                   60%         58%
Debt securities                                     39%         41%
Other                                                1%          1%
                                                 -----------------------
Total                                              100%        100%
                                                 =======================

      The Company has developed an investment strategy for the pension plans. The investment strategy is to emphasize total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plans' assets is the emphasis on consistent growth; specifically, growth in a manner that protects the plans' assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

      The primary objective for the plans is to provide long-term capital appreciation through investment in equity and debt securities. The Company's target asset allocation is consistent with the weighted - average allocation at December 31, 2004.

      The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.

Contributions:

      The Company expects to contribute $ 5.3 million to its pension plan and $
0.5 million to its other postretirement plan in 2005.

Estimated Future Benefit Payments:

      The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2004.

                                                    Other Benefits

                                              Reflecting    Not Reflecting
                               Pension        Medicare        Medicare
(in thousands)                Benefits       Rx Subsidy      Rx Subsidy
--------------                --------       ----------      ----------
2005                           $ 4,624         $  496         $  496
2006                             4,720            499            512
2007                             4,826            555            567
2008                             4,907            607            618
2009                             5,026            616            627
2010-2014                       27,319          3,790          3,832

Defined Contribution Plan:

      The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 20% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.7 million, $0.4 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

12. Income Taxes:

      Income taxes are comprised of the following (in thousands):

                                       For the years ended December 31,
                                    -------------------------------------
                                       2004         2003          2002
        ----------------------------------------------------------------
        Current:
            Federal                  $    39      $(3,201)     $(4,057)
            State                        183           72           38
        Deferred:
            Federal                   (3,843)        (745)       4,111
            State                     (1,180)        (437)         (54)
            Valuation allowance        2,256          437           54
        --------------------------------------------------------------
        Benefit for
            income taxes             $(2,545)     $(3,874)     $    92
        ===============================================================

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

                                            For the years ended December 31,
                                           ---------------------------------
                                              2004        2003       2002
----------------------------------------------------------------------------
Statutory federal income tax rate             34.0%       34.0%      34.0%
State income taxes,
    net of federal benefit                    30.0        (0.4)      (0.1)
Change in valuation allowance                267.5          --         --
Reorganization costs                            --          --      (21.2)
Benefit of net operating loss               (991.2)        3.6       (0.3)
Goodwill                                        --          --      (12.1)
Non-deductible, meal and
entertainment expense                         26.1        (1.2)      (0.4)
Other                                          1.4         0.4       (0.2)
----------------------------------------------------------------------------
Effective tax rate                          (632.2)%      36.4%      (0.3)%
============================================================================

      Deferred taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

                                                      December 31,  December 31,
                                                         2004           2003
                                                      -------------------------
Deferred tax asset:
   Accounts receivable                                $    140         $     90
   Unfunded pension liability                               --            2,598
Environmental remediation and
   product-related reserves                             13,943            5,673
Postretirement benefit
  obligations                                            3,693            3,835
Tax credit and other carryovers                          7,221            8,170
Other accruals                                             721              902
===============================================================================
Deferred tax asset                                      25,718           21,268
Valuation allowance                                     (4,577)          (2,321)
-------------------------------------------------------------------------------
Net deferred tax asset                                  21,141           18,947
===============================================================================
Deferred tax liability:
   Depreciation and amortization                       (11,876)         (12,648)
   Inventory                                            (2,521)          (3,991)
   Other                                                (6,744)          (2,308)
-------------------------------------------------------------------------------
Total deferred tax liability                           (21,141)         (18,947)
===============================================================================
Net deferred tax asset                                $     --         $     --
-------------------------------------------------------------------------------

      At December 31, 2004 and 2003, the Company had available federal net operating loss carry forwards of approximately $6.6 million and $19.1 million, respectively, to offset future taxable income. The federal loss carry forwards will begin to expire in 2023.

13. Supplemental Cash Flow Information:

      Cash payments for interest were $0.6 million, $9.2 million and $8.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash refunds for income taxes were $1.6 million, $3.0 million and $3.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

14. Related Party Transactions:

      The Company and its controlling shareholder, American Biltrite Inc. ("ABI"), provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

                                            For the years ended December 31,
                                          ------------------------------------
                                           2004          2003         2002
------------------------------------------------------------------------------
Sales made to ABI                         $   54        $   57      $   198
Sales commissions earned by ABI              215            68          141
Raw material
    transfers to ABI                       1,521         1,996        1,869
Computer service
    income earned from ABI                    54            75           32
Material purchases
    from ABI                               6,718         7,342       10,092
Indemnification
    payments made to ABI                      --         2,163           --
Management fees paid
    to ABI                                 1,527           608          590
==============================================================================

      Amounts as of December 31, 2004 and 2003 due from ABI totaled $114 thousand and $281 thousand, respectively, and are included in accounts receivable. Amounts as of December 31, 2004 and 2003 due to ABI totaled $1.2 million and $186 thousand, respectively, and are included in accounts payable and accrued expenses.

15. Major Customers:

      Substantially all the Company's sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

      Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for 26% and 44%, respectively, of the Company's net sales for the year ended December 31, 2004, 24% and 41%, respectively, for the year ended December 31, 2003, and 23% and 36%, respectively, for the year ended December 31, 2002. Mohawk Industries accounted for 44% and 39% of accounts receivable at December 31, 2004 and 2003, respectively, while LaSalle - Bristol Corporations accounted for 11% and 5%, respectively, of accounts receivable at December 31, 2004 and 2003.

16. Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.6 and $5.3 million at December 31, 2004 and 2003, respectively, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million and $2.8 million at December 31, 2004 and 2003, respectively, and are reflected in other noncurrent assets and are considered probable of recovery.

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In addition, in four other instances, although not named as a PRP, the Company has received a request for information. The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, the Company as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

      The most significant exposure to which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. EPA recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimates that future costs of the remedy recently selected by EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and the Company.

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

      The Company anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on the Company's liquidity or financial position. However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and settled certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. Under the proposed plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust.

      In October 2003, the Company began soliciting acceptances for its proposed pre-packaged plan of reorganization and the Company received the votes necessary for acceptance of the plan in late December 2003.

      On November 8, 2004, Congoleum announced that it had filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing to begin on April 12, 2005 to consider confirmation of the plan. The Company has solicited and received the acceptances necessary for confirmation of its plan.

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

      There can be no assurance that the confirmation hearing will not be rescheduled to a later date or that the proposed plan of reorganization will not be modified further, or that a confirmation order, if entered, will not be appealed.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. There can be no assurances that these or other insurance carriers will not file objections to the recently filed modified plan of reorganization. Other parties have also filed objections to the recently filed modified plan of reorganization.

      Under the modified plan of reorganization and related documents, Congoleum's assignment of insurance recoveries to the Collateral Trust is net of costs incurred in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the trust, for coverage litigation costs incurred after January 1, 2003 in excess of $6 million of coverage litigation costs. Furthermore, once insurance recoveries exceed $375 million, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the trust, for the first $6 million. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the trust, for the $1.3 million claims processing fee once insurance recoveries exceed $375 million.

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

The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding has advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Court ultimately allowed 19 claims valued at $133 thousand.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated during the 90 consecutive day trading period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. Under the terms of the proposed plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

      Under the terms of the proposed plan of reorganization all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. Events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the Senior Notes, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and ABI of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. If the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default under the indenture governing the Company's Senior Notes, and with regard to other events of default under the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      The proposed plan of reorganization contemplates that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note, as collateral for the Company's obligations under the Company Note. As additional security for the Company Note, the ABI Pledge Agreement and the terms of the Company's proposed plan of reorganization provide that any amounts that the Company would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Company's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement, entered into in 1992, as to which both the Company and ABI are parties to (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's proposed plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company Note, the ABI Pledge Agreement and the Company's proposed plan of reorganization also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by the Company will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's modified Chapter 11 plan of reorganization, the Company Note and the ABI Pledge Agreement.

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

      The proposed plan provides that the Plan Trust would be able to transfer the Company Note, in whole but not in part, at any time following the Principal Adjustment Date. Upon any transfer of the Company Note, the amounts pledged by ABI and held in escrow by the Plan Trust for ABI's benefit with regard to ABI's indemnity rights discussed above will be paid by the Plan Trust, first, to the Plan Trust in repayment of principal then outstanding on the Company Note together with any accrued but unpaid interest thereon and, second, any amounts remaining would be distributed by the Plan Trust to ABI.

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

      While the Company believes its proposed modified plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $9.3 million at a minimum, and could be materially higher.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of its plan of reorganization and related trust.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated on September 15, 2001, by one of Congoleum's excess insurers (the "Coverage Action"). On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement ("Insurance Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which is entitled to Congoleum $15.4 million in full satisfaction of its policy limits, of which $14.5 million has been paid. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Insurance Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust. Payment of such fees and expenses are subject to Court Order or approval. The Company does not expect this Insurance Settlement to have a material effect on its financial condition or results of operations. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's proposed plan of reorganization.

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

      On August 12, 2004, the Court entered a case management order that sets forth the deadlines for completing fact and expert discovery, establishes deadlines for dispositive and pre-trial motion practice and divides the trial into three phases. A new judge was assigned to the case effective February 23, 2005 and the schedule was modified as a result.

      The first phase of the trial is scheduled to begin on June 6, 2005, and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum.

      The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial will address bad faith punitive damages, if appropriate.

      On March 18, 2005, the Company filed a motion in the Bankruptcy Court asking the Bankruptcy Court to vacate its prior order lifting the automatic stay in bankruptcy to permit the Coverage Action to proceed. The Company has requested that the Coverage Action proceedings be stayed until the Company has completed its plan confirmation process in the Bankruptcy Court. A hearing on the Company's motion has been set for April 12, 2005.

      Given the actions of its excess insurance carriers, the Company believes it likely that it would currently have to fund any asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy proceedings, and the Company does not anticipate its future expenditures for defense and indemnity of asbestos-related claims, other than expenditures pursuant to its proposed (or an alternative) plan of reorganization, will be significant.

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid to defend and settle claims:

                                                     Year Ended    Year Ended
      (in millions)                                 December 31,   December 31,
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

      The amounts shown in the above table do not include non-cash settlements using assignments of insurance proceeds, which amounted to $477 million in 2003. There were no non-cash settlements with assignment of insurance proceeds in the year ended December 31, 2004.

      At December 31, 2004, there were no additional settlements outstanding that the Company had agreed to fund other than settlements pursuant to the Claimant Agreement.

      The Company is seeking recovery from its insurance carriers of the amounts it has paid for defense and indemnity, and intends to seek recovery for any future payments of defense and indemnity. In light of the assignment of the rights to its applicable insurance proceeds to the Collateral Trust and the planned reorganization, the Company does not anticipate recovering these costs.

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value of $466 million. In addition, Pre-Existing Settlement Agreements and Trial-Listed Settlement Agreements with claims secured by the Collateral Trust total $25 million.

      The Company's gross liability of $491 million for these settlements is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At December 31, 2004, the Company estimates the minimum remaining amount of the contributions and costs to be $9.3 million, of which it has recorded $6.6 million as a current liability and $2.7 million as a non-current liability. These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash, which the Company expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the trust formed upon confirmation of its plan of reorganization. During the fourth quarter of 2003, the Company recorded a charge of $3.7 million to increase its recorded liability to the minimum estimated amount. During the fourth quarter of 2004, the Company recorded an additional charge of $5.0 million to increase its recorded liability to the minimum estimated amount. Additional charges may be required in the future should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2003 to December 31, 2004:

                                                                 Spending   Recoveries
                  Balance at                       Additions     Against       From      Balance at
(in thousands)    12/31/03     Reclassifications  (Deletions)    Reserve     Insurance    12/31/04
                  ------------------------------------------------------------------------------------

Reserves
   Current        $ 9,820          $(2,738)         $ 10,222       $(10,754)      $  --      $ 6,550
   Long-Term           --            2,738                --             --          --        2,738

Receivables
   Current         (3,587)           7,300            (5,222)            --          --       (1,509)
   Long-Term           --           (7,300)               --             --          --       (7,300)

                  ------------------------------------------------------------------------------------
Net Asbestos
Liability         $ 6,233          $    --          $  5,000       $(10,754)      $  --      $   479
                   ======          =======            ======      =========       =====         ====

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2002 to December 31, 2003:

                                                               Spending   Recoveries
                 Balance at                       Additions    Against       From      Balance at
(in thousands)   12/31/02     Reclassifications  (Deletions)   Reserve     Insurance    12/31/03
                 --------------------------------------------------------------------------------

Reserves
  Current        $21,295         $  --             $ 7,292      $(21,233)   $2,466     $ 9,820

Receivables
  Current             --            --              (3,587)           --        --      (3,587)
                 --------------------------------------------------------------------------------
Net Asbestos
Liability        $21,295         $  --             $ 3,705      $(21,233)   $2,466     $ 6,233
                 =======         =====              ======     =========    ======      ======

18. Stock Option Plans:

      Under the Company's 1995 Stock Option Plan, as amended (the "1995 Plan"), options to purchase up to 800,000 shares of the Company's Class A common stock may be issued to officers and key employees. Such options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of the Company's Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

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

      On May 10, 2004, the Company issued 38,500 options under the 1995 Plan at an exercise price of $1.94 per share. The new options granted under the 1995 Plan will generally vest annually in equal installments over a five-year period beginning on the first anniversary of the date of the grant.

        On July 1, 2004, the Company issued 2,500 options under the 1999 Plan at an exercise price of $2.60 per share. The new options granted under the 1999 Plan will generally vest fully six months from the date of grant.

A summary of the Company's 1995 Plan activity, and related information, is as follows:

December 31, 2004:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                  Shares         exercise price
--------------------------------------------------------------------------------
Options outstanding
    beginning of year                              652,500               $1.99
Options granted                                     38,500                1.94
Options exercised                                     (400)               2.05
Options forfeited                                   (4,100)               2.05
                                                  --------               -----

Options outstanding end of year                    686,500               $1.99
--------------------------------------------------------------------------------
Exercisable at end of year                         255,600               $2.04
Weighted average remaining
    contractual life                               7.63 years
Stock options available
    for future issuance                            111,100

--------------------------------------------------------------------------------
December 31, 2003:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                  Shares         exercise price
--------------------------------------------------------------------------------
Options outstanding
    beginning of year                              678,500               $2.09
Options granted                                     28,000                0.36
Options exercised                                       --                  --
Options forfeited                                  (54,000)               2.05
                                                  --------               -----

Options outstanding
    end of year                                    652,500               $1.99
--------------------------------------------------------------------------------

Exercisable at end of year                         127,300               $2.09
Weighted average remaining
    contractual life                               8.53 years
Stock options available
    for future issuance                            145,500
--------------------------------------------------------------------------------

December 31, 2002:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                  Shares         exercise price
--------------------------------------------------------------------------------
Options outstanding
   beginning of year                             676,000          $    9.98
Options granted                                  670,000               2.05
Options canceled                                (667,500)             10.04
Options forfeited                                     --                 --
                                                --------          ---------

Options outstanding end of year                  678,500          $    2.09
--------------------------------------------------------------------------------
Exercisable at end of year                         4,400          $    6.06
Weighted average remaining
   Contractual life                              9.5 years
Stock options available
For future issuance                              119,500
--------------------------------------------------------------------------------

      The weighted average grant date fair value of options granted under the 1995 Plan in 2004, 2003, and 2002 was $1.94, $0.36 and $2.05, respectively.

      The exercise price of options granted under the 1999 Plan and outstanding at December 31, 2004 range from $0.75 to $2.60 per share.

      A summary of the 1999 Plan activity, and related information, is as follows:

December 31, 2004:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                  Shares         Exercise price
--------------------------------------------------------------------------------
Options outstanding
    beginning of year                               15,500         $   2.17
Options granted                                      2,500             2.60
Options exercised                                       --               --
Options forfeited                                   (1,000)            7.19
                                                   -------         --------
Options outstanding
    end of year                                     17,000         $   1.94
--------------------------------------------------------------------------------
Exercisable at end of year                          14,500         $   1.83
Weighted average remaining
    contractual life                                7.96 years
Stock options available for
    future issuance                                 33,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 2003:                                             Weighted average
                                                   Shares       Exercise price
--------------------------------------------------------------------------------
Options outstanding
    beginning of year                               13,000           $2.44
Options granted                                      2,500            0.75
Options exercised                                       --              --
Options forfeited                                       --              --

Options outstanding
    end of year                                     15,500           $2.17
--------------------------------------------------------------------------------
Exercisable at end of year                          13,000           $2.44
Weighted average remaining
    contractual life                                8.49 years
Stock options available
    for future issuance                             34,500

--------------------------------------------------------------------------------
December 31, 2002:                                             Weighted average
                                                     Shares     Exercise price
--------------------------------------------------------------------------------
Options outstanding
    beginning of year                                10,500          $5.30
Options granted                                      12,000           2.05
Options canceled                                     (9,500)          5.11
Options forfeited                                        --             --

Options outstanding end of year                      13,000          $2.44
--------------------------------------------------------------------------------
Exercisable at end of year                           10,500          $2.54
Weighted average remaining
    contractual life                                 9.24 years
Stock options available
    for future issuance                              37,000

      The weighted average grant date fair value of options granted under the 1999 Plan in 2004, 2003, and 2002 was $2.60, $0.75 and $2.05, respectively.

19. Stockholders' Equity:

      Holders of shares of the Company's Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

      In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company's common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the total plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2004. No shares were repurchased during 2004 or 2003. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2004, American Biltrite Inc. owned 151,100 Class A shares and 4,395,605 Class B shares that represented an aggregate 68.3% of the voting interest of the Company.

20. Fair Value of Financial Instruments:

      The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company's long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2004 and 2003. The Company's long-term debt had a book value of $99.8 million and a fair market value of $64.0 million at December 31, 2004. The Company's long-term debt had a book value of $99.7 million and a fair market value of $65.0 million at December 31, 2003.

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

21. Quarterly Financial Data (Unaudited):

      The following table summarizes unaudited quarterly financial information (in thousands):

                                                       Year ended December 31, 2004
                                         -------------------------------------------------------
                                           First         Second         Third         Fourth
                                          Quarter        Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------

Net sales                                $ 52,000       $ 62,951       $58,871      $ 55,671

Gross profit                               13,551         16,886        17,059        14,153

Net income (loss)                            (435)         1,360         1,153           870(1)

Net income (loss) per common share:

                    Basic                $  (0.05)      $   0.16       $  0.14      $   0.11

                    Diluted                 (0.05)          0.16          0.13          0.10
------------------------------------------------------------------------------------------------

                                                       Year ended December 31, 2003
                                         -------------------------------------------------------
                                           First         Second         Third         Fourth
                                          Quarter        Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------

Net sales                                $ 53,581       $ 54,995       $61,139      $ 50,991

Gross profit                               12,667         12,256        15,013        13,906

    Net income (loss)                      (2,588)        (1,991)        1,280        (3,463)(2)

Net income (loss) per common
     share - basic and diluted           $  (0.31)      $  (0.24)      $  0.15      $  (0.42)
------------------------------------------------------------------------------------------------

(1) The fourth quarter of 2004 includes $5.0 million or $0.61 per share for the effect of the asbestos-related charges described in Notes 1 and 17.
(2) The loss in the fourth quarter of 2003 includes $3.7 million or $0.45 per share for the effect of the asbestos-related charges described in Notes 1 and 17.

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Congoleum Corporation


We have audited the accompanying consolidated balance sheets of Congoleum Corporation (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principals. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, "Basis of Presentation," to the consolidated financial statements, the Company has been and continues to be named in a significant number of lawsuits stemming primarily from the Company's manufacture of asbestos-containing products. The Company has recorded significant charges to earnings to reflect its estimate of costs associated with this litigation. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United

States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, "Basis of Presentation," to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 /s/ Ernst & Young LLP

Boston, Massachusetts
March 5, 2005

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Control Over Financial Reporting. There have not been any significant changes in the Company's internal controls over financial reporting during the last quarter covered by this annual report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

        Not Applicable.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2005.

Item 11. EXECUTIVE COMPENSATION

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item (except the Equity Compensation Plan Information called for by Item 201(d) of Regulation S-K which is included in Part II hereof) is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2005.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)   (1)   The following financial statements of the Company are included in this report on Form 10-K:

                                                                     Page Number

            Consolidated Balance Sheets at December 31, 2004 and 2003 33 Consolidated Statements of Operations for each of the
            three years ended December 31, 2004, 2003 and 2002            34
            Consolidated Statements of Changes in Stockholders' Equity
            for each of the three years ended December 31, 2004,
            2003 and 2002                                                 35
            Consolidated Statements of Cash Flows for each of the
            three years ended December 31, 2004, 2003 and 2002            36
            Notes to Consolidated Financial Statements                    37
            Supplementary Data Quarterly Financial Data (Unaudited)       73

      (2) The following financial statement schedule is included in this report on Form 10-K:

            Schedule II - Valuation and Qualifying Accounts               81
            All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

      (3)   Exhibits

            These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 83 through 85.

     Exhibit
     Number        Exhibits
     ------        --------

       2.1 Fourth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al.

       3.1         Amended Certificate of Incorporation of the Company.

       3.2         Amended and Restated Bylaws of the Company.

       4.1 Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside.

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

      10.10 Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.

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

     10.11.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation. (14)

     10.11.3 Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.

     10.11.4 Ratification and Amendment Agreement dated December 14, 2004, by and between the Company and Congress Financial Corporation.

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

      12.1         Statement Regarding Computation of Ratio of Earnings to
                   Fixed Charges.

      14.1         Code of Ethics.

      21.1         Subsidiaries of the Company.

      23.1 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

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

      99.1 Disclosure Statement of Congoleum Corporation, Congoleum Sales, Inc. and Congoleum Fiscal, Inc.

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                    Balance at    Reversed to                                     Balance
                                    Beginning       Income         Other                          At end
                                    of Period      Statement      Changes      Deductions (a)    of Period
                                    ---------      ---------      -------      --------------    ---------

Year ended December 31, 2004:
  Allowance for doubtful
    accounts and cash discounts      $(1,049)        $  --      $  (142)(b)        $  17          $(1,174)

Year ended December 31, 2003:
  Allowance for doubtful
    accounts and cash Discounts      $(1,204)        $  34      $   121(b)         $  --          $(1,049)

Year ended December 31, 2002:
  Allowance for doubtful
    accounts and cash Discounts      $(1,859)        $  --      $   655(b)         $  --          $(1,204)

(a)   Balances written off, net of recoveries.
(b) Represents (provision) utilization of the allowance for doubtful accounts and cash discounts.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.

                                   CONGOLEUM CORPORATION

                                   By: /s/ Roger S. Marcus
                                       ------------------------------
                                   Roger S. Marcus
                                   President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                              Date
---------                    -----                                              ----

/s/ Roger S. Marcus          President, Chairman, Chief Executive Officer      March 24, 2005
------------------------     and Director (Principal Executive Officer)
Roger S. Marcus

/s/ Howard N. Feist III      Chief Financial Officer                           March 24, 2005
------------------------     (Principal Financial and Accounting Officer)
Howard N. Feist III

/s/ Richard G. Marcus        Vice Chairman and Director                        March 24, 2005
------------------------
Richard G. Marcus

/s/ William M. Marcus        Director                                          March 24, 2005
------------------------
William M. Marcus

/s/ John N. Irwin III        Director                                          March 24, 2005
------------------------
John N. Irwin III

/s/ Cyril C. Baldwin Jr.     Director                                          March 24, 2005
------------------------
Cyril C. Baldwin, Jr.

/s/ Mark S. Newman           Director                                          March 24, 2005
------------------------
Mark S. Newman

/s/ Mark N. Kaplan           Director                                          March 24, 2005
------------------------
Mark N. Kaplan

/s/ C. Barnwell Straut       Director                                          March 24, 2005
------------------------
C. Barnwell Straut

INDEX TO EXHIBITS

Exhibit
Number          Exhibits
------          --------

     2.1 Fourth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al. (15)

     3.1        Amended Certificate of Incorporation of the Company. (3)

     3.2        Amended and Restated Bylaws of the Company. (3)

     4.1 Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside. (2)

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

    10.3.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company. (11)

     10.4 Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company. (1)

    10.4.1 First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company. (5)

     10.5 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company. (5)

     10.6 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company"). (2)

Exhibit
Number          Exhibits
------          --------

     10.7 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company. (2)

     10.8 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company. (2)

     10.9       Form of 1995 Stock Option Plan. (2)

    10.9.1      Form of Amendment to 1995 Stock Option Plan. (6)

    10.10 Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors. (8)

   10.10.1 Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan. (9)

    10.11 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company. (9)

   10.11.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation. (10)

   10.11.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation. (11)

   10.11.3 Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(14)

   10.11.4 Ratification and Amendment Agreement dated December 14, 2004, by and between the Company and Congress Financial Corporation.

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

Exhibit
Number          Exhibits
------          --------

   10.14.3 Superceding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)

     12.1       Statement Regarding Computation of Ratio of Earnings to Fixed
                Charges.

     14.1       Code of Ethics

     21.1       Subsidiaries of the Company. (7)

     23.1       Consent of Registered Public Accounting Firm, Ernst & Young LLP.

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

     99.1 Disclosure Statement of Congoleum Corporation, Congoleum Sales, Inc. and Congoleum Fiscal, Inc. (13)

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

(3) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 1996.

(4) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 1998.

(5) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 1997.

(6) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 1996.

(7) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 1998.

(8) Incorporated by reference to the exhibit bearing the same description filed with the Company's Registration Statement on Form S-8 (File No. 333-84387) declared effective by the Securities and Exchange Commission on August 3, 1999.

(9) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2001.

(10) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2002.

(11) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2002.

(12) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2003.

(13) Incorporated by reference to the exhibit bearing the same description filed with the Company's Current Report on Form 8-K (File No. 001-13612) dated October 27, 2003.

(14) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2003.

(15) Incorporated by reference to the exhibit bearing the same description filed with the Company's Current Report on Form 8-K (File No. 001-13612) dated November 9, 2004.