Form 10-Q
period 2005-03-31
CONGOLEUM CORP
filed 2005-05-16
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       or

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

                             3500 Quakerbridge Road
                                  P.O. Box 3127
                           Mercerville, NJ 08619-0127
          (Address of principal executive offices, including zip code)
                                 (609) 584-3000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 30, 2005
   ----------------------------               ----------------------------------

       Class A Common Stock                                3,651,590
       Class B Common Stock                                4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Consolidated Balance Sheets as of March 31, 2005
            (unaudited) and December 31, 2004..................................3

            Condensed Consolidated Statements of Operations for
            the three months ended March 31, 2005 and 2004 (unaudited).........4

            Condensed Consolidated Statements of Cash Flows for
            the Three Months ended March 31, 2005 and 2004 (unaudited).........5

            Notes to Unaudited Condensed Consolidated Financial
            Statements (unaudited).............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........35

Item 4.  Controls and Procedures..............................................35


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........36

Item 3.  Defaults Upon Senior Securities......................................36

Item 4.  Submission of Matters to a Vote of Security Holders..................36

Item 5.  Other Information....................................................36

Item 6.  Exhibits.............................................................36

Signatures....................................................................38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

                                                                                   March 31,
                                                                                     2005      December 31,
                                                                                  (unaudited)      2004
-----------------------------------------------------------------------------------------------------------
                                         ASSETS
                                         ------
Current assets:
  Cash and cash equivalents .....................................................   $  21,562    $  29,710
  Restricted cash ...............................................................      16,559       15,682
  Accounts receivable, less allowances of $1,674 and $1,174
    as of March 31, 2005 and December 31, 2004, respectively ....................      26,255       17,621
  Inventories ...................................................................      40,366       39,623
  Prepaid expenses and other current assets .....................................       6,241        5,124
  Deferred income taxes .........................................................      10,678       10,678
-----------------------------------------------------------------------------------------------------------
       Total current assets .....................................................     121,661      118,438
Property, plant, and equipment, net .............................................      77,655       79,550
Other assets, net ...............................................................      14,810       14,894
-----------------------------------------------------------------------------------------------------------
       Total assets .............................................................   $ 214,126    $ 212,882
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..............................................................   $  13,951    $  10,296
  Accrued liabilities ...........................................................      21,745       26,395
  Asbestos-related liabilities ..................................................      18,774       21,079
  Revolving credit loan .........................................................      12,410        9,500
  Accrued taxes .................................................................       1,456        1,670
Liabilities subject to compromise - current .....................................      16,626       14,225
-----------------------------------------------------------------------------------------------------------
       Total current liabilities ................................................      84,962       83,165
Long-term debt ..................................................................          --           --
Asbestos-related liabilities ....................................................       2,738        2,738
Accrued pension liability .......................................................          --           --
Other liabilities ...............................................................          --           --
Deferred income taxes ...........................................................      10,678       10,678
Accrued post-retirement benefit obligation ......................................          --           --
Liabilities subject to compromise - long term ...................................     137,089      137,290
-----------------------------------------------------------------------------------------------------------
       Total liabilities ........................................................     235,467      233,871
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,651,590 shares outstanding as of March 31, 2005 and
  December 31, 2004, respectively ...............................................          47           47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
  outstanding at March  31, 2005 and December 31, 2004, respectively ............          46           46
Additional paid-in capital ......................................................      49,106       49,106
Retained deficit ................................................................     (44,182)     (43,830)
Accumulated other comprehensive loss ............................................     (18,545)     (18,545)
                                                                                     --------     --------
                                                                                      (13,528)     (13,176)
Less Class A common stock held in treasury, at cost; 1,085,760 shares at
  March 31, 2005 and December 31, 2004, respectively ............................       7,813        7,813
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit) .......................................     (21,341)     (20,989)
                                                                                      -------      -------
-----------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit) .......................   $ 214,126    $ 212,882
-----------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                              2005                2004
                                                      (In thousands, except per share amounts)

Net sales ..........................................        $ 57,630            $ 52,000
Cost of sales ......................................          43,969              38,449
Selling, general and administrative expenses .......          11,733              11,985
                                                            --------            --------
    Income from operations .........................           1,928               1,566

Other income (expense):
    Interest income ................................              98                  --
    Interest expense ...............................          (2,500)             (2,245)
    Other income ...................................             122                 244
                                                            --------            --------

Net loss ...........................................            (352)           $   (435)
                                                            ========            ========
    Net loss per common share, basic ...............        $  (0.04)           $  (0.05)
                                                            ========            ========
    Net loss per common share, diluted .............        $  (0.04)           $  (0.05)
                                                            ========            ========
    Weighted average number of common shares
       outstanding, basic ..........................           8,261               8,260
                                                            ========            ========
    Weighted average number of common shares
       outstanding, diluted ........................           8,693               8,314
                                                            ========            ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2005               2004
                                                                                             (In thousands)

Cash flows from operating activities:
     Net loss ..................................................................      $   (352)           $   (435)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation ..........................................................         2,749               2,751
         Amortization ..........................................................            96                 140
         Changes in certain assets and liabilities:
              Accounts and notes receivable ....................................        (8,634)             (5,532)
              Inventories ......................................................          (743)                325
              Prepaid expenses and other assets ................................           841               2,255
              Accounts payable .................................................         3,655               7,418
              Accrued expenses .................................................        (2,261)              2,053
              Asbestos-related expenses ........................................        (4,263)             (1,141)
              Other liabilities ................................................          (415)                (28)
                                                                                      --------            --------
                   Net cash (used in) provided by operating activities .........        (9,327)              7,806
                                                                                      --------            --------
Cash flows from investing activities:
         Capital expenditures ..................................................          (854)               (847)
         Proceeds from asset retirement ........................................            --                  30
                                                                                      --------            --------
                   Net cash used in investing activities .......................          (854)               (817)
                                                                                      --------            --------
Cash flows from financing activities:
         Net short-term borrowings .............................................         2,910                 925
         Net change in restricted cash .........................................          (877)                399
                                                                                      --------            --------
                   Net cash  (used in) provided by financing activities ........         2,033               1,324
                                                                                      --------            --------
Net (decrease) increase in cash and cash equivalents ...........................        (8,148)              8,313
Cash and cash equivalents:
     Beginning of period .......................................................        29,710               2,169
                                                                                      --------            --------
     End of period .............................................................      $ 21,562            $ 10,482
                                                                                      ========            ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the

Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan (the "Plan Trust") to pay asbestos claims against Congoleum. As a result of these changes, Congoleum advised the Bankruptcy Court that Congoleum would withdraw its existing plan and prepare an amended plan and disclosure statement and solicit acceptances from certain claimant creditors affected by these modifications. Congoleum anticipates that it will submit its amended plan to the Bankruptcy Court prior to a status conference scheduled for June 6, 2005, at which time it anticipates a date will be set to consider approval of the amended plan, disclosure statement and related voting procedures. There can be no assurance that the Company will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the proposed amended plan will not be modified further, that the Bankruptcy Court will approve the amended plan, disclosure statement and voting procedures or that such approval will be received in a timely fashion, that the Bankruptcy Court will confirm the amended plan, or that the amended plan, if confirmed, will become effective. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum expects to consider the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

      The proposed amended plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed amended plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take until the end of 2005 at the earliest to obtain confirmation of its proposed amended plan of reorganization.

      Based on its proposed amended plan of reorganization, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through the Plan Trust established under Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002, an additional $3.7 million in the fourth quarter of 2003 and a further $5.0 million in the fourth quarter of 2004 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining confirmation of its proposed amended plan of reorganization or that any confirmed plan will become effective. As a result, any alternative plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this Quarterly Report on Form 10-Q and the estimated costs and contributions to effect the contemplated amended plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting the Company's amended plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly than the Company has estimated.

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

2.    Recent Accounting Principles:

      Stock Based Compensation

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) provided for a phased-in implementation process for public companies. Based on the Company's year end of December 31, the Company must adopt SFAS No. 123(R) on January 1, 2006.

      SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and determining the effect on the Company's consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. For 2005, the Company will continue to disclose stock-based compensation information in accordance with FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123," and Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

      A reconciliation of consolidated net income (loss), as reported, to pro forma consolidated net income (loss) including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings per share follows (in thousands, except per share data):

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2005       2004
                                                                      -------     -------
Net income (loss):
   As reported                                                        $  (352)    $  (435)
   Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                           (60)        (51)
                                                                      -------     -------
   Pro forma                                                          $  (412)    $  (486)
                                                                      =======     =======
Net income (loss) per share:
   As reported basic and diluted                                      $ (0.04)    $ (0.05)
   Pro forma compensation expense                                       (0.01)      (0.01)
                                                                      -------     -------
   Pro forma basic and diluted                                        $ (0.05)    $ (0.06)
                                                                      =======     =======

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                               March 31,         December 31,
                                                 2005               2004
                                               ---------         ------------

Finished goods                                  $30,930            $32,811
Work-in-process                                   2,315              1,415
Raw materials and supplies                        7,121              5,397
-----------------------------------------------------------------------------
Total inventories                               $40,366            $39,623
-----------------------------------------------------------------------------

4.    Income/(Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, unless their effect is anti-dilutive.

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.6 million at March 31, 2005 and at December 31, 2004, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at March 31, 2005 and at December 31, 2004, and are reflected in other noncurrent assets and are considered probable of recovery.

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

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total cleanup costs of $ 1.7 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.4 million is included in non-current liabilities subject to compromise.

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

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced that it was seeking to resolve its asbestos liabilities through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, and later in 2003, consistent with this strategy, the Company entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. As announced April 22, 2005, an agreement in principle has been reached among certain parties, including representatives of participants in the Claimant Agreement, pursuant to which those participants would forbear from exercising the security interest in and priority rights to distributions from the Collateral Trust pursuant to an amended plan of reorganization being prepared by Congoleum.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and settled certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. Under the proposed amended plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the proposed amended plan.

      In October 2003, the Company began soliciting acceptances for its proposed pre-packaged plan of reorganization and the Company received the votes necessary for acceptance of the plan in late December 2003.

      On November 8, 2004, Congoleum announced that it had filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and a hearing began on April 12, 2005 to consider confirmation of the plan. The Company had solicited and received the acceptances necessary for confirmation of its plan as then constituted at that time.

      On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. As a result of these changes, Congoleum advised the Bankruptcy Court that Congoleum would withdraw its existing plan and prepare an amended plan and disclosure statement and solicit acceptances from certain claimant creditors affected by these modifications. Congoleum anticipates that it will submit its amended plan to the Bankruptcy Court prior to a status conference scheduled for June 6, 2005, at which time it anticipates a date will be set to consider approval of the amended plan, disclosure statement and related voting procedures.

      There can be no assurance that the Company will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the proposed amended plan will not be modified further, that the Bankruptcy Court will approve the amended plan, disclosure statement and voting procedures or that such approval will be received in a timely fashion, that the Bankruptcy Court will confirm the amended plan, or that the amended plan, if confirmed, will become effective.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum expects to consider the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

      On May 12, 2005, the Company entered into a settlement agreement with one of its excess insurance carriers over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims, and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's proposed amended plan of reorganization.

      Under the proposed amended plan of reorganization and related documents, Congoleum's assignment of insurance recoveries to the Plan Trust is net of costs incurred in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 in excess of $6 million of coverage litigation costs. Furthermore, once insurance recoveries exceed $375 million, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the first $6 million. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the $1.3 million claims processing fee once insurance recoveries exceed $375 million.

      In connection with modifications to the fourth amended plan and Collateral Trust, Congoleum agreed to indemnify the Claimants Counsel and the trustee of the Collateral Trust for all acts relating to the modification of the plan and the Collateral Trust, including attorneys' fees, up to a maximum of $3 million.

      The Company's proposed amended plan of reorganization and related documents provide for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. There were no property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding has advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Court ultimately allowed 19 claims valued at $133 thousand.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed amended plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated during the 90 consecutive day trading period ended March 31, 2005, the resulting adjustment amount would be $21.2 million. Under the terms of the proposed amended plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

      Under the terms of the proposed amended plan of reorganization all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. Events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the Senior Notes, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and its controlling shareholder, American Biltrite Inc. ("ABI"), of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. If the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default under the indenture governing the Company's Senior Notes, and with regard to other events of default under the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Company's Senior Notes or the Company's credit facility.

      The proposed amended plan of reorganization contemplates that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note, as collateral for the Company's obligations under the Company Note. As additional security for the Company Note, the ABI Pledge Agreement and the terms of the Company's proposed amended plan of reorganization provide that any amounts that the Company would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Company's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement, entered into in 1992, as to which both the Company and ABI are parties to (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's proposed amended plan of reorganization, the Company Note and the ABI Pledge Agreement.

      The Company Note, the ABI Pledge Agreement and the Company's proposed amended plan of reorganization also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by the Company will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Company's proposed amended plan of reorganization, the Company Note and the ABI Pledge Agreement.

      Under the proposed amended plan of reorganization ABI would be permitted to prepay the principal amount of the Company Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and any interest that may have accrued but not yet paid at the time of any principal repayment would be due and payable at the time of the principal repayment. The Company would be obligated to repay ABI for any amounts paid by ABI pursuant to the Company Note, which repayment obligation would by evidenced by a promissory note or notes to be issued by the Company to ABI. Any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Company Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Company Note and with regard to amounts owing and payable pursuant to the Senior Notes and credit facility, except that the right of full subordination with regard to the Senior Notes and credit facility would contain an exception that would allow the Company to make regularly scheduled interest payments to ABI pursuant to any such note so long as no default or event of default has occurred or is continuing under the indenture or the Company's credit facility.

      The proposed amended plan of reorganization also provides that if ABI prepays the Company Note and ABI sells all or substantially all of the shares of the Company's stock that it holds as of the Principal Adjustment Date during the three-year period following such date, ABI would be obligated to make a contribution to the Plan Trust if the equity value of the Company implied by the price paid to ABI for the shares of the Company's stock exceeded the greater of $2,738,234.75 or 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date). In such instance, the proposed amended plan would obligate ABI to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the terms of the Company's proposed amended plan of reorganization, the Company would be obligated to repay ABI for any amounts paid by ABI to the Plan Trust pursuant to this obligation. In satisfaction of this repayment obligation, the Company would issue a promissory note to ABI in a principal amount equal to the amount of any such payments made by ABI plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the indenture governing the Senior Notes or the Company's credit facility.

      The proposed amended plan provides that the Plan Trust would be able to transfer the Company Note, in whole but not in part, at any time following the Principal Adjustment Date. Upon any transfer of the Company Note, the amounts pledged by ABI and held in escrow by the Plan Trust for ABI's benefit with regard to ABI's indemnity rights discussed above will be paid by the Plan Trust, first, to the Plan Trust in repayment of principal then outstanding on the Company Note together with any accrued but unpaid interest thereon and, second, any amounts remaining would be distributed by the Plan Trust to ABI.

      ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust. Under the expected terms of the Company's proposed amended plan of reorganization, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the proposed amended plan of reorganization does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

      While the Company believes its proposed amended modified plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $6.9 million at a minimum, and could be materially higher.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated on September 15, 2001, by one of Congoleum's excess insurers (the "Coverage Action"). On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement ("Insurance Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Insurance Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust. Payment of such fees and expenses are subject to Court Order or approval. The Company does not expect this Insurance Settlement to have a material effect on its financial condition or results of operations. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's previously proposed plans of reorganization and are expected to raise objections to the proposed amended plan.

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum ("Claimant Agreement") on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the Claimant Agreement is not fair, reasonable or in good faith. Congoleum disputes the allegations and contentions of the excess insurance carriers. On November 7, 2003, the court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. On April 19, 2004, the court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum argues, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

      On August 12, 2004, the Court entered a case management order that divides the trial into three phases. A new judge was assigned to the case effective February 23, 2005 and the schedule was modified as a result.

      On February 22, 2005, the Court ruled on a series of summary judgment motions filed by various insurers. The Court denied a motion for summary judgment filed by certain insurers, holding that there were disputed issues of fact regarding whether the Claimant Agreement and other settlement agreements between Congoleum and the claimants had released Congoleum and the insurers from any liability for the asbestos bodily injury claims of the claimants who signed the Claimant Agreement and the other settlement agreements.

      The Court also denied another motion for summary judgment filed by various insurers who argued that they did not have to cover the liability arising from the Claimant Agreement because they had not consented to it.

      The Court granted summary judgment regarding Congoleum's bad faith claims against excess insurers (other than first-layer excess insurers), holding that the refusal of these excess insurers to cover the Claimant Agreement was at least fairly debatable and therefore not in bad faith.

      The first phase of the trial had been scheduled to begin on June 6, 2005, but now has been adjourned to July 19, 2005 and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that

Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum. The Company believes, however, that even if the insurers were to succeed in the first phase of the Coverage Action, such result would not deprive individual claimants of the right to seek payment from the insurers who issued the affected insurance policies or negotiating settlements with some or all of the signatories to the Claimant Agreement and seeking payment from its insurers for such settlements, nor would such result preclude the Company from amending the Claimant Agreement and seeking recovery under the Claimant Agreement as amended; moreover, the Company does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of its plan of reorganization.

      The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial will address bad faith punitive damages, if appropriate.

      On March 18, 2005, the Company filed a motion in the Bankruptcy Court asking the Bankruptcy Court to vacate its prior order lifting the automatic stay in bankruptcy to permit the Coverage Action to proceed. The Company requested that the Coverage Action proceedings be stayed until the Company has completed its plan confirmation process in the Bankruptcy Court. A hearing on the Company's motion was held on April 12, 2005 and the motion was denied.

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

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value of $466 million. In addition, Pre-Existing Settlement Agreements and Trial-Listed Settlement Agreements with claims secured by the Collateral Trust total $25 million. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of $512 million based on the settlement values applicable in the fourth amended plan.

      The Company's gross liability of $491 million for these settlements and contingent liability for the additional $512 million in unsettled claims is substantially in excess of both the total assets of the Company as well as the Company's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At March 31,

2005, the Company estimates the minimum remaining amount of the contributions and costs to be $6.9 million, of which it has recorded $4.2 million as a current liability and $2.7 million as a non-current liability. These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash, which the Company expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. During the fourth quarter of 2003, the Company recorded a charge of $3.7 million to increase its recorded liability to the minimum estimated amount. During the fourth quarter of 2004, the Company recorded an additional charge of $5.0 million to increase its recorded liability to the minimum estimated amount. Additional charges may be required in the future should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially, all future insurance recoveries have been assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2004 to March 31, 2005:

                                            Spending   Recoveries
                                Balance at  Against       From      Balance at
(in thousands)                  12/31/04    Reserve     Insurance    3/31/05
                             --------------------------------------------------

Reserves
--------
    Current                     $ 6,550      (2,387)        --        $ 4,163
    Long-Term                     2,738          --         --          2,738

Receivables
-----------
    Current                      (1,509)     (1,958)        --         (3,467)
    Long-Term                    (7,300)         --         --         (7,300)
                             --------------------------------------------------
Net Asbestos Liability          $   479     $(4,345)      $ --        $(3,866)
----------------------          =======     =======       ====        =======

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions) for the:

                                       Three Months Ended   Three Months Ended
                                            March 31,           March 31,
                                             2005                 2004
                                             ----                 ----

      Beginning balance                    $  2.7               $  2.7

      Accruals                                1.0                  1.4

      Charges                                (1.0)                (1.4)
                                           ------               ------

      Ending balance                       $  2.7               $  2.7
                                           ======               ======


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

      Liabilities subject to compromise at March 31, 2005 and December 31, 2004 are as follows:

                                                             (In thousands)
                                                         March 31,  December 31,
                                                           2005        2004
--------------------------------------------------------------------------------
Current
--------
Pre-petition other payables and accrued interest         $ 16,626    $ 14,225

Non-current
-----------
Debt (at face value)                                      100,000     100,000
Pension liability                                          16,809      16,936
Other post-retirement benefit obligation                    8,210       8,303
Pre-petition other liabilities                             12,070      12,051
                                                         --------    --------
--------------------------------------------------------------------------------
Non-current                                               137,089     137,290
-----------
--------------------------------------------------------------------------------
Total liabilities subject to compromise                  $153,715    $151,515
                                                         ========    ========
--------------------------------------------------------------------------------

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following:

                                                         (In thousands)
                                                     March 31,     December 31,
                                                       2005           2004
--------------------------------------------------------------------------------

Accrued warranty, marketing and sales promotion      $17,590        $18,487
Employee compensation and related benefits             3,930          4,735
Other                                                    225          3,173
--------------------------------------------------------------------------------
Total accrued liabilities                            $21,745        $26,395
--------------------------------------------------------------------------------

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of March 31, 2005 (see Note 8).

10.   Pension Plans

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended March 31, 2005 and 2004:

                                                                                  (In thousands)
                                                              Three Months Ended                 Three Months Ended
                                                                March 31, 2005                     March 31, 2004
                                                                --------------                     --------------
                                                                             Other                               Other
                                                           Pension         Benefits           Pension           Benefits
                                                           -------         --------           -------           --------
Components of Net Periodic Benefit Cost
    Service cost .................................        $   355            $  46            $   359            $   50
    Interest cost ................................          1,094              130              1,108               140
    Expected return on plan assets ...............           (881)              --               (853)               --
    Recognized net actuarial loss ................            385               15                400                11
    Amortization of transition obligation ........            (18)              --                (18)               --
    Amortization of prior service cost ...........            (72)             (47)               (71)             (116)
                                                          -------            -----            -------            ------
Net periodic benefit cost ........................        $   863            $ 144            $   925            $   85
                                                          =======            =====            =======            ======

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                               March 31, 2005                  March 31, 2004
                                                               --------------                  --------------
                                                                          Other                             Other
                                                         Pension         Benefits         Pension         Benefits
                                                         -------         --------         -------         --------
Discount rate ..................................          6.25%           6.25%            6.25%           6.75%
Expected long-term return on plan assets .......          7.00%             --             7.00%             --
Rate of compensation increase ..................          4.00%           --               4.00%             --
                                                          5.50%                            5.50%

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan (the "Plan Trust") to pay asbestos claims against Congoleum. As a result of these changes, Congoleum advised the Bankruptcy Court that Congoleum would withdraw its existing plan and prepare an amended plan and disclosure statement and solicit acceptances from certain claimant creditors affected by these modifications. Congoleum anticipates that it will submit its amended plan to the Bankruptcy Court prior to a status conference scheduled for June 6, 2005, at which time it anticipates a date will be set to consider approval of the amended plan, disclosure statement and related voting procedures. There can be no assurance that the Company will receive the acceptances necessary for confirmation of the proposed plan of reorganization, that the proposed amended plan will not be modified further, that the Bankruptcy Court will approve the amended plan, disclosure statement and voting procedures or that such approval will be received in a timely fashion, that the Bankruptcy Court will confirm the amended plan, or that the amended plan, if confirmed, will become effective. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum expects to consider the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

      The proposed amended plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed amended plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company anticipates that it will take until the end of 2005 at the earliest to obtain confirmation of its proposed amended plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under Congoleum's proposed amended plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the proposed amended plan.

      Based on its proposed amended plan of reorganization, the Company has made provisions in its financial statements for the minimum amount of the range of estimates for its contribution to the Plans Trust and costs to effect the proposed plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of Section 524(g) of the Bankruptcy Code. The Company recorded a charge of $17.3 million in the fourth quarter of 2002, an additional $3.7 million in the fourth quarter of 2003, and a further $5.0 million in the fourth quarter of 2004 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher, and the Company may record significant additional charges should the minimum estimated cost increase.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results - The Company has significant asbestos liability and funding exposure, and its proposed amended plan of reorganization may not be confirmed" for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the proposed plan of reorganization.

      Three months ended March 31, 2005 as compared to three months ended March 31, 2004.

      Net sales for the three months ended March 31, 2005 were $57.6 million as compared to $52.0 million for the three months ended March 31, 2004, an increase of $5.6 million or 10.8%. The increase resulted primarily from the impact of selling price increases instituted in the second half of 2004 and during the first quarter of 2005 (7%), higher sales of residential products (up 8.9%), and higher sales in the manufactured housing category (up 8.0%), partially offset by lower sales of do-it-yourself tile to mass merchandisers (down 48%).

      Gross profit for the three months ended March 31, 2005 totaled $13.7 million, or 23.7% of net sales, compared to $13.6 million, or 26.1% of net sales, for the same period last year. The major factor leading to the deterioration in gross margin percent was the sharp rise in raw material costs experienced during the fourth quarter of 2004 and ongoing into the first quarter of 2005, which reduced margins by 9.1 percentage points of net sales. This was partially mitigated by the 7.0 percentage point increase in selling prices, as well as improved plant efficiencies and cost reduction programs which benefited gross margins by an additional 0.3 percentage points.

      Selling, general and administrative expenses were $11.7 million for the three months ended March 31, 2005 as compared to $12.0 million for the three months ended March 31, 2004, a decrease of $0.3 million. The reduction in expenses reflects a reduction of $0.4 million in merchandising and sales support related costs partially offset by an increase of $0.1 million in research and development costs related to new product initiatives. As a percent of net sales, selling, general and administrative costs were 20.4% for the three months ended March 31, 2005 compared to 23.0% for the same period last year.

      Income from operations was $1.9 million for the quarter ended March 31, 2005 compared to income of $1.6 million for the quarter ended March 31, 2004. The improvement in operating income was a result of the higher sales and related gross margin dollars coupled with lower selling, general and administrative expenses.

Liquidity and Capital Resources

      The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      The Company is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements, which are contained in Item 1 of this Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During the first quarter of 2005, the Company paid $4.3 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At March 31, 2005, Congoleum had $10.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will be met, although there can be no assurances to that effect. Congoleum expects to spend a further $6.9 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $14.5 million insurance settlement being held as restricted cash). It also expects to spend a further $7.3 million at a minimum during 2005 in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates.

      As part of the Company's proposed amended plan of reorganization, Congoleum expects that it will also issue a promissory note to the Plan Trust. Under the terms of the proposed amended plan, the original principal amount of the Company Note will be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's plan of reorganization in an amount approximately equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended March 31, 2005, the resulting adjustment amount would be $21.2 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require the Company to make interest payments prior to such note's maturity date.

      The proposed amended plan and Plan Trust agreement, as modified, would obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and Plan Trust agreement at $3.0 million. In addition, the plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

      Unrestricted cash and cash equivalents, including short-term investments at March 31, 2005, were $21.6 million, a decrease of $8.1 million from December 31, 2004. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.0 million and $1.2 million at March 31, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, a $14.6 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at March 31, 2005. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust formed upon confirmation of its proposed amended plan of reorganization. Working capital was $36.7 million at March 31, 2005, up from $35.3 million at December 31, 2004. The ratio of current assets to current liabilities at March 31, 2005 was 1.4 to 1.0, which is unchanged from December 31, 2004. The ratio of debt to total capital at March 31, 2005 was 0.47 to 1.0 which is also unchanged since December 31, 2004. Net cash used by operations during the first three months of 2005 was $9.3 million, as compared to net cash provided by operations of $7.8 million in 2004. The decrease in cash provided by operations in the first three months of 2005 versus the first three months of 2004 was primarily due to higher working capital requirements and increased reorganization expenditures in 2005.

      Capital expenditures for the three months ended March 31, 2005 totaled $0.9 million. The Company is currently planning capital expenditures of approximately $6.9 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on June 30, 2005 with borrowings up to $30.0 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at March 31, 2005. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2005, based on the level of receivables and inventory, $30.0 million was available under the facility, of which $6.0 million was utilized for outstanding letters of credit and $12.4 million was utilized by the revolving loan. A motion to extend this financing agreement through December 31, 2005 has been filed with the Bankruptcy Court and the extension will be effective upon Bankruptcy Court approval. A fee of $125 thousand will be paid in connection with this extension. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its proposed amended plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to that facility's expiration.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although the Company did not generate cash from the operations in the first quarter of 2005, the Company anticipates that it will generate cash from operations in 2005. The Company believes that net cash provided by operating activities and borrowings under its financing agreement will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its proposed amended plan of reorganization. The Company's inability to obtain confirmation of its proposed amended plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements. The Company also anticipates it will be able to obtain exit financing upon confirmation of its proposed amended plan although there can be no assurance that such financing will be obtained. Such financing will be required to replace its debtor-in-possession credit facility and permit the Company to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed amended plan of reorganization.

Risk Factors That May Affect Future Results

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed below and in the Company's other filings with the Securities and Exchange Commission.

The Company has significant asbestos liability and funding exposure, and its proposed amended plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this Quarterly Report on Form 10-Q, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling $491 million and is aware of additional unsettled claims with a proposed settlement value of $512 million. Satisfaction of this obligation pursuant to the terms of the proposed amended plan of reorganization is dependent on a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

      There can be no assurance that the Company will be successful in obtaining confirmation of its proposed amended plan of reorganization in a timely manner or at all, and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court could vary significantly from the description set forth in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the contemplated proposed plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the amended plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for the Company for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (iv) the response from time to time of the Company's and ABI's lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (v) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it, (vii) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers, and (viii) compliance with the Bankruptcy Code, including Section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon the plan of reorganization it has proposed or any plan that may be proposed in the future. To date, the Company has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed amended Chapter 11 plan of reorganization. To the extent any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to its plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition. As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this Quarterly Report on Form 10-Q.

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

      The Company believes that suitable alternative suppliers are available for substantially all of its raw material requirements, although quantities of certain materials available from alternative suppliers may be in limited supply. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing efforts to develop new sources of supply would be successful in avoiding a material adverse effect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

Stockholder votes are controlled by ABI; the Company's interests may not be the same as ABI's interests.

      ABI owns a majority (approximately 55% as of December 31, 2004) of the outstanding shares of the Company's common stock, representing a 68.3% voting interest. As a result, ABI can elect all of the Company's directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of the Company's assets, any matters submitted to a vote of the Company's stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, the selection and tenure of the Company's Chief Executive Officer, payment of dividends with respect to common stock or other equity securities and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for the Company's common stock. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Possible future sales of shares by ABI could adversely affect the market for our stock.

      ABI may sell shares of the Company's common stock in compliance with the federal securities laws. By virtue of ABI's current control of Congoleum, ABI could sell large amounts of shares of the Company's common stock by causing the

Company to file a registration statement that would allow them to sell shares more easily. In addition, ABI could sell shares of the Company's common stock without registration. Although the Company can make no prediction as to the effect, if any, that such sales would have on the market price of the Company's common stock, sales of substantial amounts of the Company's common stock, or the perception that such sales could occur, could adversely affect the market price of the Company's common stock. If ABI sells or transfers shares of the Company's common stock as a block, another person or entity could become the Company's controlling stockholder.

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

Item 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting during the last quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  Item 2.  Unregistered Sales of Equity Securities and Use of
                           Proceeds: None

                  Item 3. Defaults Upon Senior Securities: The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8-5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004 and February 1, 2005 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $13.0 million. As of March 31, 2005, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $743,000 of accrued interest on the interest due but not paid on February 1, 2004, August 1, 2004 and February 1, 2005 are included in "Liabilities Subject to Compromise."

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

                                   CONGOLEUM CORPORATION
                                        (Registrant)


Date: May 16, 2005                 By: /s/ Howard N. Feist III
                                       ---------------------------------------
                                           (Signature)

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