Form 10-Q
period 2005-06-30
CONGOLEUM CORP
filed 2005-08-11
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at July 31, 2005
   -----------------------------              --------------------------------

       Class A Common Stock                              3,651,590
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and December 31, 2004..................................  3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months ended June 30, 2005 and 2004 (unaudited)......  4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2005 and 2004 (unaudited)................  5

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited) .......................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 36

Item 4.  Controls and Procedures............................................ 36


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 37

Item 3.  Defaults Upon Senior Securities.................................... 37

Item 4.  Submission of Matters to a Vote of Security Holders................ 37

Item 5.  Other Information.................................................. 37

Item 6.  Exhibits........................................................... 38

Signature................................................................... 39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                                     June 30,
                                                                                       2005      December 31,
                                                                                    (unaudited)     2004
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $  21,397     $  29,710
  Restricted cash ...............................................................      11,083        15,682
  Accounts receivable, less allowances of $1,468 and $1,174 as of
      June 30, 2005 and December 31, 2004, respectively .........................      20,823        17,621
  Inventories ...................................................................      44,867        39,623
  Prepaid expenses and other current assets .....................................       2,366         5,124
  Deferred income taxes .........................................................      10,678        10,678
-----------------------------------------------------------------------------------------------------------
       Total current assets .....................................................     111,214       118,438
Property, plant, and equipment, net .............................................      76,271        79,550
Other assets, net ...............................................................      14,726        14,894
-----------------------------------------------------------------------------------------------------------
       Total assets .............................................................   $ 202,211     $ 212,882
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..............................................................   $  14,105     $  10,296
  Accrued liabilities ...........................................................      20,738        26,395
  Asbestos-related liabilities ..................................................      22,430        21,079
  Revolving credit loan .........................................................      10,137         9,500
  Accrued taxes .................................................................       1,442         1,670
Liabilities subject to compromise - current .....................................      18,883        14,225
-----------------------------------------------------------------------------------------------------------
       Total current liabilities ................................................      87,735        83,165
Asbestos-related liabilities ....................................................       2,738         2,738
Other liabilities ...............................................................          --            --
Deferred income taxes ...........................................................      10,678        10,678
Liabilities subject to compromise - long term ...................................     136,999       137,290
-----------------------------------------------------------------------------------------------------------
       Total liabilities ........................................................     238,150       233,871
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,651,590 shares outstanding as of June 30, 2005 and
    December 31, 2004 ...........................................................          47            47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
    outstanding at June 30, 2005 and December 31, 2004 ..........................          46            46
Additional paid-in capital ......................................................      49,106        49,106
Retained deficit ................................................................     (58,780)      (43,830)
Accumulated other comprehensive loss ............................................     (18,545)      (18,545)
                                                                                     --------      --------
                                                                                      (28,126)      (13,176)

Less Class A common stock held in treasury, at cost; 1,085,760 shares at
    June 30, 2005 and December 31, 2004 .........................................       7,813         7,813
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit) .......................................     (35,939)      (20,989)
                                                                                      -------       -------
-----------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit) .......................   $ 202,211     $ 212,882
-----------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                  --------------------    ----------------------
                                                    2005        2004         2005        2004
                                                      (In thousands, except per share amounts)

Net sales .....................................   $ 58,108    $ 62,951    $ 115,738    $ 114,951
Cost of sales .................................     44,338      46,065       88,307       84,514
Selling, general and administrative expenses ..     26,127      13,017       37,860       25,002
                                                  --------    --------    ---------    ---------
     Income (loss) from operations ............    (12,357)      3,869      (10,429)       5,435

Other income (expense):
     Interest income ..........................         84          --          182           --
     Interest expense .........................     (2,618)     (2,314)      (5,118)      (4,559)
     Other income .............................        293         421          415          665
                                                  --------    --------    ---------    ---------
     (Loss) Income before taxes ...............    (14,598)      1,976      (14,950)       1,541

Provision for income taxes ....................         --         616           --          616
                                                  --------    --------    ---------    ---------

Net (Loss) income .............................   $(14,598)   $  1,360    $ (14,950)   $     925
                                                  ========    ========    =========    =========

Net (Loss) income per common share, basic .....   $  (1.77)   $   0.16    $   (1.81)   $    0.11
                                                  ========    ========    =========    =========

Net (Loss) income per common share, diluted ...   $  (1.77)   $   0.16    $   (1.81)   $    0.11
                                                  ========    ========    =========    =========

Weighted average number of common shares
    outstanding, basic ........................      8,260       8,260        8,260        8,260
                                                  ========    ========    =========    =========

Weighted average number of common shares
    outstanding, diluted ......................      8,260       8,363        8,260        8,363
                                                  ========    ========    =========    =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                       ----------------------
                                                                                          2005       2004
                                                                                          (In thousands)

Cash flows from operating activities:
     Net (loss) income .............................................................   $(14,950)   $    925
     Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
         Depreciation ..............................................................      5,434       5,410
         Amortization ..............................................................        192         304
         Asbestos-related charge ...................................................     15,455          --
         Deferred income taxes .....................................................         --         551
         Changes in certain assets and liabilities:
              Accounts and notes receivable ........................................     (3,202)    (10,644)
              Inventories ..........................................................     (5,244)      1,804
              Prepaid expenses and other assets ....................................      1,400       2,692
              Accounts payable .....................................................      3,809       7,817
              Accrued expenses .....................................................     (1,024)     12,753
              Asbestos-related expenses ............................................    (12,927)     (1,385)
              Asbestos-related expense reimbursements from insurance settlement ....      6,091          --
              Other liabilities ....................................................       (518)       (335)
                                                                                       --------    --------
                   Net cash (used in) provided by operating activities .............     (5,484)     19,892
                                                                                       --------    --------
Cash flows from investing activities:
         Capital expenditures ......................................................     (2,155)     (1,355)
         Proceeds from asset retirement ............................................         --          30
                                                                                       --------    --------
                   Net cash used in investing activities ...........................     (2,155)     (1,325)
Cash flows from financing activities:
         Net short-term borrowings .................................................        637       5,030
         Net change in restricted cash .............................................     (1,311)     (2,091)
                                                                                       --------    --------
                   Net cash provided by financing activities .......................       (674)      2,939
                                                                                       --------    --------
Net (decrease) increase in cash and cash equivalents ...............................     (8,313)     21,506
Cash and cash equivalents:
     Beginning of period ...........................................................     29,710       2,169
                                                                                       --------    --------
     End of period .................................................................   $ 21,397    $ 23,675
                                                                                       ========    ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments as well as provisions to effect its plan to settle asbestos liability) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three and six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Based upon the nature of the Company's operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

      Certain amounts appearing in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

      The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below and in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. On July 22, 2005, Congoleum filed an amended plan of reorganization and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as certain other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures on July 28, 2005 and Congoleum plans to commence solicitation of acceptances of the plan by the end of August 2005. A hearing to consider confirmation of the plan is scheduled to begin December 13, 2005. There can be no assurance that the Company will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the proposed amended plan will not be modified further, that the amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the amended plan will be confirmed, or that the amended plan, if confirmed, will become effective. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the current plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

      The proposed amended plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed amended plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized the Company to pay trade creditors in the ordinary course of business. The Company expects that it will take until the first quarter of 2006 at the earliest to obtain confirmation of its proposed amended plan of reorganization.

      Based on its proposed amended plan of reorganization, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating $26 million in prior years and a further $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline for anticipated confirmation. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in realizing its goals in this regard or in obtaining confirmation of its proposed amended plan of reorganization or that any confirmed plan will become effective. As a result, any alternative plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this Quarterly Report on Form 10-Q and the estimated costs and contributions to effect the contemplated amended plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting the Company's amended plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly than the Company has estimated.

      AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.

      Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's liabilities at December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

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

                                         For the Three Months     For the Six Months
                                             Ended June 30,          Ended June 30,
                                           2005        2004        2005        2004
                                         --------    --------    --------    --------
                                        (dollars in thousands, except per share amounts)

Net income (loss):
  As reported                            $(14,598)   $  1,360    $(14,950)   $    925
  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects                                    (55)        (53)       (114)       (104)
                                         --------    --------    --------    --------
  As adjusted                            $(14,653)   $  1,307    $(15,064)   $    821
                                         ========    ========    ========    ========
Net income (loss) per share:
  As reported basic and diluted          $  (1.77)   $   0.16    $  (1.81)   $   0.11
  Pro forma compensation expense             (.01)      (0.01)       (.01)      (0.01)
                                         --------    --------    --------    --------
  Pro forma basic and diluted            $  (1.78)   $   0.15    $  (1.82)   $   0.10
                                         ========    ========    ========    ========

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                      June 30,       December 31,
                                        2005             2004
                                     ---------       ------------

      Finished goods                 $  35,461        $  32,811
      Work-in-process                    2,163            1,415
      Raw materials and supplies         7,243            5,397
      -----------------------------------------------------------
      Total inventories              $  44,867        $  39,623
      ===========================================================

4.    Income/(Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, unless their effect is anti-dilutive.

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.6 million at June 30, 2005 and at December 31, 2004, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at June 30, 2005 and at December 31, 2004, and are reflected in other noncurrent assets and are considered probable of recovery.

      The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In addition, in four other instances, although not named as a PRP, the Company has received a request for information. The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. The Company's ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, the Company as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced that it was seeking to resolve its asbestos liabilities through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, and later in 2003, consistent with this strategy, the Company entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under the terms of the Company's most recent amended plan of reorganization, participants in the Claimant Agreement who vote in favor of the plan agree to forbear from exercising the security interest in and priority rights to distributions from the Collateral Trust.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. Under the proposed amended plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the proposed amended plan, which incorporates the forbearance.

      In October 2003, the Company began soliciting acceptances for its proposed pre-packaged plan of reorganization and the Company received the votes necessary for acceptance of the plan in late December 2003.

      On November 8, 2004, Congoleum announced that it had filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and a hearing began on April 12, 2005 to consider confirmation of the plan. The Company received the acceptances necessary for confirmation of its plan as then constituted at that time.

      On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. On July 22, 2005, Congoleum filed an amended plan of reorganization and related documents with the Bankruptcy Court, which reflected the result of these negotiations as well as certain other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures on July 28, 2005 and Congoleum plans to commence solicitation of acceptances of the plan by the end of August 2005. A hearing to consider confirmation of the plan is scheduled to begin December 13, 2005.

      There can be no assurance that the Company will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the proposed amended plan will not be modified further, that the amended plan will receive necessary court approvals from the Bankruptcy Court or the federal District Court, or that such approvals will be received in a timely fashion, that the amended plan will be confirmed, or that the amended plan, if confirmed, will become effective.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the current plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

      In May 2005, the Company entered into a settlement agreement with one of its excess insurance carriers over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay approximately $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims, and is subject to the effectiveness of Congoleum's proposed amended plan of reorganization. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, which has been approved by the Bankruptcy Court, pursuant to which the certain underwriters will pay approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once the plan goes effective and the Bankruptcy Court approves the payment. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust once the plan goes effective and the Bankruptcy Court approves the payment. This agreement is subject to Bankruptcy Court approval. Court approval of these settlement agreements has been or may be appealed by other insurance carriers who are not party to the agreements.

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

      In connection with modifications to the plan and Collateral Trust, Congoleum agreed to indemnify the Claimants Counsel and the trustee of the Collateral Trust for all acts relating to the modifications of the plan and the Collateral Trust made after April 1, 2005, including attorneys' fees, up to a maximum of $3 million.

      The Company's proposed amended plan of reorganization and related documents provide for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand.

      The Company expects to issue a promissory note (the "Company Note") to the Plan Trust as part of the Company's proposed amended plan of reorganization. Under the terms of the proposed plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated during the 90 consecutive day trading period ended June 30, 2005, the resulting adjustment amount would be $16.6 million. Under the terms of the proposed amended plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Senior Notes are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

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

      While the Company believes its proposed amended modified plan is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $16.5 million at a minimum, not including any Additional Principal Amount arising from revaluation of the Company Note, and could be materially higher.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of its plan of reorganization and the Plan Trust.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated on September 15, 2001, by one of Congoleum's excess insurers (the "Coverage Action"). On April 10, 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement ("Insurance Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Insurance Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust. Payment of such fees and expenses are subject to Bankruptcy Court order or approval. The Company does not expect this Insurance Settlement to have a material effect on its financial condition or results of operations. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's previously proposed plans of reorganization and are expected to raise objections to the proposed amended plan.

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

      The first phase of the trial began on August 2, 2005 and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum. The Company believes, however, that even if the insurers were to succeed in the first phase of the Coverage Action, such result would not deprive individual claimants of the right to seek payment from the insurers who issued the affected insurance policies or negotiating settlements with some or all of the signatories to the Claimant Agreement and seeking payment from its insurers for such settlements, nor would such result preclude the Company from amending the Claimant Agreement and seeking recovery under the Claimant Agreement as amended; moreover, the Company does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of its plan of reorganization.

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

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value of $466 million. In addition, Pre-Existing Settlement Agreements and Trial-Listed Settlement Agreements with claims secured by the Collateral Trust total $25 million. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of $512 million based on the settlement values applicable in the current amended plan.

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

Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At June 30, 2005, the Company estimates the minimum remaining amount of the contributions and costs to be $16.5 million, of which it has recorded $13.8 million as a current liability and $2.7 million as a non-current liability. These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash, which the Company expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. At June 30, 2005 this liability (comprised of the original settlement plus interest to date, less $6.1 million in reimbursements approved by the bankruptcy court) amounted to $8.6 million and is included in current asbestos-related liabilities.

      The Company recorded charges aggregating $26 million in prior years and a further $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline for anticipated confirmation. Additional charges may be required in the future should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2004 to June 30, 2005:

                                                                           Reimbursement
                                                                               From
                                Balance at                     Reserve       Insurance       Balance at
(in thousands)                   12/31/04      Spending       Addition      Settlements        6/30/05
                                ------------------------------------------------------------------------

Reserves
    Current                     $  6,550       $ (5,832)      $13,092              --        $ 13,810
     Long-Term                     2,738             --            --              --           2,738

Receivables
    Current                       (1,509)        (7,095)        2,362          $6,091            (151)
    Long-Term                     (7,300)            --            --              --          (7,300)
                                ------------------------------------------------------------------------
Net Asbestos Liability          $    479       $(12,927)      $15,454          $6,091        $  9,097
                                ========       ========       =======          ======        ========

Restricted Cash
    Insurance Proceeds          $ 14,530         (6,091)          182              --        $  8,621

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions) for the:

                                  Six Months Ended    Six Months Ended
                                      June 30,            June 30,
                                        2005                2004
                                        ----                ----

      Beginning balance                 $ 2.8               $ 2.7

      Accruals                            1.7                 2.7

      Charges                            (2.0)               (2.6)
                                        -----               -----

      Ending balance                    $ 2.5               $ 2.8
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

      Liabilities subject to compromise at June 30, 2005 and December 31, 2004 are as follows:

                                                           (In thousands)
                                                       June 30,    December 31,
                                                         2005          2004
--------------------------------------------------------------------------------
Current

Other pre-petition payables and accrued interest       $  18,883     $  14,225

Non-current

Debt (at face value)                                     100,000       100,000
Pension liability                                         16,487        16,936
Other post-retirement benefit obligation                   8,145         8,303
Other pre-petition liabilities                            12,367        12,051
                                                       ---------     ---------

--------------------------------------------------------------------------------
Non-current                                              136,999       137,290
-----------
--------------------------------------------------------------------------------

Total liabilities subject to compromise                $ 155,882     $ 151,515
                                                       =========     =========
================================================================================

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following:

                                                      (In thousands)
                                                  June 30,    December 31,
                                                    2005          2004
----------------------------------------------------------------------------

Accrued warranty, marketing and sales promotion    $15,455       $18,487

Employee compensation and related benefits           3,475         4,735

Other                                                1,808         3,173
----------------------------------------------------------------------------

Total accrued liabilities                          $20,738       $26,395
============================================================================

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of June 30, 2005 (see Note 8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended June 30, 2005 and 2004:

                                                                   (In thousands)
                                                    Three Months Ended       Three Months Ended
                                                       June 30, 2005            June 30, 2004
                                                       -------------            -------------
                                                                Other                     Other
                                                  Pension      Benefits     Pension      Benefits
                                                  -------      --------     -------      --------

Components of Net Periodic Benefit Cost:
    Service cost ...........................      $   355       $  46       $   323       $  43
    Interest cost ..........................        1,094         130         1,066         121
    Expected return on plan assets .........         (881)         --          (845)         --
    Recognized net actuarial loss ..........          385          15           362          12
    Amortization of transition obligation ..          (18)         --           (18)         --
    Amortization of prior service cost .....          (72)        (47)          (71)       (116)
                                                  -------       -----       -------       -----
Net periodic benefit cost ..................      $   863       $ 144       $   817       $  60
                                                  =======       =====       =======       =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                          June 30, 2005                   June 30, 2004
                                                          -------------                   -------------
                                                    Pension     Other Benefits       Pension     Other Benefits
                                                    -------     --------------       -------     --------------
Discount rate...................................     6.25%           6.25%            6.25%           6.25%
Expected long-term return on plan  assets.......     7.00%             --             7.00%             --
Rate of compensation increase...................     4.00%             --             4.00%             --
                                                     5.50%                            5.50%

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the six months ended June 30, 2005 and 2004:

                                                                   (In thousands)
                                                     Six Months Ended          Six Months Ended
                                                       June 30, 2005            June 30, 2004
                                                       -------------            -------------
                                                                Other                     Other
                                                  Pension      Benefits     Pension      Benefits
                                                  -------      --------     -------      --------

Components of Net Periodic Benefit Cost:
    Service cost ...........................      $   710       $  92       $   647       $  85
    Interest cost ..........................        2,188         260         2,132         242
    Expected return on plan assets .........       (1,762)         --        (1,690)         --
    Recognized net actuarial loss ..........          769          30           723          24
    Amortization of transition obligation ..          (36)        (36)           --
    Amortization of prior service cost .....         (144)        (94)         (143)       (231)
                                                  -------       -----       -------       -----
Net periodic benefit cost ..................      $ 1,725       $ 288       $ 1,633       $ 120
                                                  =======       =====       =======       =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                          June 30, 2005                   June 30, 2004
                                                          -------------                   -------------
                                                    Pension     Other Benefits       Pension     Other Benefits
                                                    -------     --------------       -------     --------------
Discount rate...................................     6.25%           6.25%            6.25%           6.25%
Expected long-term return on plan  assets.......     7.00%             --             7.00%             --
Rate of compensation increase...................     4.00%             --             4.00%             --
                                                     5.50%                            5.50%


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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan (the "Plan Trust") to pay asbestos claims against Congoleum. On July 22, 2005, Congoleum filed an amended plan of reorganization and related documents with the Bankruptcy Court, which reflected the result of these negotiations as well as certain other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures on July 28, 2005 and Congoleum will commence solicitation of acceptances of the plan by the end of August 2005. There can be no assurance that the Company will receive the acceptances necessary for confirmation of the proposed plan of reorganization, that the proposed amended plan will not be modified further, that the amended plan will receive necessary court approvals from the Bankruptcy Court or the federal District Court, or that such approvals will be received in a timely fashion, that the amended plan will be confirmed, or that the amended plan, if confirmed, will become effective. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum has considered the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

      The proposed amended plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The proposed amended plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related claims and litigation by channeling all asbestos claims to the Plan Trust pursuant to the provisions of Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Company anticipates that it will take until the first quarter of 2006, at the earliest, to obtain confirmation of its proposed amended plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under Congoleum's proposed amended plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the proposed amended plan. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of $512 million based on the settlement values applicable in the current amended plan.

      Based on its proposed amended plan of reorganization, the Company has made provisions in its financial statements for the minimum amount of the range of estimates for its contribution to the Plans Trust and costs to effect the proposed plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating $26 million in prior years and a further $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline for anticipated confirmation. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher, and the Company may record significant additional charges should the minimum estimated cost increase.

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

      Three and six months ended June 30, 2005 as compared to three and six months ended June 30, 2004.

      Net sales for the quarter ended June 30, 2005 were $58.1 million as compared to $63.0 million for the quarter ended June 30, 2004, a decrease of $4.9 million or 7.7%. The decrease resulted primarily from the impact of a $4.4 million reduction by a major distributor of its inventory of the Company's products as compared to a $3.8 million increase in the second quarter of 2004. Additional factors contributing to the decline were lower sales of do-it-yourself tile due to the loss of a major home center customer (down 67%), partially offset by higher sales in the manufactured housing category (up 0.9%) and the impact of selling price increases instituted in late 2004 and 2005 (10%).

      Net sales for the six months ended June 30, 2005 totaled $115.7 million as compared to $115.0 million for the same period in the prior year, an increase of $0.7 million or 0.7%. The increase reflects higher sales to the manufactured housing category (up 3.7%) and the impact of selling price increases instituted in late 2004 and 2005 (up 10%) substantially offset by a $3.5 million inventory decrease by a major customer in the first half of 2005 versus a $1.7 million increase in the first half of 2004, lower sales of do-it-yourself tile to the mass merchandiser category (down 59.4%) and lower sales of residential products (down 5.7%).

      Gross profit for the quarter ended June 30, 2005 totaled $13.8 million, or 23.7% of net sales, compared to $16.9 million, or 26.8% of net sales, for the same period last year. The major factor leading to the reduction in gross margin percent was the sharp rise in raw material costs experienced during the fourth quarter of 2004 and continuing into the second quarter of 2005, which reduced margins by 11.5 percentage points of net sales, coupled with a less profitable sales mix (1.1 percentage points of net sales). This was partially mitigated by the 10.0 percentage point increase in selling prices, as well as improved plant efficiencies and cost reduction programs which benefited gross margins by an additional 0.1 percentage point. Gross profit for the six months ended June 30, 2005 was $27.4 million or 23.7% of net sales, compared to $30.4 million, or 26.5% of net sales for the same period in the prior year. The lower gross profit dollars and margin percent reflect the same factors impacting the second quarter 2005.

      Selling, general and administrative expenses were $ 26.1 million for the quarter ended June 30, 2005 as compared to $13.0 million for the quarter ended June 30, 2004, an increase of $13.1 million. The increase in expenses reflects a charge of $15.5 million taken during the second quarter of 2005 in connection with the revised time and cost estimate for completion of the Company's Chapter 11 reorganization. Operating expenses excluding this charge declined by $2.3 million reflecting lower incentive related expenses of $1.0 million and a reduction of $0.9 million in merchandising and sales support related costs. As a percent of net sales, selling, general and administrative costs were 44.9% (18.3% before the asbestos related charge) for the quarter ended June 30, 2005 compared to 20.7% for the same period last year. Selling, general and administrative expenses for the six months ended June 30, 2005 totaled $37.9 or 32.7% of sales as compared to $25.0 million or 21.7% for the same period last year, with the increase due to the asbestos related charge.

      The loss from operations was $12.4 million for the quarter ended June 30, 2005 compared to income of $3.9 million for the quarter ended June 30, 2004. The reduction in operating income was primarily due to the asbestos related charge, together with lower sales and related gross margin dollars. For the six months ended June 30, 2005 loss from operations totaled $10.4 million as compared to income from operations of $5.4 million for the same period in the prior year due to the asbestos related charge and the impact of higher raw material costs.

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

      The Company is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements, which are contained in Item 1 of this Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During the second quarter of 2005, the Company paid $8.5 million in fees (bringing the total year to date spending to $12.9 million) and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At June 30, 2005, Congoleum had $7.5 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will eventually be met, although there can be no assurances to that effect. Congoleum expects to spend a further $16.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.6 million insurance settlement being held as restricted cash). It also expects to spend a further $7.5 million at a minimum in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. The Company currently holds $3.7 million in restricted cash that can be used to offset future coverage cost spending, subject to approval by the Bankruptcy Court. Required expenditures could be materially higher than these estimates.

      As part of the Company's proposed amended plan of reorganization, Congoleum expects that it will also issue a promissory note to the Plan Trust. Under the terms of the proposed amended plan, the original principal amount of the Company Note will be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's plan of reorganization in an amount approximately equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended June 30, 2005, the resulting adjustment amount would be $16.6 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require the Company to make interest payments prior to such note's maturity date.

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

      Unrestricted cash and cash equivalents, including short-term investments at June 30, 2005, were $21.4 million, a decrease of $8.3 million from December 31, 2004. Net cash used by operations during the first six months of 2005 was $5.5 million, as compared to $19.9 million of cash provided by operations in the first half of 2004. The increase in cash used by operations in the first six months of 2005 versus the first six months of 2004 was primarily due to higher inventories, higher asbestos related payments and higher payments of accrued liabilities. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.5 million and $1.2 million at June 30, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, $8.6 million of a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at June 30, 2005. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust formed upon confirmation of its proposed amended plan of reorganization. Working capital was $23.5 million at June 30, 2005, down from $35.3 million at December 31, 2004. The ratio of current assets to current liabilities at June 30, 2005 was 1.3 versus 1.4 at December 31, 2004.

      Capital expenditures for the six months ended June 30, 2005 totaled $2.2 million. The Company is currently planning capital expenditures of approximately $6.0 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2005 with borrowings up to $30.0 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at June 30, 2005. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2005, based on the level of receivables and inventory, $27.4 million was available under the facility, of which $6.0 million was utilized for outstanding letters of credit and $10.1 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its proposed amended plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to that facility's expiration.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although the Company did not generate cash from operations in the first six months of 2005, the Company anticipates that it will generate cash from operations during the balance of 2005. The Company believes that net cash provided by operating activities and borrowings under its financing agreement will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its proposed amended plan of reorganization. The Company's inability to obtain confirmation of its proposed amended plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements. The Company also anticipates it will be able to obtain exit financing upon confirmation of its proposed amended plan although there can be no assurance that such financing will be obtained. Such financing will be required to replace its debtor-in-possession credit facility and permit the Company to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed amended plan of reorganization. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the proposed amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, the contemplated exit financing, when combined with net cash provided from operating activities, may not provide sufficient funds and the Company may not be able to obtain confirmation of and go effective with the proposed amended plan of reorganization.

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

      There can be no assurance that the Company will be successful in obtaining confirmation of its proposed amended plan of reorganization in a timely manner or at all, and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court and the federal District Court could vary significantly from the description set forth in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the contemplated proposed plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Confirmation of Congoleum's plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to pay accrued interest and other obligations upon the plan going effective. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the proposed amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, the Company may be unable to obtain sufficient exit financing, when combined with net cash provided from operating activities, to provide sufficient funds and the Company may not be able to obtain confirmation of and go effective with the proposed amended plan of reorganization.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through the amended plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the Company's and ABI's lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers, (x) the extent to which the Company is able to obtain reimbursement for costs of the coverage litigation, and (xi) compliance with the Bankruptcy Code, including Section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 and early 2005 increased significantly and recent industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to an explosion at a large resin plant in 2004 that destroyed the plant. Although the Company has been able to obtain sufficient supplies of specialty resin, there can be no assurances that it may not have difficulty in the future, particularly if global supply conditions deteriorate.

      The Company believes that suitable alternative suppliers are available for substantially all of its raw material requirements, although quantities of certain materials available from alternative suppliers may be in limited supply and production trials may be required to qualify new materials for use. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing efforts to develop new sources of supply would be successful in avoiding a material adverse effect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

      ABI owns a majority (approximately 55% as of December 31, 2004) of the outstanding shares of the Company's common stock, representing a 70.1% voting interest. As a result, ABI can elect all of the Company's directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of the Company's assets, any matters submitted to a vote of the Company's stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, the selection and tenure of the Company's Chief Executive Officer, payment of dividends with respect to common stock or other equity securities and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for the Company's common stock. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

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

      (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the last quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings: The information contained in Note 5 "Environmental and Other Liabilities" and Note 6 "Asbestos Liabilities" of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
              None

      Item 3. Defaults Upon Senior Securities: The commencement of the
              Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004 and February 1, 2005 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $13.0 million. As of June 30, 2005, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $1,022,000 of accrued interest on the interest due but not paid on February 1, 2004, August 1, 2004 and February 1, 2005 are included in "Liabilities Subject to Compromise."

      Item 4. Submission of Matters to a Vote of Security Holders: None

      Item 5. Other Information: None

      Item 6. Exhibits:

      (a)   Exhibits

       Exhibit
       Number     Exhibits
       ------     --------

          3.1     Amended Certificate of Incorporation of the Company

          3.2     Amended and Restated Bylaws of the Company

         10.1 Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company

         10.2 Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies

         10.3 Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London

         10.4 Amendment to the Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

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

                                      CONGOLEUM CORPORATION
                                           (Registrant)


Date: August 11, 2005                 By: /s/ Howard  N. Feist III
                                          ----------------------------
                                              (Signature)

                                      Howard N. Feist III
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial & Accounting Officer)

                                  Exhibit Index

       Exhibit
       Number     Exhibits
       ------     --------

          3.1     Amended Certificate of Incorporation of the Company(1)

          3.2     Amended and Restated Bylaws of the Company(1)

         10.1 Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company

         10.2 Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies

         10.3 Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London

         10.4 Amendment to the Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

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