Form 10-Q
period 2005-09-30
CONGOLEUM CORP
filed 2005-11-14
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 2005
   -----------------------------              --------------------------------

       Class A Common Stock                              3,662,790
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2005
         (unaudited) and December 31, 2004.................................... 3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months ended September 30, 2005 and 2004 (unaudited)........ 4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2005 and 2004 (unaudited)........................ 5

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited).......................................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 40

Item 4.  Controls and Procedures............................................. 41


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 42

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 42

Item 3.  Defaults Upon Senior Securities..................................... 42

Item 4.  Submission of Matters to a Vote of Security Holders................. 42

Item 5.  Other Information................................................... 42

Item 6.  Exhibits............................................................ 43

Signature.................................................................... 44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands, except per share amounts)
                                                                                         September 30,  December 31,
                                                                                             2005           2004
                                                                                          (unaudited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ............................................................   $  17,658      $  29,710
  Restricted cash ......................................................................      11,334         15,682
  Accounts receivable, less allowances of $1,509 and $1,174 as of September 30, 2005
     and December 31, 2004, respectively ...............................................      26,159         17,621
  Inventories ..........................................................................      37,065         39,623
  Prepaid expenses and other current assets ............................................       7,302          5,124
  Deferred income taxes ................................................................      10,678         10,678
-------------------------------------------------------------------------------------------------------------------
       Total current assets ............................................................     110,196        118,438
Property, plant, and equipment, net ....................................................      75,107         79,550
Other assets, net ......................................................................      14,642         14,894
-------------------------------------------------------------------------------------------------------------------
       Total assets ....................................................................   $ 199,945      $ 212,882
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .....................................................................   $   9,583      $  10,296
  Accrued liabilities ..................................................................      22,694         26,395
  Asbestos-related liabilities .........................................................      18,771         21,079
  Revolving credit loan ................................................................      12,595          9,500
  Accrued taxes ........................................................................       1,282          1,670
Liabilities subject to compromise - current ............................................      21,377         14,225
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities .......................................................      86,302         83,165
Asbestos-related
liabilities ............................................................................       2,738          2,738
Deferred income taxes ..................................................................      10,678         10,678
Liabilities subject to compromise - long term ..........................................     135,841        137,290
-------------------------------------------------------------------------------------------------------------------
       Total liabilities ...............................................................     235,559        233,871
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,652,190 shares outstanding as of September 30,  2005 and
   December 31, 2004 ...................................................................          47             47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
   outstanding at September 30, 2005 and December 31, 2004 .............................          46             46
Additional paid-in capital .............................................................      49,106         49,106
Retained deficit .......................................................................     (58,455)       (43,830)
Accumulated other comprehensive loss ...................................................     (18,545)       (18,545)
                                                                                           ---------      ---------
                                                                                             (27,801)       (13,176)
Less Class A common stock held in treasury, at cost; 1,085,760 shares at
   September 30, 2005 and December 31, 2004 ............................................       7,813          7,813
-------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit) ..............................................     (35,614)       (20,989)
                                                                                           ---------      ---------
-------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity ........................................   $ 199,945      $ 212,882
-------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                   ---------------------     -----------------------
                                                     2005         2004          2005         2004
                                                      (In thousands, except per share amounts)

Net sales .....................................    $ 60,507     $ 58,871     $ 176,245     $ 173,822
Cost of sales .................................      47,270       41,812       135,577       126,326
Selling, general and administrative expenses ..      10,556       12,959        48,416        37,961
                                                   --------     --------     ---------     ---------
   Income (loss) from operations ..............       2,681        4,100        (7,748)        9,535
Other income (expense):
   Interest income ............................          91           26           273            26
   Interest expense ...........................      (2,670)      (2,417)       (7,788)       (6,976)
   Other income ...............................         223          212           638           877
                                                   --------     --------     ---------     ---------
   Income (loss) before taxes .................         325        1,921       (14,625)        3,462

Provision for income taxes ....................          --          768            --         1,384
                                                   --------     --------     ---------     ---------


Net income (loss) .............................    $    325     $  1,153     $ (14,625)    $   2,078
                                                   ========     ========     =========     =========

Net income (loss) per common share, basic .....    $   0.04     $   0.14     $   (1.77)    $    0.25
                                                   ========     ========     =========     =========

Net income (loss) per common share, diluted ...    $   0.04     $   0.13     $   (1.77)    $    0.25
                                                   ========     ========     =========     =========

Weighted average number of common shares
    outstanding, basic ........................       8,261        8,260         8,261         8,260
                                                   ========     ========     =========     =========

Weighted average number of common shares
    outstanding, diluted ......................       8,642        8,583         8,261         8,422
                                                   ========     ========     =========     =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ----------------------
                                                                                    2005         2004
                                                                                     (In thousands)

Cash flows from operating activities:
   Net (loss) income .........................................................    $(14,625)    $  2,078
   Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
      Depreciation ...........................................................       8,083        8,126
      Amortization ...........................................................         288          419
      Asbestos-related charge ................................................      15,454           --
      Deferred income taxes ..................................................          --          550
      Changes in certain assets and liabilities:
          Accounts receivable ................................................      (8,538)      (5,009)
          Inventories ........................................................       2,558        1,899
          Prepaid expenses and other assets ..................................         577        3,498
          Accounts payable ...................................................        (712)       8,990
          Accrued expenses ...................................................       3,415       14,526
          Asbestos-related expenses ..........................................     (20,819)      (4,500)
          Asbestos-related expense reimbursements from insurance settlement ..       6,091           --
          Other liabilities ..................................................      (1,838)         504
                                                                                  --------     --------
             Net cash (used in) provided by operating activities .............     (10,066)      31,081
                                                                                  --------     --------
Cash flows from investing activities:
      Capital expenditures ...................................................      (3,640)      (2,246)
      Proceeds from asset retirement .........................................          --           30
                                                                                  --------     --------
             Net cash used in investing activities ...........................      (3,640)      (2,216)
Cash flows from financing activities:
      Net short-term borrowings ..............................................       3,095       (1,594)
      Net change in restricted cash ..........................................      (1,441)      (1,854)
                                                                                  --------     --------
             Net cash provided by financing activities .......................       1,654       (3,448)
                                                                                  --------     --------
Net (decrease) increase in cash and cash equivalents .........................     (12,052)      25,417
Cash and cash equivalents:
   Beginning of period .......................................................      29,710        2,169
                                                                                  --------     --------
   End of period .............................................................    $ 17,658     $ 27,586
                                                                                  ========     ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments as well as provisions to effect its plan to settle asbestos liability) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three and nine months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan. In October 2005, Congoleum sought and obtained an extension of the voting deadline to December 14, 2005 to allow time to address this issue. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

      There can be no assurance that the Company will finalize the terms of a new amended plan by that date, that the Company will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and may file objections to any new amended plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any new amended plan.

      Although the terms of a new amended plan have not been determined, the Company is negotiating amendments and modifications with reference to the terms of the Sixth Plan. Any descriptions of the Sixth Plan provided in these Notes to Unaudited Condensed Consolidated Financial Statements are provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that Congoleum will reach agreement on a new amended plan on or before December 2, 2005.

       The Sixth Plan would leave the Company's non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against the Company. The Sixth Plan provides, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. The Bankruptcy Court has authorized the Company to pay its trade creditors in the ordinary course of business. The Company expects that it will take until some time in the second or third quarter of 2006 at the earliest to obtain confirmation of any new amended plan of reorganization.

      Based on the Sixth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline then assumed in the second quarter of 2005 for anticipated confirmation and as based on the Sixth Plan. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing and obtaining approval of any new amended plan of reorganization could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

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

2.    Recent Accounting Principles:

       Stock Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") provided for a phased-in implementation process for public companies. Based on the Company's year end of December 31, the Company must adopt SFAS No. 123(R) on January 1, 2006.

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

      A reconciliation of consolidated net income (loss), as reported, to pro forma consolidated net income (loss) including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings per share, follows:

                                                For the Three Months        For the Nine Months
                                                 Ended September 30,        Ended September 30,
                                                 2005        2004          2005           2004
                                              ----------  ----------    ----------     ----------
                                                (Dollars in thousands, except per share amounts)
Net income (loss):
  As reported                                 $      325  $    1,153    $  (14,625)    $    2,078
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects           (59)        (57)         (173)          (161)
                                              ----------  ----------    ----------     ----------
  As adjusted                                 $      266  $    1,096    $  (14,798)    $    1,917
                                              ==========  ==========    ==========     ==========
Net ncome (loss) per share:
  As reported basic                           $      .04  $     0.14    $    (1.77)    $     0.25
  Pro forma compensation expense                    (.01)      (0.01)         (.02)         (0.02)
                                              ----------  ----------    ----------     ----------
  Pro forma basic                             $      .03  $     0.13    $    (1.79)    $     0.23
                                              ==========  ==========    ==========     ==========
Net Income / (Loss) per share:
  As reported diluted                         $     0.04  $     0.13    $    (1.77)    $     0.25
  Pro forma compensation expense                   (0.01)      (0.01)        (0.02)         (0.02)
                                              ----------  ----------    ----------     ----------
  As adjusted diluted                         $     0.03  $     0.12    $    (1.79)    $     0.23
                                              ==========  ==========    ==========     ==========

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                            September 30,     December 31,
                                                 2005             2004
                                            -------------     ------------

      Finished goods                        $  28,126         $  32,811
      Work-in-process                           2,041             1,415
      Raw materials and supplies                6,898             5,397
      -----------------------------------------------------------------
      Total inventories                     $  37,065         $  39,623
      -----------------------------------------------------------------

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

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.6 million at September 30, 2005 and at December 31, 2004, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at September 30, 2005 and at December 31, 2004, and are reflected in other noncurrent assets and are considered probable of recovery.

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

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, the Company entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, the Company also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in the Company's rights under its applicable insurance coverage and payments from the Company's insurers for asbestos claims. Under the terms of the Sixth Plan, participants in the Claimant Agreement who vote in favor of the plan agree to forbear from exercising the security interest in and priority rights to distributions from the Collateral Trust. As discussed below, in September 2005 certain asbestos claimants indicated that they are not willing to agree to forbear from exercising their security interest as contemplated by the Sixth Plan. The Company is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the plan. Although the terms of any new amended plan have not been determined, the Company is negotiating amendments and modifications with reference to the terms of the Sixth Plan. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. Under the Sixth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Sixth Plan, which incorporates the forbearance.

      In October 2003, the Company began soliciting acceptances for its proposed pre-packaged plan of reorganization and the Company received the votes necessary for acceptance of the plan in late December 2003. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.

      In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan.

      In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust.

      In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan.

       In October 2005, Congoleum sought and obtained an extension of the voting deadline to December 14, 2005 to allow time to address this issue. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

      There can be no assurance that the Company will finalize the terms of a new amended plan by that date, that the Company will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and may file objections to any new amended plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any new amended plan.

      During 2005, the Company has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims, and is subject to the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion to reconsider the Bankruptcy Court's approval of the settlement with Federal is scheduled to be heard by the Bankruptcy Court on November 21, 2005. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest has paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan goes effective and the Bankruptcy Court approves the transfer of the funds. Court approval of these settlement agreements may be appealed by other insurance carriers who are not party to the agreements, or by other parties. It also is possible that a settling insurer may argue that any new amended plan is not substantially similar to the Sixth Plan and therefore is relieved of its settlement obligation.

      Although the terms of a new amended plan have not yet been determined, the Company is negotiating amendments and modifications with reference to the terms of the Sixth Plan. There can be no assurance that terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that the Company will reach agreement on a new amended plan before December 2, 2005. The following description of the Sixth Plan is provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that the Company will reach agreement on a new amended plan on or before December 2, 2005. The Company expects that it will take until some time in the second or third quarter of 2006 at the earliest to obtain confirmation of any new amended plan of reorganization.

      Under the Sixth Plan and related documents, Congoleum's assignment of insurance recoveries to the Plan Trust is net of costs incurred by Congoleum in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 in excess of $6 million. Furthermore, once insurance recoveries exceed $375 million, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the first $6 million of such costs for which it could not presently seek reimbursement due to the above items of the Sixth Plan. Congoleum also paid

$1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Under the Sixth Plan, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the $1.3 million claims processing fee once insurance recoveries exceed $375 million. There can be no assurance that any future plan will provide for Congoleum to recover any coverage litigation costs or claims processing fees.

      In connection with modifications to the Sixth Plan and certain prior proposed plans and to the Collateral Trust, Congoleum agreed to indemnify the Claimants Counsel and the trustee of the Collateral Trust for all acts relating to the modifications of such plan, and the Collateral Trust made on or after April 1, 2005, including attorneys' fees, up to a maximum of $3 million.

      The Sixth Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand.

      The Sixth Plan provides that the Company will issue a promissory note (the "Company Note") to the Plan Trust. Under the terms of the Sixth Plan, the original principal amount of the Company Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's confirmed Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Company Note. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated during the 90 consecutive day trading period ended September 30, 2005, the resulting adjustment amount would be $14.9 million. Under the terms of the Sixth Plan, interest on the outstanding principal of the Company Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of the Company's outstanding 8-5/8% Senior Notes due 2008 (the "Senior Notes") are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

      Under the terms of the Sixth Plan, all principal on the Company Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Company Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Company Note following an uncured event of default under the Company Note. Events of default under the Company Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the

Senior Notes, the breach by the Company of any covenant or agreement contained in the Company Note which remains uncured 30 days following notice by the Plan Trust to the Company and its controlling shareholder, American Biltrite Inc. ("ABI"), of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and the Company of the breach. The terms of the Company Note would provide that, upon the occurrence of an event of default under the Company Note, the Company and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. If the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default under the indenture governing the Senior Notes, and with regard to other events of default under the Company Note, the Plan Trust may, upon notice to the Company and ABI, declare the aggregate outstanding principal amount of the Company Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Plan Trust's rights to payment under the Company Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and the Company's credit facility, except that regularly scheduled interest payments under the Company Note are expected to be payable by the Company so long as no default or event of default has occurred or is continuing under the indenture governing the Senior Notes or the Company's credit facility.

      The Sixth Plan contemplates that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of the Company's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in the Company, as of the date of the Company Note, as collateral for the Company's obligations under the Company Note. As additional security for the Company Note, the ABI Pledge Agreement and the terms of the Sixth Plan provide that any amounts that the Company would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Sixth Plan or a certain Joint Venture Agreement, entered into in 1992, to which both the Company and ABI are parties (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Sixth Plan, the Company Note and the ABI Pledge Agreement.

      The Company Note, the ABI Pledge Agreement and the Sixth Plan also provide that the Company would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against the Company for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Company Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by the Company will be paid by the Company to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing the Company's obligations under the Company Note until released from such escrow and paid to ABI, as further provided under the Sixth Plan, the Company Note and the ABI Pledge Agreement.

      Under the Sixth Plan, ABI would be permitted to prepay the principal amount of the Company Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and any interest that may have accrued but not yet paid at the time of any principal repayment would be due and payable at the time of the principal repayment. The Company would be obligated to repay ABI for any amounts paid by ABI pursuant to the Company Note, which repayment obligation would by evidenced by a promissory note or notes to be issued by the Company to ABI. Any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Company Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Company Note and with regard to amounts owing and payable pursuant to the Senior Notes and credit facility, except that the right of full subordination with regard to the Senior Notes and credit facility would contain an exception that would allow the Company to make regularly scheduled interest payments to ABI pursuant to any such note so long as no default or event of default has occurred or is continuing under the indenture governing the Senior Notes or the Company's credit facility.

      The Sixth Plan also provides that if ABI prepays the Company Note and ABI sells all or substantially all of the shares of the Company's stock that it holds as of the Principal Adjustment Date during the three-year period following such date, ABI would be obligated to make a contribution to the Plan Trust if the equity value of the Company implied by the price paid to ABI for the shares of the Company's stock exceeded the greater of $2,738,234.75 or 51% of the Company's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of the Company's common stock outstanding as of such date multiplied by the average of the closing trading prices of the Company's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date). In such instance, the Sixth Plan would obligate ABI to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the terms of the Sixth Plan, the Company would be obligated to repay ABI for any amounts paid by ABI to the Plan Trust pursuant to this obligation. In satisfaction of this repayment obligation, the Company would issue a promissory note to ABI in a principal amount equal to the amount of any such payments made by ABI plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Senior Notes and credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the indenture governing the Senior Notes or the Company's credit facility.

      The Sixth Plan provides that the Plan Trust would be able to transfer the Company Note, in whole but not in part, at any time following the Principal Adjustment Date. Upon any transfer of the Company Note, the amounts pledged by ABI and held in escrow by the Plan Trust for ABI's benefit with regard to ABI's indemnity rights discussed above will be paid by the Plan Trust, first, to the Plan Trust in repayment of principal then outstanding on the Company Note together with any accrued but unpaid interest thereon and, second, any amounts remaining would be distributed by the Plan Trust to ABI.

      Under the Sixth Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust. Under the Sixth Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the Sixth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

      While the Company believes that it will be able to negotiate a new amended plan which is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by the Company, are expected to be approximately $12.7 million at a minimum, not including any Additional Principal Amount arising from revaluation of the Company Note, and could be materially higher. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher.

      Based on the Sixth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline then assumed in the second quarter of 2005 for anticipated confirmation and as based on the Sixth Plan. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing and obtaining approval of any new amended plan of reorganization could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of a plan of reorganization and the Plan Trust.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum's excess insurers (the "Coverage Action"). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement ("Insurance Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Insurance Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust. Payment of such fees and expenses are subject to Bankruptcy Court order or approval. The Company does not expect the Insurance Settlement to have a material effect on its financial condition or results of operations. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's previously proposed plans of reorganization and may raise objections to any new amended plan that is proposed.

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the Claimant Agreement is not fair, reasonable or in good faith. Congoleum disputes the allegations and contentions of the excess insurance carriers. In November 2003, the Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum argues, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

      In August 2004, the Court entered a case management order that divides the trial into three phases. A new judge was assigned to the case effective February 23, 2005 and the schedule was modified as a result.

      In February 2005, the Court ruled on a series of summary judgment motions filed by various insurers. The Court denied a motion for summary judgment filed by certain insurers, holding that there were disputed issues of fact regarding whether the Claimant Agreement and other settlement agreements between Congoleum and the claimants had released Congoleum and the insurers from any liability for the asbestos bodily injury claims of the claimants who signed the Claimant Agreement and the other settlement agreements.

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

      The first phase of the trial began on August 2, 2005 and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum. The Company believes, however, that even if the insurers were to succeed in the first phase of the Coverage Action, such result would not deprive individual claimants of the right to seek payment from the insurers who issued the affected insurance policies. Additionally, Congoleum could negotiate settlements with some or all of the signatories to the Claimant Agreement and seek payment from its insurers for such settlements. Such result would not preclude the Company from attempting to amend the Claimant Agreement and thereafter seek recovery under the Claimant Agreement as amended; moreover, the Company does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of its plan of reorganization.

      The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial will address bad faith punitive damages, if appropriate.

      In March 2005, the Company filed a motion in the Bankruptcy Court asking the Bankruptcy Court to vacate its prior order lifting the automatic stay in bankruptcy to permit the Coverage Action to proceed. The Company requested that the Coverage Action proceedings be stayed until the Company has completed its plan confirmation process in the Bankruptcy Court. A hearing on the Company's motion was held in April 2005 and the motion was denied.

      In October 2005, a federal appeals court ruled that the law firm of Gilbert Heintz & Randolph, which had been acting as the Company's insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, Gilbert Heintz & Randolph has filed a motion to withdraw as coverage counsel and Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by Gilbert Heintz. The retention of Covington & Burling is subject to Bankruptcy Court approval. A Bankruptcy Court hearing on Covington & Burling's retention was held on November 7, 2005 and has been adjourned to November 29, 2005, pending certain additional disclosures requested by the Bankruptcy Court.

      Given the actions of its excess insurance carriers, the Company believes it likely that it would currently have to fund any asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy proceedings, and the Company does not anticipate its future expenditures for defense and indemnity of asbestos-related claims, other than expenditures pursuant to a plan of reorganization, will be significant.

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value of approximately $466 million. In addition, Pre-Existing Settlement Agreements and Trial-Listed Settlement Agreements with claims secured by the Collateral Trust total approximately $25 million. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      The Company's gross liability of approximately $491 million for these settlements and contingent liability for the additional approximately $512 million in unsettled claims is substantially in excess of the total assets of the Company. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At September 30, 2005, the Company estimates the minimum remaining amount of the contributions and costs to be $12.7 million, of which it has recorded $10.0 million as a current liability and $2.7 million as a non-current liability. These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash, which the Company expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. At September 30, 2005 this liability (comprised of the original settlement plus interest to date, less $6.1 million in reimbursements approved by the bankruptcy court) amounted to $8.7 million and is included in current asbestos-related liabilities. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher.

      The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline then assumed in the second quarter of 2005 for anticipated confirmation and based on the Sixth Plan. Additional charges may be required in the future should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2004 to September 30, 2005:

                                                              Reimbursement
                                                                  From
                          Balance at                Reserve     Insurance   Balance at
     (In thousands)        12/31/04    Spending    Addition    Settlements    9/30/05
                          -----------------------------------------------------------

Reserves
   Current                $  6,550     $ (9,610)    $13,092          --      $ 10,032
   Long-Term                 2,738           --          --          --         2,738

Receivables
   Current                  (1,509)     (11,209)      2,362      $6,091        (4,265)
   Long-Term                (7,300)          --          --          --        (7,300)
                          -----------------------------------------------------------
Net Asbestos Liability    $    479     $(20,819)    $15,454      $6,091      $  1,205
                          ========     ========     =======      ======      ========

Restricted Cash
   Insurance Proceeds     $ 14,530       (6,091)        302          --      $  8,741

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions) for the:

                                 Nine Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                        2005                 2004
                                        ----                 ----

      Beginning balance                $ 2.8                 $ 2.7

      Accruals                           2.5                   4.4

      Charges                           (3.2)                 (4.2)
                                       -----                 -----

      Ending balance                   $ 2.1                 $ 2.9
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

      Liabilities subject to compromise at September 30, 2005 and December 31, 2004 are as follows:

                                                          (In thousands)
                                                   September 30,    December 31,
                                                       2005             2004
--------------------------------------------------------------------------------
Current
Other pre-petition payables and accrued interest    $  21,377       $  14,225

Non-current
Debt (at face value)                                  100,000         100,000
Pension liability                                      15,490          16,936
Other post-retirement benefit obligation                8,067           8,303
Other pre-petition liabilities                         12,284          12,051
                                                    ---------       ---------
--------------------------------------------------------------------------------
Non-current                                           135,841         137,290
--------------------------------------------------------------------------------
Total liabilities subject to compromise             $ 157,218       $ 151,515
                                                    =========       =========
--------------------------------------------------------------------------------

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following:

                                                         (In thousands)
                                                  September 30,   December 31,
                                                      2005           2004
--------------------------------------------------------------------------------

Accrued warranty, marketing and sales promotion      $ 17,864      $ 18,487

Employee compensation and related benefits              3,576         4,735

Other                                                   1,254         3,173
--------------------------------------------------------------------------------

Total accrued liabilities                            $ 22,694      $ 26,395
--------------------------------------------------------------------------------

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of September 30, 2005 (see Note
8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended September 30, 2005 and 2004:

                                                             (In thousands)
                                               Three Months Ended       Three Months Ended
                                               September 30, 2005       September 30, 2004
                                               ------------------       ------------------
                                                            Other                   Other
                                              Pension     Benefits     Pension    Benefits
                                              -------     --------     -------    --------
Components of Net Periodic Benefit Cost:
    Service cost                               $   285     $  46       $   312     $  50
    Interest cost                                1,092       130         1,052       140
    Expected return on plan assets                (976)       --          (842)       --
    Recognized net actuarial loss                  280        15           349        11
    Amortization of transition obligation           (9)       --           (18)       --
    Amortization of prior service cost             (72)      (47)          (72)     (116)
                                               -------     -----       -------     -----
Net periodic benefit cost                      $   600     $ 144       $   781     $  85
                                               =======     =====       =======     =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                           September 30, 2005       September 30, 2004
                                           ------------------       ------------------
                                                       Other                    Other
                                          Pension     Benefits     Pension     Benefits
                                          -------     --------     -------     --------
Discount rate                               6.25%       6.25%        6.25%       6.75%
Expected long-term return on plan assets    7.00%         --         7.00%         --
Rate of compensation increase               4.00%         --         4.00%         --
                                            5.50%                    5.50%

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the nine months ended September 30, 2005 and 2004:

                                                             (In thousands)
                                               Nine Months Ended        Nine Months Ended
                                               September 30, 2005       September 30, 2004
                                               ------------------       ------------------
                                                           Other                    Other
                                              Pension     Benefits     Pension     Benefits
                                              -------     --------     -------     --------
Components of Net Periodic Benefit Cost:
    Service cost                              $   995      $ 138       $   982      $ 150
    Interest cost                               3,280        390         3,212        420
    Expected return on plan assets             (2,738)        --        (2,538)        --
    Recognized net actuarial loss               1,049         45         1,098         33
    Amortization of transition obligation         (45)        --           (54)        --
    Amortization of prior service cost           (216)      (141)         (214)      (348)
                                              -------      -----       -------      -----
Net periodic benefit cost                     $ 2,325      $ 432       $ 2,486      $ 255
                                              =======      =====       =======      =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                           September 30, 2005       September 30, 2004
                                           ------------------       ------------------
                                                       Other                    Other
                                          Pension     Benefits     Pension     Benefits
                                          -------     --------     -------     --------
Discount rate                               6.25%       6.25%        6.25%       6.75%
Expected long-term return on plan assets    7.00%         --         7.00%         --
Rate of compensation increase               4.00%         --         4.00%         --
                                            5.50%                    5.50%

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan. In October 2005, Congoleum sought and obtained an extension of the voting deadline to

December 14, 2005 to allow time to address this issue. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the Plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

      There can be no assurance that the Company will finalize the terms of a new amended plan by that date, that the Company will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and may file objections to any new amended plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any new amended plan.

      Although the terms of a new amended plan have not been determined, the Company is negotiating amendments and modifications with reference to the terms of the Sixth Plan. Any descriptions of the Sixth Plan provided in this Quarterly Report on Form 10-Q are provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that the Company will reach agreement on a new amended plan on or before December 2, 2005. The Company expects that it will take until some time in the second or third quarter of 2006 at the earliest to obtain confirmation of any new amended plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements of approximately $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. Under the terms of the Sixth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Sixth Plan. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Sixth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline then assumed in the second quarter of 2005 for anticipated confirmation and as based on the Sixth Plan. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing and obtaining approval of any new amended plan of reorganization could result in a proceeding that takes longer and is more costly than the Company has estimated.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results - The Company has significant asbestos liability and funding exposure, and any plan of reorganization may not be confirmed" for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through a plan of reorganization.

      Three and nine months ended September 30, 2005 as compared to three and nine months ended September 30, 2004.

      Net sales for the quarter ended September 30, 2005 were $60.5 million as compared to $58.9 million for the quarter ended September 30, 2004, an increase of $1.6 million or 2.7%. The increase resulted primarily from the impact of higher sales to the manufactured housing industry reflecting hurricane-related orders for both mobile homes and RV trailers (up 17.5%) and the impact of price increases taken in late 2004 and early 2005 (up 5.5%) partially offset by lower sales of residential products (down 3.0%), the reduction in inventory by a major customer during the quarter (down 3.0%) and lower sales of do-it-yourself tile to mass merchandisers (down 33%). Net sales for the nine months ended September 30, 2005 totaled $176.2 million as compared to $173.8 million for the same period in the prior year, an increase of $2.4 million or 1.4%. The increase reflects higher sales to the manufactured housing category (up 12.0%) and the impact of selling price increases instituted in late 2004 and 2005 (up 7%) partially offset by lower sales of do-it-yourself tile to the mass merchandiser category (down 36%) and sales of residential products (down 6.0%)

      Gross profit for the quarter ended September 30, 2005 totaled $13.2 million, or 21.9% of net sales, compared to $17.1 million, or 29.0% of net sales, for the same period last year. The major factor leading to the deterioration in gross margin percent was the sharp rise in raw material costs experienced during the second half of 2004 and ongoing through 2005, which reduced margins by 7.5 percentage points of net sales, coupled with a poorer sales mix (3.5 percentage points of net sales) and the unfavorable absorption impact of lower production volumes (1.5 percentage points of net sales). This was partially mitigated by the 5.5 percentage point increase in selling prices. Gross profit for the nine months ended September 30, 2005 was $40.7 million or 23.1% of net sales, compared to $47.5 million, or 27.3% of net sales for the same period in the prior year. The lower gross profit dollars and margin percent reflect higher raw material costs (9 percentage points of net sales) and the unfavorable absorption impact of lower production volumes (2.5 percentage points of net sales) partially offset by higher selling prices (7.0 percentage points of net sales). Raw material costs are expected to remain high in 2005 and until additional capacity becomes available.

      Selling, general and administrative expenses were $10.6 million for the quarter ended September 30, 2005 as compared to $13.0 million for the quarter ended September 30, 2004, a decrease of $2.4 million. The decrease in expenses reflects lower sales support and merchandising expenses of $1.1 million, lower incentive compensation related expenses of $0.6 million and lower insurance costs of $0.5 million. As a percent of net sales, selling, general and administrative costs were 17.4% for the quarter ended September 30, 2005 compared to 22.0% for the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 2005 totaled $48.4 or 27.5% of sales as compared to $38.0 million or 21.8% for the same period last year. The increase in expenses reflects a $15.5 million charge taken during the second quarter of 2005 for reorganization expenses partially offset by the factors outlined for the third quarter of 2005.

      Income from operations was $2.7 million for the quarter ended September 30, 2005 compared to income of $4.1 million for the quarter ended September 30, 2004. The reduction in operating income was a result of the lower gross margin dollars partially offset by lower operating expenses. For the nine months ended September 30, 2005 loss from operations totaled $7.7 million as compared to income from operations of $9.5 million for the same period in the prior year. The decline in income from operations reflected the impact of the reorganization charge and higher raw material costs.

Liquidity and Capital Resources

      The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements, which are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During the third quarter of 2005, the Company paid $7.9 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies, bringing the total year to date spending in connection with these matters to $20.8 million. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At September 30, 2005, Congoleum had $11.6 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum relating to these reimbursable costs and expenses. Congoleum believes this threshold will eventually be met, although there can be no assurances to that effect. Congoleum expects to spend a further $12.7 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.7 million insurance settlement being held as restricted cash). It also expects to spend a further $11.6 million at a minimum in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court. Required expenditures could be materially higher than these estimates.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding 8-5/8% Senior Notes due 2008 (the "Senior Notes") since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes during this period is approximately $18.6 million, including interest on the unpaid interest due. Pursuant to the terms of the Sixth Plan, payment of such accrued interest would be required for such plan to go effective.

      While Congoleum is not yet able to determine the effect, if any, that the terms of any new amended plan of reorganization may have on its liquidity and capital resources, it is the Company's intent to seek plan terms that would not have a materially different impact on its liquidity and capital resources than the terms of the Sixth Plan, although there can be no assurances to that effect. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

      As part of the Sixth Plan, Congoleum expects that it will issue a promissory note (the "Company Note") to the Plan Trust Under the terms of the Sixth Plan, the original principal amount of the Company Note will be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of the Company's plan of reorganization in an amount equal to the excess, if any, of the amount by which 51% of the Company's market capitalization as of that date exceeds $2.7 million, as determined in accordance with the terms of the Sixth Plan. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended September 30, 2005, the resulting adjustment amount would be $14.9 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require the Company to make regularly scheduled interest payments prior to such note's maturity date.

      The Sixth Plan would obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the Sixth Plan and certain prior proposed plans and the collateral trust made on or after April 1, 2005. Congoleum's indemnification obligations in this regard are capped under the Sixth Plan and Plan Trust agreement at $3.0 million. In addition, the Sixth Plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the Sixth Plan, subject to Bankruptcy Court approval of those costs.

      Unrestricted cash and cash equivalents, including short-term investments at September 30, 2005, were $17.7 million, a decrease of $12.1 million from December 31, 2004. Net cash used by operations during the first nine months of 2005 was $10.1 million, as compared to $31.0 million of cash provided by operations in the first nine months of 2004. The increase in cash used by operations in the first nine months of 2005 versus the first nine months of 2004 was primarily due to higher receivables, higher asbestos related payments, higher payments of accrued liabilities, and lower accounts payable. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.6 million and $1.2 million at September 30, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, $8.7 million of a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at September 30, 2005. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust upon confirmation of its plan of reorganization. Working capital was $23.8 million at September 30, 2005, down from $35.3 million at December 31, 2004. The ratio of current assets to current liabilities at September 30, 2005 was 1.3 versus 1.4 at December 31, 2004.

      Capital expenditures for the nine months ended September 30, 2005 totaled $3.6 million. The Company is currently planning capital expenditures of approximately $5.5 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2005 with borrowings up to $30.0 million. A further amendment extending the term to December 31, 2006 has been executed and is subject to Bankruptcy Court approval. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at September 30, 2005. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2005, based on the level of receivables and inventory, $27.0 million was available under the facility, of which $4.4 million was utilized for outstanding letters of credit and $12.6 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of a new amended plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to that facility's expiration.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes that net cash provided by operating activities and borrowings under its financing agreement will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its Sixth Plan. The Company's inability to obtain confirmation of an amended plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements. The Company also anticipates it will be able to obtain suitable exit financing upon confirmation of an amended plan although there can be no assurance that such financing will be obtained. Such financing will be required to replace its debtor-in-possession credit facility and permit the Company to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of an amended plan of reorganization. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of an amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, the contemplated exit financing, when combined with net cash provided from operating activities, may not provide sufficient funds for its and the Company may not be able to obtain confirmation of and go effective with an amended plan of reorganization.

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

The Company has significant asbestos liability and funding exposure, and any plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this Quarterly Report on Form 10-Q, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling approximately $491 million and is aware of additional unsettled claims with a proposed settlement value of approximately $512 million. Satisfaction of this obligation pursuant to the terms of an amended plan of reorganization is dependent on a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

      There can be no assurance that the Company will finalize the terms of a new amended plan by December 2, 2005, the current deadline for the Company to submit a new amended plan and disclosure statement, that the Company will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

      A new amended plan of reorganization and any alternative plan of reorganization pursued by the Company or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the terms of the Sixth Plan. Furthermore, the estimated costs and contributions to effect an amended plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Confirmation of a plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to pay accrued interest and other obligations upon the plan going effective. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of an amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, the Company may be unable to obtain sufficient exit financing, when combined with net cash provided from operating activities, to provide sufficient funds and the Company may not be able to obtain confirmation and effectiveness of an amended plan of reorganization.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the Company's and ABI's lenders, customers, suppliers and other constituencies to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms,
(viii) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by it and the court overruling any objections to the plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers, (x) the extent to which the Company is able to obtain reimbursement for costs of the coverage litigation, and (xi) compliance with the Bankruptcy Code, including Section 524(g). In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know the effects that any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan that may be proposed in the future. To date, the Company has expended significant amounts pursuant to resolving its asbestos liability relating to its Chapter 11 plan of reorganization. To the extent any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to its plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition. As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

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

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print paper. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 and 2005 increased significantly and recent industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to an explosion at a large resin plant in 2004 that destroyed the plant and due to the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not have difficulty in the future, particularly if global supply conditions deteriorate.

      The Company believes that suitable alternative suppliers are generally available for substantially all of its raw material requirements, although quantities of certain materials available from alternative suppliers may be in limited supply and production trials may be required to qualify new materials for use. However, the Company does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to the Company's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company's products. In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources which will provide continuity of supply for its raw material requirements. However, there is no certainty that the Company's maintenance of its raw material inventory or its ongoing efforts to develop new sources of supply would be successful in avoiding a material adverse effect on its business, results of operations and financial condition if it were to realize an extended interruption in the supply of its raw materials.

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

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings: The information contained in Note 1 "Basis of Presentation", Note 5 "Environmental and Other Liabilities" and Note 6 "Asbestos Liabilities" of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

    Item 3. Defaults Upon Senior Securities: The commencement of the Chapter
            11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005 and August 1, 2005 on the Senior Notes. The aggregate amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $17.3 million. As of September 30, 2005, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $1,363,000 of accrued interest on the interest due but not paid in the aggregate on February 1, 2004, August 1, 2004, February 1, 2005 and August 1, 2005 are included in "Liabilities Subject to Compromise."

    Item 4. Submission of Matters to a Vote of Security Holders: None

    Item 5. Other Information: None

    Item 6. Exhibits:

      (a)   Exhibits


       Exhibit
       Number    Exhibits
       ------    --------

         3.1     Amended Certificate of Incorporation of the Company
         3.2     Amended and Restated Bylaws of the Company
        10.1 Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors
        10.2     Form of Nonqualified Stock Option Award Agreement Under
                 the Congoleum Corporation 1995 Stock Option Plan
        31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer
        31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                 Officer
        32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99.1 Sixth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of July 22, 2005
        99.2 Proposed Disclosure Statement with respect to the Sixth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of July 22, 2005
        99.3 Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company
        99.4 Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies
        99.5 Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London
        99.6 Amendment to the Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005
        99.7 Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company
        99.8 Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONGOLEUM CORPORATION
                                            (Registrant)


Date: November 14, 2005                By: /s/ Howard  N. Feist III
                                           ---------------------------------
                                           (Signature)

                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

                                  Exhibit Index

       Exhibit
       Number    Exhibits
       ------    --------

          3.1     Amended Certificate of Incorporation of the Company (1)
          3.2     Amended and Restated Bylaws of the Company (1)
         10.1 Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors
         10.2     Form of Nonqualified Stock Option Award Agreement Under
                  the Congoleum Corporation 1995 Stock Option Plan
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer
         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.1 Sixth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of July 22, 2005 (2)
         99.2 Proposed Disclosure Statement with respect to the Sixth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of July 22, 2005 (2)
         99.3 Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company (3)
         99.4 Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies (3)
         99.5 Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London (3)
         99.6 Amendment to the Confidential Settlement Agreement and Release among Congoleum Corporation, The Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005 (3)
         99.7 Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company
         99.8 Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(2) Incorporated by reference to the exhibit bearing the same description filed with the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 29, 2005.

(3) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.