Form 10-K
period 2005-12-30
CONGOLEUM CORP
filed 2006-03-23
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      As of June 30, 2005, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $13.6 million based on the closing price of $3.91 per share on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 10, 2006, an aggregate of 3,662,790 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Congoleum Corporation's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 9, 2006, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

                             TABLE OF CONTENTS                              Page
                             -----------------                              ----
PART I

ITEM 1.  BUSINESS                                                              4

ITEM 1A. RISK FACTORS                                                         11

ITEM 1B. UNRESOLVED STAFF COMMENTS                                            16

ITEM 2.  PROPERTIES                                                           17

ITEM 3.  LEGAL PROCEEDINGS                                                    18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES                            23

ITEM 6.  SELECTED FINANCIAL DATA                                              25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           39

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          40

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 85

ITEM 9A. CONTROLS AND PROCEDURES                                              85

ITEM 9B. OTHER INFORMATION                                                    85

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   85

ITEM 11. EXECUTIVE COMPENSATION                                               85

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      86

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       86

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               86

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           86

                     Factors That May Affect Future Results

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on the expectations of Congoleum Corporation (the "Company" or "Congoleum"), as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

Item 1. BUSINESS

General

      Congoleum was incorporated in Delaware in 1986, but traces its history in the flooring business back to Nairn Linoleum Co., which began in 1886.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed a new amended plan of reorganization (the "Seventh Plan"). On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed a new amended plan (the "Eighth Plan"). In addition, an insurance company has filed a plan of reorganization (the "CNA Plan") and the Official Committee of Bondholders has also filed a plan (the "Bondholder Plan"). The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for April 27, 2006. . See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through its Web site (www.congoleum.com), as soon as reasonably practicable after being electronically filed with, or otherwise furnished to, the Securities and Exchange Commission. The Company's code of ethics is also posted on its Web site or may be obtained without charge by sending a written request to Mr. Howard N. Feist III of the Company at its office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such function, will also be posted on the Web site.

      As a result of filing its bankruptcy case, the Company is required to file periodically with the Bankruptcy Court certain financial information on an unconsolidated basis for itself and two subsidiaries. This information includes Statements of Financial Affairs, schedules and certain monthly operating reports (in forms prescribed by the Federal Rules of Bankruptcy Procedure). The debtors' informational filings with the Bankruptcy Court, including the Statements of Financial Affairs, schedules and monthly operating reports (collectively, the "Bankruptcy Reports"), are available to the public at the office of the Clerk of the Bankruptcy Court, Clarkson S. Fisher U.S. Courthouse, 402 East State Street, Trenton, NJ 08608. Certain of the Bankruptcy Reports may be viewed at www.njb.uscourts.gov (Case No. 03-51524).

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

Raw Materials

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 and 2005 increased significantly. During that period, there was a tight supply of specialty resins used in flooring, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

Patents and Trademarks

      The Company believes that the Congoleum brand name, as well as the other trademarks it holds, is important to maintaining its competitive position.

      The Company also believes that patents and know-how play an important role in furthering and maintaining competitive position. In particular, the Company utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one competitor is presently able to duplicate.

Distribution

      The Company currently sells its products through approximately 15 distributors providing approximately 86 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers in the United States for the years ended December 31, 2005, 2004 and 2003 totaled $228.8 million, $221.3 million and $211.8 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2005, 2004, and 2003 totaling $8.8 million, $8.2 million, and $8.9 million, respectively.

      The Company's sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. See Note 21 of the Notes to Consolidated Financial Statements for a comparison of quarterly operating results for the years ended December 31, 2005 and 2004. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2005, the backlog of unshipped orders was $6.5 million, compared to $6.4 million at December 31, 2004.

      The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's sales, at least until a suitable replacement is in place. For the year ended December 31, 2005, two customers each accounted for over 10% of the Company's net sales. These customers were its manufactured housing market distributor, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc. Together, they accounted for approximately 67% of the Company's net sales in 2005.

Working Capital

      The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. The Company's credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

      Congoleum expects to spend an additional $19.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization during 2006, which amount is recorded in its reserve for asbestos related liabilities (in addition to the $8.9 million insurance settlement being held as restricted cash). It also expects to spend a further $11.5 million at a minimum in connection with insurance coverage litigation costs. While the Company expects to recover the $11.5 million in future coverage litigation costs and $14.8 million in past costs from insurance settlements upon confirmation of a plan of reorganization, there can be no assurances that the Company will recover such costs. In February 2006, the Bankruptcy Court ordered a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm is expected to appeal from this ruling once an order embodying the ruling has been entered by the Bankruptcy Court. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million. Pursuant to the terms of the Eighth Plan, holders of the Company's 8-5/8% Senior Notes due 2008 (the "Senior Notes") would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of the service providers retained by that law firm, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust. Pending confirmation and effectiveness of the Eighth Plan, the Company anticipates that its existing cash (including restricted cash), cash generated from operations and credit arrangements should be sufficient to fund its operating needs and costs associated with the insurance coverage litigation. The Company further anticipates that its existing cash (including restricted cash), cash generated from operations, credit arrangements and recoveries of costs for the coverage litigation from insurance recoveries upon effectiveness of the Eighth Plan should be sufficient to fund its obligations under the Eighth Plan to pay interest, cash to the Plan Trust, and provide adequate working capital for operations.

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

Research and Development

      The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2005 were $4.3 million, compared to $4.3 million and $3.1 million for the years ended December 31, 2004 and 2003, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. Pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, the Company is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be significant. The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993. In 2005, the Company incurred capital expenditures of approximately $0.3 million for environmental compliance and control facilities.

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

Employees

      At December 31, 2005, the Company employed a total of 833 employees, compared to 875 employees at December 31, 2004.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 500 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement with United Steelworkers of America - Local 547, which expires in May 2008. The Trenton sheet plant has a five-year collective bargaining agreement with United Steelworkers of America - Local 107L, which expires in January 2011. The Marcus Hook plant has a five-year collective bargaining agreement with the United Steelworkers of America - Local 12698-01, which expires in November 2008. The Marcus Hook plant also has a five-year collective bargaining agreement with the Teamsters Union - Local 312, which expires in January 2009. The Finksburg plant has no union affiliation. In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory.

Item 1A. RISK FACTORS

The Company has significant asbestos liability and funding exposure, and its proposed amended plan of reorganization may not be confirmed.

      As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements.

      There can be no assurance that the Company will obtain approval to solicit acceptances for the Eighth Plan, that the Company will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Official Committee of Bondholders. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      The Eighth Plan and any alternative plan of reorganization pursued by the Company or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Eighth Plan contained in this Annual Report on Form 10-K. Furthermore, the estimated costs and contributions to effect the Eighth Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

      Confirmation of a plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Eighth Plan or in connection with the Company's New Jersey state court insurance coverage litigation discussed elsewhere in this report are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation to reimburse coverage litigation costs as expected, the Company may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in the Company not being able to confirm an amended plan of reorganization or have such plan become effective.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and American Biltrite Inc. ("ABI"), the majority stockholder of the Company, to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms,
(viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by it and the court overruling any objections to the Company's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (x) the extent to which the Company is able to obtain reimbursement for costs of the coverage litigation, (xi) compliance with the Bankruptcy Code, including Section 524(g) and (xii) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan of reorganization it may decide to pursue. To date, the Company has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed amended plan of reorganization. To the extent any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to its plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition. As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

      For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in this Annual Report on Form 10-K.

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

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 and 2005 increased significantly. During that period, there was a tight supply of specialty resins used in flooring, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

      The Company currently sells its products through approximately 15 distributors providing approximately 86 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 67% of the Company's net sales for the year ended December 31, 2005 and 70% of the Company's net sales for the year ended December 31, 2004.

Stockholder votes are controlled by ABI; our interests may not be the same as ABI's interests.

      ABI owns a majority (approximately 55% as of December 31, 2005) of the outstanding shares of the Company's common stock, representing a 68.3% voting interest. As a result, ABI can elect all of the Company's directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of the Company's assets, any matters submitted to a vote of the Company's stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, the selection and tenure of the Company's Chief Executive Officer, payment of dividends with respect to common stock or other equity securities and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for us or any other change in control could have an adverse effect on the market price for the Company's common stock. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

      Not applicable.

Item 2. PROPERTIES

      The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, which are described below:

      Location           Owned/Leased             Usage              Square Feet
      --------           ------------             -----              -----------

Finksburg, MD               Owned                  Felt                 107,000
Marcus Hook, PA             Owned             Sheet Flooring          1,000,000
Trenton, NJ                 Owned             Sheet Flooring          1,050,000
Trenton, NJ                 Owned             Tile Flooring             282,000
Mercerville, NJ            Leased            Corporate Offices           55,902

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

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 77% of the hours available on a five-day, three-shift basis in 2005 with the corresponding figure for individual production lines ranging from 43% to 103%.

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

Item 3. LEGAL PROCEEDINGS

      Bankruptcy Proceedings and Asbestos-Related Liabilities: On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents (the "Fourth Plan") with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for April 27, 2006. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos-related liabilities. See Note 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K. The Company filed a motion for stay of such litigation on March 22, 2006. A decision on this motion is expected during April 2006. The motion requests a cessation of such litigation, as the Company believes such litigation constitutes and undue interference with the Company's ongoing reorganization proceedings.

      On March 2, 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("the law firm") as special insurance counsel to the Company. On October 13, 2005, the Court of Appeals for the Third Circuit issued an opinion disqualifying the law firm from serving as counsel to Congoleum.

      On February 7, 2006, the Bankruptcy Court issued an oral decision ordering a disgorgement of fees and certain expenses Congoleum has paid to the law firm. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million. Furthermore, on February 14, 2006, the Bankruptcy Court ordered a service provider retained by the law firm to disgorge all fee related services performed after the petition date. The service provider was specifically ordered to disgorge the sum of $181,000, and Congoleum was directed to investigate whether additional disgorgement or fee recovery is appropriate under various legal theories.

      On December 3, 2005, the Company commenced an omnibus action (the "Omnibus Avoidance Action") by filing in the Bankruptcy Court a Complaint to Avoid Pre-Petition Liens, to Avoid and Recover Preferential Transfers of Property and Fraudulent Transfers of Property Pursuant to 11 U.S.C. ss.ss. 544, 547, 548, 549 and 550, and to Disallow Claims Pursuant to 11 U.S.C. ss. 502(d) against (a) Arthur J. Pergament, in his capacity as Collateral Trustee; (b) Joseph F. Rice and the law firm of Motley Rice LLC; (c) Perry Weitz and the law firm of Weitz & Luxenberg, P.C.; and (d) those holders of secured asbestos claims that did not voluntarily execute an asbestos personal injury claim tolling agreement.

      On March 16, 2005, the Company filed a motion for summary judgment on counts 1 and 2 of its complaint in the Omnibus Avoidance Action seeking to avoid approximately 98% of the pre-petition settlements based on various bankruptcy avoidance theories. The motion remains pending an oral argument has been scheduled for April 10, 2006.

      On December 30, 2005, the Company commenced an action (the "Sealed Avoidance Action" and, together with the Omnibus Avoidance Action, the "Avoidance Actions") by filing under seal a Complaint to Avoid and Recover Fraudulent Transfers of Property Pursuant to 11 U.S.C. ss.ss. 544, 548, 550, the Uniform Fraudulent Transfer Act and Applicable State Law against (a) Arthur J. Pergament, in his capacity as Collateral Trustee; and (b) all holders of secured asbestos claims, including those who voluntarily executed an asbestos personal injury claim tolling agreement. The Sealed Avoidance Action has been stayed and all deadlines tolled until further order of the Bankruptcy Court.

      During 2005, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. On May 13, 2005, Congoleum filed a Motion Pursuant to Bankruptcy Rule 9019 and Bankruptcy Code Section 363 Approving Insurance Settlement Agreement with Certain AIG Companies ("AIG") (the "AIG Settlement"). On June 28, 2005, the Bankruptcy Court approved the AIG Settlement. AIG provided excess liability insurance coverage to Congoleum for asbestos-related claims. Under the terms of the settlement, AIG will pay $103 million over ten years to the Plan Trust. In exchange, Congoleum agreed, among other things, to designate AIG as a Settling Asbestos Insurance Company under the terms of the Company's plan of reorganization, thereby entitling AIG to the benefit of certain injunctions under its plan of reorganization pursuant to Sections 105(a) and 524(g) of the Bankruptcy Code. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims, and is subject to final Bankruptcy Court approval and effectiveness of a plan that contains a Bankruptcy Code ss. 524(g) injunction. An insurer has appealed the approval order granted by the Bankruptcy Court to the District Court where it is pending.

      On June 27, 2005, Congoleum filed a Motion Pursuant to Bankruptcy Rule 9019 and Bankruptcy Code Section 363 Approving Insurance Settlement Agreement with Certain Underwriters at Lloyd's, London ("Lloyd's Underwriters") (the "Lloyd's Settlement"). Lloyd's Underwriters severally subscribed to certain policies of insurance under which Congoleum is an insured (the "London Policies"). Under the terms of the settlement, Lloyd's Underwriters will pay a total of $19.95 million to the Plan Trust and Lloyd's Underwriters and Equitas Limited, Equitas Reinsurance Limited, Equitas Holdings Limited, Equitas Management Services Limited, and Equitas Policyholders Trust Limited (collectively, "Equitas"), solely in their capacity as Lloyd's Underwriters' reinsurer and run-off agent, will be designated as Settling Asbestos Insurance Companies, thereby entitling Lloyd's Underwriters and Equitas to certain injunctions under the Company's plan of reorganization pursuant to Sections 105(a) and 524(g) of the Bankruptcy Code. The settlement is subject to the effectiveness of a plan that contains the Section 524(g) injunction specified in the Lloyd's Settlement.

      On August 4, 2005, Congoleum filed a Motion for Order Pursuant to Bankruptcy Rule 9019 Approving Insurance Settlement Agreement with Federal Insurance Company ("Federal") (the "Federal Settlement"). On October 11, 2005, the Bankruptcy Court approved the Federal Settlement. Federal provided certain liability insurance coverage to Congoleum for asbestos-related claims. Under the terms of the Federal Settlement, Federal will pay $4 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the Federal Settlement agreement goes effective. In exchange, Congoleum agreed, among other things, to designate Federal as a Settling Asbestos Insurance Company, thereby entitling Federal to the benefit of certain injunctions under the Company's plan of reorganization pursuant to Sections 105(a) and 524(g) of the Bankruptcy Code. The Federal Settlement contains a downward adjustment mechanism which will permit to pay a settlement amount less than $4 million if certain market conditions occur. The purpose of the downward adjustment mechanism is to equalize the settlement percentage of Federal's settlement amount to the settlement percentages of other high level excess insurers that are similarly situated to Federal in the Company's bankruptcy cases. The Future Claimants' Representative has appealed the approval order granted by the Bankruptcy Court to the District Court where it is pending.

      On October 6, 2005, Congoleum filed a Motion for Order Pursuant to Bankruptcy Rule 9019 Authorizing and Approving Insurance Settlement Agreement Among Debtors, Plan Trust, Mt. McKinley Insurance Company ("Mt. McKinley") and Everest Reinsurance Company ("Everest") (the "Mt. McKinley and Everest Settlement"). Under the terms of the Mt. McKinley and Everest Settlement, Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan containing a 524(g) injunction becomes effective. In exchange, Congoleum agreed, among other things, to designate Mt. McKinley and Everest as Settling Asbestos Insurance Companies, thereby entitling Mt. McKinley and Everest to the benefit of certain injunctions under the Company's plan of reorganization pursuant to Sections 105(a) and 524(g) of the Bankruptcy Code. The Bankruptcy Court approved the Mt. McKinley and Everest Settlement on November 18, 2005. The Mt. McKinley and Everest Settlement is subject to the effectiveness of a plan of reorganization that contains a Bankruptcy Code Section 524(g) injunction. An insurer and the Future Claimants' Representative have appealed the approval order granted by the Bankruptcy Court to the District Court where it is pending.

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

      The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimates that future costs of the remedy recently selected by EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and the Company.

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total cleanup costs of $1.6 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.3 million is included in non-current liabilities subject to compromise.

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

      The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivable and deemed probable of recovery at December 31 are as follows:

                                                          2005                            2004
                                                          ----                            ----
------------------------------------------------------------------------------------------------------------
(in millions)                                  Liability      Receivable       Liability       Receivable
------------------------------------------------------------------------------------------------------------
Environmental liabilities                        $ 4.3            $ 1.9            $ 4.6           $ 2.1
Asbestos product liability(1)                     28.4             14.8             23.8             8.8
Other                                              1.1              0.3              0.9             0.1
------------------------------------------------------------------------------------------------------------
Total                                            $33.8            $17.0            $29.3           $11.0
============================================================================================================

(1) Asbestos product liability at December 31, 2005 and 2004 reflects the estimated cost to settle asbestos liabilities through an amended plan of reorganization under Chapter 11. This liability at December 31, 2005 includes $8.9 million received in connection with an insurance settlement (recorded as restricted cash), which the Company is required to contribute to a trust. Stated liability pursuant to settlement agreements is in excess of $491 million. The receivable related to asbestos product liability represents amounts paid by the Company for which it is entitled to reimbursement pursuant to the terms of the settlement agreements and related documents. See Note 17 of Notes to Consolidated Financial Statements.

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

               2005                          High                   Low
--------------------------------------------------------------------------------

First Quarter                                $6.49                $5.15
Second Quarter                                5.59                 3.03
Third Quarter                                 5.10                 3.71
Fourth Quarter                                5.45                 2.30

               2004                          High                   Low
--------------------------------------------------------------------------------

First Quarter                                $4.19                $0.75
Second Quarter                                2.75                 1.81
Third Quarter                                 5.40                 2.66
Fourth Quarter                                6.64                 3.70

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

      The Company has not paid any cash dividends in 2005 or 2004 and does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter. The Company's current debtor-in-possession credit facility prohibits payment of cash dividends. Any change in the Company's dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company's plan of reorganization and debt or other agreements, and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deem relevant.

      The number of registered and beneficial holders of the Company's Class A common stock on March 10, 2006 was approximately 1,000. The number of registered and beneficial holders of the Company's Class B common stock on March 10, 2006 was two.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2005:

                                                                                Number of Securities
                                         Number of                                   Remaining
                                       Securities to           Weighted            Available For
                                      be Issued Upon            Average           Future Issuance
                                        Exercise of         Exercise Price          Under Equity
                                        Outstanding         Of Outstanding       Compensation Plans
                                     Options, Warrants     Options, Warrants   (excluding securities
Plan Category                           And Rights            and Rights       reflected in column A)
-------------                           ----------            ----------       ----------------------

                                            (A)                   (B)                   (C)

Equity compensation plans
approved by security holders            672,000                 $2.03                  114,400

Equity compensation plans not
approved by security holders             21,500                 $2.40                   28,500
                                        -------                                        -------

Total                                   693,500                 $2.04                  142,900
                                        =======                                        =======

      On September 21, 1995, the Company established its 1995 Stock Option Plan, as amended (the "1995 Plan"), under which options to purchase up to 800,000 shares of the Company's Class A common stock may be issued to officers and key employees. The 1995 Plan was approved by stockholders. Such options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of the Company's Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

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

      As of December 31, 2005, an aggregate of 400,600 shares of common stock were issuable upon the exercise of outstanding options under the 1995 Plan and 1999 Plan.

Item 6. SELECTED FINANCIAL DATA
        (in thousands, except per share amounts)

                                                                       For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                            2005         2004         2003       2002(1)       2001(1)
                                                            ----         ----         ----       -------       -------
Consolidated Statements of Operations Data:
Net sales ............................................   $ 237,626    $ 229,493    $ 220,706    $ 237,206    $ 218,760
Cost of sales ........................................     183,734      167,844      166,864      179,699      165,683
Selling, general and administrative expenses .........      43,503       47,925       53,206       52,778       48,952
Asbestos-related reorganization charges ..............      25,326        5,000        3,705       17,341           --
------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations ........................     (14,937)       8,724       (3,069)     (12,612)       4,125
Interest expense, net ................................      (9,973)      (9,332)      (8,843)      (8,112)      (7,591)
Other income, net ....................................         760        1,011        1,276        1,543        1,320
------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes and cumulative
  effect of accounting change ........................     (24,150)         403      (10,636)     (19,181)      (2,146)
Provision (benefit) for income taxes .................      (2,575)      (2,545)      (3,874)          92         (506)
------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of
  accounting change ..................................     (21,575)       2,948       (6,762)     (19,273)      (1,640)
Cumulative effect of accounting change ...............          --           --           --      (10,523)          --
------------------------------------------------------------------------------------------------------------------------
Net income (loss) ....................................   $ (21,575)   $   2,948    $  (6,762)   $ (29,796)   $  (1,640)
------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share before
  cumulative effect of accounting change:
       Basic .........................................   $   (2.61)   $    0.36    $   (0.82)   $   (2.33)   $   (0.20)
       Diluted .......................................       (2.61)        0.35        (0.82)       (2.33)       (0.20)
Cumulative effect of accounting change ...............          --           --           --        (1.27)          --
Net income (loss) per common share:
       Basic .........................................   $   (2.61)   $    0.36    $   (0.82)   $   (3.60)   $   (0.20)
       Diluted .......................................       (2.61)        0.35        (0.82)       (3.60)       (0.20)
------------------------------------------------------------------------------------------------------------------------
Average shares outstanding:
       Basic .........................................       8,262        8,260        8,260        8,260        8,260
       Diluted .......................................       8,262        8,498        8,260        8,260        8,260
------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data (at end of period):
Total assets .........................................   $ 207,347    $ 212,882    $ 175,899    $ 203,991    $ 265,413
Total long-term debt .................................          --           --       99,773       99,724       99,674
Liabilities subject to compromise ....................     162,851      151,515           --           --           --
Stockholders' equity (deficit) .......................     (44,960)     (20,989)     (25,777)     (16,078)      25,054

(1) The impact of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") on the Company's financial statements resulted in the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for the twelve months ended December 31, 2002. Had SFAS No. 142 been adopted in 2001, the impact would have been the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for that year.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed a new amended plan (the "Eighth Plan"). In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for April 27, 2006. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      There can be no assurance that the Company will obtain approval to solicit acceptances for the Eighth Plan, that the Company will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eighth Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eighth Plan.

      The Company expects that the terms of the Eighth Plan may be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan and the Bondholder Plan are materially different from the terms of the Eighth Plan, and these plans may also be amended, modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eighth Plan. The Company expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan. Settlement values under the Eighth Plan may differ from values under the Sixth Plan and the Claimant Agreement, which, together with the outcome of the Avoidance Actions, may materially affect the liability associated with the asbestos personal injury claims against Congoleum. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $25.3 million in 2005, to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the this Annual Report on Form 10-K. In addition, please refer to "Risk Factors - The Company has significant asbestos liability and funding exposure, and any plan of reorganization may not be confirmed" contained in Item 1A of this Annual Report on Form 10-K for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through a plan of reorganization.

Year ended December 31, 2005 as compared to year ended December 31, 2004

                                               2005              2004
                                            ---------          ---------
                                              (In thousands of dollars)

Net sales                                   $ 237,626          $ 229,493
Cost of sales                                 183,734            167,844
                                            ---------          ---------
Gross profit                                   53,892   22.7%     61,649   26.9%
Selling, general & administrative expenses     43,503   18.3%     47,925   20.9%
Asbestos-related reorganization charges        25,326              5,000
                                            ---------          ---------
Operating income (loss)                       (14,937)             8,724
Interest expense, net                          (9,973)            (9,332)
Other income, net                                 760              1,011
                                            ---------          ---------
Income (loss) before taxes                    (24,150)               403
Provision for income taxes                     (2,575)            (2,545)
                                            ---------          ---------

Net income (loss)                           $ (21,575)         $   2,948
                                            =========          =========

      Net sales for the year ended December 31, 2005 totaled $237.6 million as compared to $229.5 million for the year ended December 31, 2004, an increase of $8.1 million or 3.5%. The increase in sales resulted primarily from the impact of selling price increases instituted in late 2004 and during 2005 (7% of net sales), and higher shipments to the manufactured housing industry reflecting post-hurricane demand for both manufactured housing and RV homes. This was partially offset by a sales decrease of do-it-yourself tile reflecting the loss of a major mass merchandiser customer coupled with decreased demand for residential sheet products.

      Gross profit for the year ended December 31, 2005 totaled $53.9 million, or 22.7% of net sales, compared to $61.6 million or 26.9% of net sales for the year ended December 31, 2004. The decrease in gross margins was driven by the sharp increase in raw material pricing which increased costs by 8.4% of net sales, a less favorable product mix which reduced gross margin by 2.5% of net sales, and the negative impact of lower production volumes over which to spread fixed manufacturing overhead costs (1.7% of net sales). This was partially mitigated by price increases instituted during late 2004 and 2005 (7.0% of net sales), lower warranty claims expense (0.5% of net sales) and the favorable impact of manufacturing cost reduction programs initiated (1.0% of net sales).

      Selling, general and administrative expenses were $43.5 million for the year ended December 31, 2005 as compared to $47.9 million for the year ended December 31, 2004, a decrease of $4.4 million. As a percent of net sales, selling, general and administrative expenses were 18.3% and 20.9% for the years ended December 2005 and 2004, respectively. Selling, general and administrative expenses were down $4.4 million (2.9% of net sales) reflecting cost savings initiatives instituted in late 2005, including workforce reductions and related benefits ($1.0 million), and the impact of lower unit sales volume on freight and other incentive programs ($3.0 million).

      Asbestos-related charges in 2005 were $25.3 million, compared to $5.0 million in 2004. The Company recorded a charge of $9.9 million in the fourth quarter of 2005 to increase its estimated recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2005 represents the minimum estimated cost that the Company would incur to resolve its asbestos-related liability through the execution of the Company's proposed plan of reorganization. If the Company is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner, actual costs could be significantly higher.

      The Eighth Plan also would require the Company to make contributions to the Plan Trust comprised of approximately $7.7 million in cash, any net recoveries in excess of the Maximum Additional Bondholder Recovery, 3.8 million shares of newly issued Class A Common Stock and a convertible security. The redemption value of the convertible security will be increased one year after confirmation of the plan to the amount, if any, by which 36% of the value of the Company's shares at that time exceeds approximately $2.7 million. No provision has been made for the cost of this possible additional contribution of increased redemption value, which could be material. The Company will adjust its recorded liability should its estimates change. In addition, it is expected that the terms of the convertible security will require the Company to make dividend or interest payments prior to such security's redemption or maturity date.

      Loss from operations was $14.9 million for the year ended December 31, 2005 compared to income of $8.7 million for the same period in the prior year, a decline of $23.6 million. This decline in operating income reflects the charges for asbestos related claims taken in 2005, coupled with lower gross margins, partially offset by reductions in operating expenses.

      Interest income was $0.4 million, which was $0.3 million higher than the prior year reflecting higher cash balances and interest rates. Interest expense increased from $9.4 million in 2004 to $10.4 million in 2005, primarily reflecting the interest accrued on the unpaid interest on its Senior Notes. Due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005 and August 1, 2005 on the Senior Notes.

      The Company recorded a tax benefit of $2.6 million on a loss before income taxes of $24.2 million in 2005, and it also recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This relates primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which the Company has determined may be carried back but were not previously recognized.

Year ended December 31, 2004 as compared to year ended December 31, 2003

                                              2004               2003
                                            --------          ---------
                                              (In thousands of dollars)

Net sales                                   $229,493          $ 220,706
Cost of sales                                167,844            166,864
                                            --------          ---------
Gross profit                                  61,649   26.9%     53,842   24.4%
Selling, general & administrative expenses    47,925   20.9%     53,206   24.1%
Asbestos-related reorganization expenses       5,000              3,705
                                            --------          ---------
Operating income (loss)                        8,724             (3,069)
Interest expense, net                         (9,332)            (8,843)
Other income, net                              1,011              1,276
                                            --------          ---------
Income (loss) before taxes                       403            (10,636)
Provision for income taxes                    (2,545)            (3,874)
                                            --------          ---------

Net income (loss)                           $  2,948          $  (6,762)
                                            ========          =========

      Net sales for the year ended December 31, 2004 totaled $229.5 million as compared to $220.7 million for the year ended December 31, 2003, an increase of $8.8 million or 4%. The increase in sales resulted from the effect of selling price increases initiated during 2004 (2.5%) and higher shipments to the manufactured housing industry partially offset by declines in do-it-yourself tile sales to mass merchandisers and less demand for residential sheet specials.

      Gross profit for the year ended December 31, 2004 totaled $61.6 million, or 26.9% of net sales, compared to $53.8 million or 24.4% of net sales for the year ended December 31, 2003. The increase in gross margins were driven by the impact of the price increase (2.5% of net sales), improvement in product mix due to a high-end residential sheet introduction (1.0% of net sales) coupled with improved manufacturing efficiencies and the impact of cost reduction programs initiated during the second half of 2003 (2.0% of net sales). These factors helped offset sharply higher raw material costs experienced during the second half of the year, which negatively impacted gross margins by 3.1% of net sales. The significant raw material inflation experienced in 2004 is expected to continue into 2005, and will reduce profit margins to the extent it cannot be recovered through price increases.

      Selling, general and administrative expenses were $47.9 million for the year ended December 31, 2004 as compared to $53.2 million for the year ended December 31, 2003, a decrease of $5.3 million. As a percent of net sales, selling, general and administrative expenses were 20.9% and 24.1% for the years ended December 31, 2004 and 2003, respectively. The lower selling, general and administrative expenses reflect the impact of several cost savings initiatives instituted in the second half of 2003, including work force reductions ($2.1 million), and reduced merchandising and sampling expenses reflecting new product launch expenses incurred in 2003 ($4.0 million). These initiatives, coupled with further cost reduction steps taken in the fall of 2004, helped offset the inflationary cost impact of pension / medical benefits and other incentive programs ($2.5 million).

      The Company recorded a charge of $5.0 million during the fourth quarter of 2004 to increase its estimated recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2004 represents the then minimum estimated cost that the Company would incur to resolve its asbestos-related liability through the execution of the Company's then proposed plan of reorganization.

      Income from operations was $8.7 million for the year ended December 31, 2004 compared to a loss of $3.1 million for the same period in the prior year, an improvement of $11.8 million. This improvement in operating income reflects higher sales and margins coupled with reductions in operating expenses.

      Interest income was unchanged at $0.1 million for the years ended December 31, 2004 and 2003, respectively. Interest expense increased from $8.9 million in 2003 to $9.4 million in 2004, primarily reflecting the interest accrued on the unpaid interest due on the Senior Notes. Due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes.

      The Company recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This relates primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which the Company has determined may be carried back but were not previously recognized.

Liquidity and Capital Resources

      The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K, for a discussion of the Company's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During 2005, the Company paid $27.2 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2005, Congoleum had $14.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when Congoleum or the Plan Trust receives funds from insurance settlements or other sources. There can be no assurances that these reimbursements will be received, or that the terms providing for such reimbursements will not be modified. Congoleum expects to spend a further $19.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities in addition to the $8.9 million insurance settlement being held as restricted cash. It also expects to spend a further $11.5 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes during this period is approximately $19.0 million, including interest on the unpaid interest due. In February 2006, the Bankruptcy Court ordered a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm is expected to appeal from this ruling once an order embodying the ruling has been entered by the Bankruptcy Court. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million. Pursuant to the terms of the Eighth Plan, holders of the Senior Notes would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). There can be no assurance that the Plan, which is ultimately confirmed, will provide for such interest forgiveness. Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust.

      Pursuant to the terms of the Eighth Plan, Congoleum is to make a cash contribution of approximately $7.7 million to the Plan Trust when the plan goes effective. The Eighth Plan also provides that the maturity of the Senior Notes will be extended by three years from August 2008 to August 2011. There can be no assurance that the plan which is ultimately confirmed, will provide for such maturity extension.

      As part of the Eighth Plan, Congoleum expects that it will issue a convertible security (the "New Convertible Security") to the Plan Trust. Under the terms of the Eighth Plan, the New Convertible Security means either shares of preferred stock or convertible promissory notes to be issued by reorganized Congoleum and contributed to the Plan Trust on the effective date of the Eight Plan in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it shall have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount, if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of the plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of the effective date of the plan of reorganization and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of the effective date of the plan of reorganization; (iv) a mandatory redemption on the fifteenth anniversary of the effective date of the plan of reorganization if not redeemed earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Class A Common Stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan. Although the earliest redemption or repayment date for the New Convertible Security does not occur until its tenth anniversary of issuance, this obligation may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the New Convertible Security will require the Company to make regularly scheduled dividend or interest payments prior to such instrument's redemption or maturity date.

      Unrestricted cash and cash equivalents, including short-term investments at December 31, 2005, were $24.5 million, a decrease of $5.2 million from December 31, 2004. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.7 million and $1.2 million at December 31, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, $8.9 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2004. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $28.0 million at December 31, 2005, down from $35.3 million one year earlier. The ratio of current assets to current liabilities at December 31, 2005 was 1.3 to 1.0, compared to 1.4 to 1.0 at December 31, 2004. The ratio of debt to total capital at December 31, 2005 was 0.48 to 1.0 compared to 0.47 to 1.0 at December 31, 2004. Net cash provided by operations during the year ended December 31, 2005 was $1.6 million, as compared to net cash provided by operations of $31.1 million in 2004. Net cash from operations decreased from 2004 to 2005 due to a decline in operating results, lower accrued expenses and the non-recurrence of the one time benefit realized in 2004 from the resumption of normal trade credit which had contracted at the end of 2003.

      Capital expenditures in 2005 totaled $4.3 million. The Company is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2005. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2005, based on the level of receivables and inventory, $16.8 million was available under the facility, of which $4.4 million was utilized for outstanding letters of credit and $9.4 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if the Company's plan of reorganization is not confirmed before that time.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

      The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against the Company.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company generated $1.6 million in cash from operations in 2005 (as more fully discussed above), which includes the benefit of $9.9 million of accrued but unpaid interest on long-term debt. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future. To meet the funding obligations under the Eighth Plan, the Company anticipates it will need to obtain the contemplated forgiveness of $10 million of interest on the Senior Notes and obtain reimbursement for any unreimbursed coverage litigation costs. Actual sources and uses of funds to consummate the effectiveness of the Eighth Plan or any other plan may differ from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves the Company with sufficient liquidity that further reorganization will not be needed. The Company's inability to obtain confirmation of the Eighth Plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements.

      The following table summarizes the Company's contractual obligations, adjusted for terms of the Eighth Plan, for future principal and interest payments on its debt, future minimum rental payments on its non-cancelable operating leases, future minimum pension plans and OPEB funding and obligations to the Plan Trust pursuant to the Eighth Plan at December 31, 2005. The Company does not have payment obligations under capital leases or long-term purchase contracts.

                             Payments due by Period
                            (In thousands of dollars)

                                                                                                                   2011 and
                                  Total          2006          2007         2008         2009          2010       Thereafter
                              -----------------------------------------------------------------------------------------------

Long-term debt(1)                $100,000           ---          ---          ---          ---           ---       $100,000

Interest on long-term debt(1)      59,157       $19,612      $ 8,628      $ 8,628      $ 8,628       $ 8,628          5,033

Operating leases                   11,758         2,637        2,625        2,428        2,229         1,839            ---

Pension plans funding(2)           53,591         4,848        4,923        4,993        5,132         5,285         28,410

OPEB funding(3)                     6,890           481          539          594          605           661          4,010

Contribution to Trust(4)            7,658         7,658          ---          ---          ---           ---            ---

Principal and dividends or
   interest on New
   Convertible Security to
   Plan Trust(4)                    5,198           ---          246          246          246           246          4,214
                              -----------------------------------------------------------------------------------------------
                                 $244,252       $35,236      $16,961      $16,889      $16,840       $16,659       $141,667
                              ===============================================================================================

(1) The principal and interest payments assume Congoleum's reorganization plan is effective as of December 31, 2006 and that $10 million of interest during the pendency of the reorganization is forgiven, and the maturity date of the Senior Note is extended by three years, as contemplated in the Eighth Plan.

(2) The projected pension plans funding was actuarially determined using the following assumptions: i) current funding laws remain unchanged, ii) there are no gains or losses for 2006 and later, iii) the discount rates used for the projection are the same as the rates used for the pension valuations as of December 31, 2005 (see Note 11 of Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K), and iv) for years after 2011, projected contributions are assumed to increase with inflation.

(3) Congoleum's other post employment benefit plan is an unfunded plan. Funding requirements each year are assumed to approximate the expenses for each year (see Note 11 of Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

(4) Payments of cash, principal and dividends or interest to the Plan Trust assume Congoleum's Eighth Plan is effective December 31, 2006 and do not include any additional principal or dividends or interest thereon resulting from any adjustments to the New Convertible Security upon the one year anniversary of the plan effective date.

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

Asbestos Liabilities - As discussed in Notes 1 and 17 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2005, the Company paid $27.2 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2005, Congoleum had $14.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when Congoleum or the Plan Trust receives funds from insurance settlements or other sources. There can be no assurances that these reimbursements will be received or that the terms providing for such reimbursements will not be modified. Congoleum expects to spend a further $19.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.9 million insurance settlement being held as restricted cash). It also expects to spend a further $11.5 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court. Required expenditures could be materially higher than these estimates.

      The Company expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of the Company itself. The Company does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

      In light of its bankruptcy filing and proposed plan of reorganization, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. The Company estimates the minimum remaining amount of the contributions and costs to be $19.5 million, which it has recorded as a current liability. These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash, which the Company expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. At December 31, 2005 this liability (comprised of the original settlement plus interest to date, less $6.1 million in reimbursements approved by the Bankruptcy Court) amounted to $8.9 million and is included in current asbestos-related liabilities. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher.

      The Company will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to the Company's earnings in future periods.

      Inventories - Inventories are stated at the lower of LIFO cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

      Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income. At December 31, 2005, the Company has provided a 100% valuation allowance for its net deferred tax assets.

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

      The most significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. For 2005, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%. The assumed long-term rate of return on assets is applied to the value of plan assets which produces the expected return on plan assets that is included in determining pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses ($23.4 million loss at December 31, 2005) will ultimately be recognized as an adjustment to future pension expense.

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2005, the Company determined this rate to be 6.0%.

      The Company accounts for its post-retirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions," which requires that amounts recognized in financial statements be determined on a actuarial basis. These amounts are projected based on the January 1, 2004 SFAS No. 106 valuation and the 2005 year-end disclosure assumptions, including a discount rate of 6.0% and health care cost trend rates of 10% in 2005 reducing to an ultimate rate of 5% in 2011.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of December 31, 2005 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

                                                                                   December 31,  December 31,
                                                                                       2005          2004
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $  24,511    $  29,710
  Restricted cash ...............................................................      11,644       15,682
  Accounts receivable, less allowances
    of $1,142 and $1,174 as of December 31, 2005 and 2004, respectively .........      17,092       17,621
  Inventories ...................................................................      34,607       39,623
  Prepaid expenses and other current assets .....................................      20,139        5,124
  Deferred income taxes .........................................................      16,735       10,678
-----------------------------------------------------------------------------------------------------------
      Total current assets ......................................................     124,728      118,438
Property, plant, and equipment, net .............................................      73,207       79,550
Other assets, net ...............................................................       9,412       14,894
-----------------------------------------------------------------------------------------------------------
      Total assets ..............................................................   $ 207,347    $ 212,882
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..............................................................   $  11,769    $  10,296
  Accrued liabilities ...........................................................      23,072       26,395
  Asbestos-related liabilities ..................................................      28,369       21,079
  Revolving credit loan .........................................................       9,404        9,500
  Accrued taxes .................................................................         107        1,670
Liabilities subject to compromise - current .....................................      23,990       14,225
-----------------------------------------------------------------------------------------------------------
     Total current liabilities ..................................................      96,711       83,165
Asbestos-related liabilities ....................................................          --        2,738
Deferred income taxes ...........................................................      16,735       10,678
Liabilities subject to compromise - long term ...................................     138,861      137,290
-----------------------------------------------------------------------------------------------------------
    Total liabilities ...........................................................     252,307      233,871
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized;
    4,736,950 shares issued and 3,662,790 shares outstanding as of
    December 31, 2005 and 4,736,950 shares issued and 3,651,590 shares
    outstanding at December 31, 2004 ............................................          47           47
Class B common stock, par value $0.01; 4,608,945 shares authorized,
    issued and outstanding at December 31, 2005 and 2004, respectively ..........          46           46
Additional paid-in capital ......................................................      49,126       49,106
Retained deficit ................................................................     (65,405)     (43,830)
Accumulated other comprehensive loss ............................................     (20,961)     (18,545)
                                                                                     --------     --------
                                                                                      (37,147)     (13,176)
Less Class A common stock held in treasury, at cost; 1,074,560 shares at
   December 31, 2005 and 1,085,760 shares at December 31, 2004 ..................       7,813        7,813
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit) .......................................     (44,960)     (20,989)
-----------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit) .......................   $ 207,347    $ 212,882
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                           For the years ended
                                                                               December 31,
                                                                      2005         2004         2003
                                                                      ----         ----         ----
-------------------------------------------------------------------------------------------------------

Net sales ......................................................   $ 237,626    $ 229,493    $ 220,706
Cost of sales ..................................................     183,734      167,844      166,864
Selling, general and administrative expenses ...................      43,503       47,925       53,206
Asbestos-related reorganization charges ........................      25,326        5,000        3,705
-------------------------------------------------------------------------------------------------------

         Income (loss) from operations .........................     (14,937)       8,724       (3,069)
Other income (expense):
     Interest income ...........................................         438          114           63
     Interest expense ..........................................     (10,411)      (9,446)      (8,906)
     Other income ..............................................       1,064        1,285        1,343
     Other expense .............................................        (304)        (274)         (67)
-------------------------------------------------------------------------------------------------------

         Income (loss) before income taxes .....................     (24,150)         403      (10,636)
         Benefit for income taxes ..............................      (2,575)      (2,545)      (3,874)
-------------------------------------------------------------------------------------------------------

         Net income (loss) .....................................   $ (21,575)   $   2,948    $  (6,762)
-------------------------------------------------------------------------------------------------------

         Net income (loss) per common share
               Basic ...........................................   $   (2.61)   $    0.36    $   (0.82)
               Diluted .........................................       (2.61)        0.35        (0.82)
-------------------------------------------------------------------------------------------------------
         Weighted average number of common shares outstanding
               Basic ...........................................       8,262        8,260        8,260
               Diluted .........................................       8,262        8,498        8,260

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (dollars in thousands)

                                                                        Accumulated                  Total
                               Common Stock    Additional                  Other                 Stockholders'
                               Class  Class     Paid-in    Retained   Comprehensive   Treasury       Equity       Comprehensive
                                 A      B       Capital     Deficit        Loss        Stock       (Deficit)      Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 ..   $47    $46      $49,105   $(40,016)     $(17,447)     $(7,813)     $(16,078)
Minimum pension liability
  adjustment ................    --     --           --         --        (2,937)          --        (2,937)       $ (2,937)
Net loss ....................    --     --           --     (6,762)           --           --        (6,762)         (6,762)
                                                                                                                    -------
Net comprehensive loss ......                                                                                      $ (9,699)
                                                                                                                   ========
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003 ..    47     46       49,105    (46,778)      (20,384)      (7,813)      (25,777)
Exercise of option ..........    --     --            1         --            --           --             1
Minimum pension liability
  adjustment ................    --     --           --         --         1,839           --         1,839        $  1,839
Net income ..................    --     --           --      2,948            --           --         2,948           2,948
                                                                                                                   --------
Net comprehensive income ....                                                                                      $  4,787
                                                                                                                   ========
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004 ..    47     46       49,106    (43,830)      (18,545)      (7,813)      (20,989)
Exercise of option ..........    --     --           20         --            --           --            20
Minimum pension liability
  adjustment ................    --     --           --         --        (2,416)          --        (2,416)       $ (2,416)
Net loss ....................    --     --           --    (21,575)           --           --       (21,575)        (21,575)
                                                                                                                   --------
Net comprehensive loss ......                                                                                      $(23,991)
                                                                                                                   ========
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005 ..   $47    $46      $49,126   $(65,405)     $(20,961)     $(7,813)     $(44,960)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                              For the years ended
                                                                                   December 31,
---------------------------------------------------------------------------------------------------------
                                                                          2005        2004        2003
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss) ..............................................   $(21,575)   $  2,948    $ (6,762)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating  activities:
              Depreciation ..........................................     10,617      10,883      11,149
              Amortization ..........................................        385         545         612
              Asbestos-related charge ...............................     25,326       5,000       3,705
              Deferred income taxes .................................         --          --        (882)
              Changes in certain assets and liabilities:
                 Accounts and notes receivable ......................        529      (4,061)      3,473
                 Inventories ........................................      5,016       5,372       5,730
                 Prepaid expenses and other current assets ..........     (3,160)      2,340       1,920
                 Accounts payable ...................................      1,473       5,752     (10,103)
                 Accrued liabilities ................................      6,393      16,142      (8,366)
                 Asbestos-related liabilities .......................    (27,220)    (10,754)    (21,233)
                 Asbestos-related expense reimbursements from
                   insurance settlement .............................      6,091          --       2,466
                 Other liabilities ..................................     (2,315)     (3,102)     (1,664)
---------------------------------------------------------------------------------------------------------
              Net cash provided by (used in)
                 operating activities ...............................      1,560      31,065     (19,955)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
            Capital expenditures, net ...............................     (4,274)     (3,428)     (4,628)
            Proceeds from sale of retired assets ....................         --          30          --
---------------------------------------------------------------------------------------------------------
              Net cash used in investing activities .................     (4,274)     (3,398)     (4,628)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
            Net short-term borrowings ...............................        (97)       (732)     10,232
            Net change in restricted cash ...........................     (2,408)        605      (1,757)
            Proceeds from exercise of options .......................         20           1          --
---------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities ...     (2,485)       (126)      8,475
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ................     (5,199)     27,541     (16,108)
Cash and cash equivalents:
            Beginning of year .......................................     29,710       2,169      18,277
---------------------------------------------------------------------------------------------------------
            End of year .............................................   $ 24,511    $ 29,710    $  2,169
---------------------------------------------------------------------------------------------------------

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents (the "Fourth Plan") with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed a new amended plan of reorganization (the "Seventh Plan"). On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed a plan of reorganization (the "CNA Plan") and the Official Committee of Bondholders has also filed a plan (the "Bondholder Plan"). The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements of these plans for April 27, 2006.

      There can be no assurance that the Company will obtain approval to solicit acceptances for the Eighth Plan, that the Company will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eighth Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eighth Plan.

      The Eighth Plan would resolve all pending and future asbestos claims against the Company. The Eighth Plan provides, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect the Company from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. The Eighth Plan would require Congoleum to contribute approximately $7.7 million in cash, 3.8 million newly issued shares of Class A Common stock, and a New Convertible Security to the Plan Trust. In February 2006, the Bankruptcy Court ordered a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm is expected to appeal from this ruling once an order embodying the ruling has been entered by the Bankruptcy Court. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million. Pursuant to the terms of the Eighth Plan, holders of the Company's 8-5/8% Senior Notes due 2008 (the "Senior Notes") would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust. The terms of the Eighth Plan also would extend the maturity of the Senior Notes for three years from August 2008 to August 2011. The Bankruptcy Court has authorized the Company to pay its trade creditors in the ordinary course of business. The Company expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of the Eighth Plan.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $25.3 million in 2005, to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

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

Revenue Recognition - Revenue is recognized when products are shipped and title has passed to the customer. Net sales are comprised of the total sales billed during the period less the sales value of estimated returns and sales incentives, which consist primarily of trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses.

Selling, General and Administrative Expenses - Selling, general and administrative expenses are charged to income as incurred. Expenses promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expense amounted to $1.6 million, $1.8 million and $3.3 million for 2005, 2004 and 2003, respectively. General and administrative expenses include such items as officers' salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, purchasing and environmental remediation costs.

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Restricted Cash - Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. At December 31, 2005 and 2004, cash of approximately $2.7 and $1.2 million was restricted under this financing agreement. Additionally, $8.9 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2005.

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

Inventories - Inventories are stated at the lower of LIFO cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

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

Debt Issue Costs - Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2005 and 2004 amounted to $0.8 million and $1.2 million, respectively, net of accumulated amortization of $2.5 million and $2.6 million, respectively, and are included in other non-current assets.

Environmental Remediation - The Company is subject to federal, state and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Note 16).

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

Product Warranties - The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                                         December 31,
                                                 2005        2004        2003
                                                 ----        ----        ----

Beginning balance                                $2.7       $3.1         $2.7

Accruals                                          3.7        5.0          6.8

Charges                                          (4.3)      (5.4)        (6.4)
                                                 -----      -----        -----

Ending balance                                   $2.1       $2.7         $3.1
                                                 ====       ====         ====

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2005, 2004 and 2003 were $0.9 million, $1.9 million, and $1.6 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share - SFAS No. 128, "Earnings Per Share", requires the computation of basic and diluted earnings per share. The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options.

Long-lived Assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. At December 31, 2005, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

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

                                                   For Year Ended December 31,
                                                   ---------------------------
(in thousands, except per share data)              2005       2004        2003
                                                   ----       ----        ----

Net income (loss):
     As reported                                 $(21,575)   $ 2,948    $(6,762)
     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects, pro forma            232        203        208
                                                 --------    -------    -------
     As adjusted                                 $(21,807)   $ 2,745    $(6,970)
                                                 ========    =======    =======

Net income (loss) per share:
     As reported-basic                           $  (2.61)   $  0.36    $ (0.82)
     Pro forma compensation expense                 (0.03)     (0.02)     (0.03)
                                                 --------    -------    -------
     As adjusted-basic                           $  (2.64)   $  0.34    $ (0.85)
                                                 ========    =======    =======

Net income (loss) per share:
     As reported-diluted                         $  (2.61)   $  0.35    $ (0.82)
     Pro forma compensation expense                 (0.03)     (0.02)     (0.03)
                                                 --------    -------    -------
     As adjusted-diluted                         $  (2.64)   $  0.33    $ (0.85)
                                                 ========    =======    =======

      The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model. A summary of the assumptions used for stock option grants are as follows:

                                                  For Year Ended December 31,
                                           -------------------------------------
                                                2005         2004          2003
                                                ----         ----          ----
                                           -------------------------------------
1995 Stock Option Plan:
      Dividend yield                            0.0%          0.0%          0.0%
      Expected volatility                      92.0%         92.0%         92.0%
      Option forfeiture rate                   10.0%         10.0%         10.0%
      Risk free interest rate                  4.86%         5.02%         3.37%
      Expected lives                       7.0 years     7.0 years     7.0 years

                                                  For Year Ended December 31,
                                           -------------------------------------
                                                2005         2004          2003
                                                ----         ----          ----
                                           -------------------------------------
1999 Stock Option Plan:
      Dividend yield                            0.0%          0.0%          0.0%
      Expected volatility                      92.0%         92.0%         92.0%
      Option forfeiture rate                   10.0%         10.0%         10.0%
      Risk free interest rate                  5.88%         2.38%         2.28%
      Expected lives                       3.0 years     3.0 years     3.0 years

A summary of the weighted average fair value of option grants are as follows:

                                                     For Year Ended December 31,
                                                    ----------------------------
                                                     2005       2004       2003
                                                     ----       ----       ----
                                                    ----------------------------

Fair value of option grants under the 1995 Plan     $5.74      $1.94      $0.36
Fair value of option grants under the 1999 Plan     $4.14      $2.60      $0.75

New Accounting Standards

      In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all shared-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock option expense, as is the Company's practice under SFAS 123, will not be permitted after 2005. The Company plans to follow the "modified prospective" method of adoptions of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the "modified retrospective" method which would entail restatement of previously published earnings. The Company will adopt SFAS 123R as required on January 1, 2006.

      As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company's results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The future impact of SFAS 123R is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the disclosure in the pro forma net earnings and earnings per share above.

      In November 2004, the FASB issued SAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company's results of operations and financial position.

Reclassifications - Certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current year's presentation.

3. Inventories:

      A summary of the major components of inventories is as follows (in thousands):

                                               December 31,       December 31,
                                                   2005               2004
--------------------------------------------------------------------------------

Finished goods                                    $25,548            $32,811
Work-in-process                                     1,497              1,415
Raw materials and supplies                          7,562              5,397
--------------------------------------------------------------------------------
Total inventories                                 $34,607            $39,623
--------------------------------------------------------------------------------

      If the FIFO (first in, first out) inventory method, which approximates replacement cost, had been used to value these inventories, they would have been $1,672 higher at December 31, 2005 and $591 lower at December 31, 2004. During 2005 and 2004 certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The effect of the liquidations was to increase cost of sales by $445 in 2005 and decrease cost of sales by $108 in 2004.

4. Property, Plant, and Equipment:

      A summary of the major components of property, plant, and equipment is as follows (in thousands):

                                                  December 31,      December 31,
                                                      2005              2004
--------------------------------------------------------------------------------

Land                                                $   2,931        $   2,930
Buildings and improvements                             46,522           46,257
Machinery and equipment                               183,595          182,162
Construction-in-progress                                4,072            1,430
--------------------------------------------------------------------------------
                                                      237,120          232,779

Less accumulated depreciation                         163,913          153,229
--------------------------------------------------------------------------------
Total property, plant,
     and equipment, net                             $  73,207        $  79,550
--------------------------------------------------------------------------------

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were $0.1 million in 2005, $0.2 million in 2004 and $0.3 million in 2003.

      The amount of approved but unexpended capital appropriations at December 31, 2005 was $1.1 million, substantially all of which is planned to be expended during 2006.

5. Liabilities Subject to Compromise:

      As a result of the Company's Chapter 11 filing (see Notes 1 and 17), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, the Company's accrued interest expense on its Senior Notes is also recorded in liabilities subject to compromise.

Liabilities subject to compromise are as follows (in thousands):

                                                     December 31,   December 31,
                                                         2005           2004
--------------------------------------------------------------------------------
Current
-------
Pre-petition other payables and accrued interest        $ 23,990    $ 14,225

Non-current
-----------
Debt (at face value)                                     100,000     100,000
Pension liability                                         16,871      16,936
Other post-retirement benefit obligation                   8,407       8,303
Pre-petition other liabilities                            13,583      12,051
--------------------------------------------------------------------------------
Total liabilities subject to compromise                 $162,851    $151,515
--------------------------------------------------------------------------------

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

6. Accrued Liabilities:

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                              December 31,          December 31,
                                                  2005                  2004
--------------------------------------------------------------------------------

Accrued warranty, marketing and
      sales promotion                           $19,129               $18,487
Employee compensation and
      related benefits                            3,674                 4,735
Other                                               269                 3,173
--------------------------------------------------------------------------------
Total accrued liabilities                       $23,072               $26,395
--------------------------------------------------------------------------------

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2005 (see Note 5).

7. Debt:

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2005. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2005, based on the level of receivables and inventory, $16.8 million was available under the facility, of which $4.4 million was utilized for outstanding letters of credit and $9.4 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if the Company's plan of reorganization is not confirmed before that time.

      On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005 and February 1, 2006, on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes as of December 31, 2005 is approximately $17.3 million. As of December 31, 2005, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.9 million. These amounts, plus $1.7 million of accrued interest on the interest due but not paid from February 1, 2004, August 1, 2004, February 1, 2005 and August 1, 2005, are included in "Liabilities Subject to Compromise."

8. Other Liabilities:

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2005 (see Note 5).

9. Research and Development Costs:

      Total research and development costs charged to operations amounted to $4.3 million, $4.3 million and $3.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

10. Operating Lease Commitments and Rent Expense:

      The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease.

      Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2005 are as follows (in thousands):

Years Ending:
--------------------------------------------------------------------------------

2006                                                                $  2,637
2007                                                                   2,625
2008                                                                   2,428
2009                                                                   2,229
2010                                                                   1,839
Thereafter                                                                --
--------------------------------------------------------------------------------
Total minimum lease payments                                         $11,758
--------------------------------------------------------------------------------

      Rent expense was $3.8 million, $4.0 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Pensions and Other Postretirement Plans:

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

Obligations and Funded Status:                                     At December 31,

                                                      Pension Benefits        Other Benefits
                                                      ----------------        --------------
(in thousands)                                        2005        2004       2005       2004
---------------------------------------------------------------------------------------------

Change in Benefit Obligation:

  Benefit obligation at beginning of year          $ 71,598    $ 73,243    $ 8,542    $ 9,177
  Service cost                                        1,280       1,293        183        170
  Interest cost                                       4,373       4,263        520        484
  Actuarial (gain) loss                               2,609      (2,736)       212       (760)
  Medicare Rx Subsidy                                    --          --         --        (74)
  Benefits paid                                      (4,615)     (4,465)      (469)      (455)
                                                   ------------------------------------------
Benefit obligation at end of year                  $ 75,245    $ 71,598    $ 8,988    $ 8,542
                                                   ------------------------------------------

Change in Plan Assets:

  Fair value of plan assets at beginning of year   $ 52,708    $ 47,404         --         --
  Actual return on plan assets                        2,791       4,015         --         --
  Employer contribution                               5,086       5,754         --         --
  Benefits paid                                      (4,615)     (4,465)        --         --
                                                   ------------------------------------------
Fair value of plan assets at end of year           $ 55,970    $ 52,708         --         --
                                                   ------------------------------------------

Funded (unfunded) status                           $(19,275)   $(18,891)   $(8,988)   $(8,542)
Unrecognized transition amount                           --         (54)        --         --
Unrecognized net actuarial loss                      23,413      21,209        118        (35)
Unrecognized prior service cost                        (140)       (427)        47       (141)
                                                   ------------------------------------------
Net amount recognized                              $  3,998    $  1,837    $(8,823)   $(8,718)
                                                   ==========================================

Amounts recognized in the balance sheets consist of:

                                                      Pension Benefits        Other Benefits
                                                      ----------------        --------------
(in thousands)                                        2005        2004       2005       2004
---------------------------------------------------------------------------------------------
Accrued benefit cost                               $(17,097)   $(16,936)   $(8,823)   $(8,718)
Intangible asset                                        134         228         --         --
Deferred tax asset                                       --          --         --         --
Accumulated other comprehensive income               20,961      18,545         --         --
                                                   ------------------------------------------
Net amount recognized                              $  3,998    $  1,837    $(8,823)  $(8,718)
                                                   ==========================================

The accumulated benefit obligation for all defined benefit pension plans was $72,841 and $69,416 at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                              December 31,
(in thousands)                                            2005           2004
--------------------------------------------------------------------------------
Projected benefit obligation                             $75,245       $71,598
Accumulated benefit obligation                           $72,841       $69,416
Fair value of plan assets                                $55,970       $52,708

Components of Net Periodic Benefit Cost:

                                                Pension Benefits              Other Benefits
                                        -----------------------------    -----------------------
(in thousands)                            2005       2004       2003      2005     2004     2003
------------------------------------------------------------------------------------------------
Service cost                            $ 1,280    $ 1,293    $ 1,174    $ 183    $ 170    $ 189
Interest cost                             4,373      4,263      4,223      520      484      546
Expected return on plan assets           (3,713)    (3,380)    (2,769)      --       --       --
Recognized net actuarial loss (gain)      1,328      1,447      1,595       59       49       34
Amortization of transition obligation       (54)       (72)       (72)      --       --       --
Amortization of prior service cost         (288)      (285)      (283)    (188)    (462)    (462)
                                        --------------------------------------------------------
Net periodic benefit cost               $ 2,926    $ 3,266    $ 3,868    $ 574    $ 241    $ 307
                                        ========================================================

Additional Information:

                                                         Pension Benefits    Other Benefits
                                                         ----------------    --------------
(in thousands)                                            2005      2004      2005     2004
------------------------------------------------------------------------------------------
Increase in minimum liability included in other
comprehensive income, net of tax benefit                 $2,416   $(1,839)     N/A     N/A

The weighted-average assumptions used to determine benefit obligation as of year-end were as follows:
                                            Pension Benefits      Other Benefits
                                            ----------------      --------------
                                             2005      2004       2005     2004
--------------------------------------------------------------------------------
Discount rate                                6.00%     6.25%      6.00%    6.25%
Rate of compensation increase                5.00%     5.50%       --       --

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

                                                       Pension Benefits                   Other Benefits
                                                ----------------------------        ----------------------------
                                                2005        2004        2003        2005        2004        2003
-----------------------------------------------------------------------------------------------------------------
Discount rate                                   6.25%       6.25%       6.25%       6.25%       6.25%       6.75%
Expected long-term return on plan Assets        7.00%       7.00%       7.00%         --          --          --
Rate of compensation increase                   5.00%       5.50%       5.00%         --          --          --

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

Assumed healthcare cost trend rates as of year-end were as follows:

                                                             December 31,
                                                        -------------------
                                                            2005     2004
                                                        -------------------

Healthcare cost trend rate assumed for next year            10.0%     9.0%
Ultimate healthcare cost trend rate                          5.0%     5.0%
Year that the assumed rate reaches ultimate rate            2011     2010

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                          1 Percentage     1 Percentage
 (in thousands)                                          Point Increase   Point Decrease
 --------------                                          --------------   --------------

Effect on total of service and interest cost components       $ 61             $ 55
Effect on post-retirement benefit obligation                  $647             $591

Plan Assets:

      For the pension plans, the weighted-average asset allocation at December 31, 2005 and 2004, by asset category, are as follows:

                                                         Plan Assets at
                                                          December 31,
                                                     ----------------------
Asset Category:                                       2005            2004
                                                     ----------------------
     Equity securities                                 60%             60%
     Debt securities                                   39%             39%
     Other                                              1%              1%
                                                     ----------------------
Total                                                 100%            100%
                                                     ======================

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

      The primary objective for the plans is to provide long-term capital appreciation through investment in equity and debt securities. The Company's target asset allocation is consistent with the weighted - average allocation at December 31, 2005.

      The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.

Contributions:

      The Company expects to contribute $ 4.9 million to its pension plan and $
0.5 million to its other postretirement plan in 2006.

Estimated Future Benefit Payments:

      The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of 2005.

                                                           Other Benefits
                                                             Projected
                                         Pension            Net Benefit
                   (in thousands)        Benefits            Payments
                   --------------        --------            --------

                        2006             $ 4,848             $  481
                        2007               4,923                539
                        2008               4,993                594
                        2009               5,132                605
                        2010               5,285                661
                      2011-2015           28,410              4,010

Defined Contribution Plan:

      The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 20% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.3 million, $0.7 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12. Income Taxes:

      Income taxes are comprised of the following (in thousands):

                                              For the years ended December 31,
                                            ------------------------------------
                                                2005       2004         2003
--------------------------------------------------------------------------------
Current:
     Federal                                   $(2,680)   $    39    $(3,201)
     State                                         105        183         72
Deferred:
     Federal                                       417     (3,843)      (745)
     State                                        (526)    (1,180)      (437)
     Valuation allowance                           109      2,256        437
--------------------------------------------------------------------------------
Benefit for
     income taxes                              $(2,575)   $(2,545)   $(3,874)
--------------------------------------------------------------------------------

      The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

                                                For the years ended December 31,
                                              ----------------------------------
                                                  2005       2004         2003
------------------------------------------------------------------------------

Statutory federal income tax rate                 34.0%      34.0%       34.0%
State income taxes,
     net of federal benefit                       (0.2)      30.0        (0.4)
Change in valuation allowance                       --      267.5          --
Reorganization costs                             (14.3)        --          --
Benefit of net operating loss                     (9.7)    (991.2)        3.6
Non-deductible, meal and
     entertainment expense                          --       26.1        (1.2)
Other                                              0.9        1.4         0.4
------------------------------------------------------------------------------
Effective tax rate                                10.7%    (632.2)%      36.4%
------------------------------------------------------------------------------

      Deferred taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

                                                   December 31,     December 31,
                                                       2005             2004
                                                  ------------------------------
Deferred tax assets:
     Accounts receivable                              $    121         $    140
Environmental remediation and
     product-related reserves                           12,716           13,943
Postretirement benefit obligations                       3,592            3,693
Tax credit and other carryovers                          9,129            7,221
Other accruals                                           1,251              721

--------------------------------------------------------------------------------
Deferred tax asset                                      26,809           25,718
Valuation allowance                                     (4,688)          (4,577)
--------------------------------------------------------------------------------
Net deferred tax asset                                  22,121           21,141
--------------------------------------------------------------------------------
Deferred tax liability:
     Depreciation and amortization                      (9,971)         (11,876)
     Inventory                                          (1,626)          (2,521)
     Other                                             (10,524)          (6,744)
--------------------------------------------------------------------------------
Total deferred tax liability                           (22,121)        $(21,141)
--------------------------------------------------------------------------------
Net deferred tax asset                                $     --         $     --
--------------------------------------------------------------------------------

      At December 31, 2005 and 2004, the Company had available federal net operating loss carry forwards of approximately $12.7 million and $6.6 million, respectively, to offset future taxable income. The federal loss carry forwards will begin to expire in 2025.

13. Supplemental Cash Flow Information:

      Cash payments for interest were $0.6 million, $0.6 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash refunds for income taxes were $0.0 million, $1.6 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14. Related Party Transactions:

      The Company and its controlling shareholder, American Biltrite Inc. ("ABI"), provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

                                                For the years ended December 31,
                                               ---------------------------------
                                                   2005       2004       2003
--------------------------------------------------------------------------------

Sales made to ABI                                 $   13     $   54     $   57
Sales commissions earned by ABI                      246        215         68
Raw material
     transfers to ABI                                866      1,521      1,996
Computer service
     income earned from ABI                           52         54         75
Material purchases
     from ABI                                      5,628      6,718      7,342
Indemnification
      payments made to ABI                            --         --      2,163
Management fees paid
     to ABI                                          651      1,527        608
--------------------------------------------------------------------------------

      There was nothing due from ABI on December 31, 2005, as compared to $114 thousand on December 31, 2004. Amounts as of December 31, 2005 and 2004 due to ABI totaled $0.6 million and $1.2 million, respectively, and are included in accounts payable and accrued expenses.

15. Major Customers:

      Substantially all the Company's sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

      Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for 28% and 39%, respectively, of the Company's net sales for the year ended December 31, 2005, 26% and 44%, respectively, for the year ended December 31, 2004, and 24% and 41%, respectively, for the year ended December 31, 2003. Mohawk Industries accounted for 31% and 44% of accounts receivable at December 31, 2005 and 2004, respectively, while LaSalle - Bristol Corporation accounted for 24% and 11%, respectively, of accounts receivable at December 31, 2005 and 2004.

16. Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.3 million at December 31, 2005 and $4.6 million at December 31, 2004, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $1.9 million at December 31, 2005 and $2.1 million at December 31, 2004, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimates that future costs of the remedy recently selected by EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and the Company.

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total cleanup costs of $1.6 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.3 million is included in non-current liabilities subject to compromise.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, the Company commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements.

      Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under to the Claimant Agreement and related agreements.

      Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan.

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

      In November 2004, Congoleum filed a modified plan of reorganization and related documents (the "Fourth Plan") with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.

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

      In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and subsequently withdrew the Sixth Plan.

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements of these plans for April 27, 2006.

      There can be no assurance that the Company will obtain approval to solicit acceptances for the Eighth Plan, that the Company will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eighth Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eighth Plan.

      During 2005, the Company entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The Future Claimants' Representative has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the Future Claimants' Representative have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. It also is possible that a settling insurer may argue that the Eighth Plan is not substantially similar to the Sixth Plan and therefore is relieved of its settlement obligation. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. A motion for Bankruptcy Court approval of this settlement is pending.

      The Company expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of the Eighth Plan.

      Under the Eighth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust is net of costs incurred by Congoleum in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Under the Eighth Plan, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the $1.3 million claims processing fee. There can be no assurance that any future plan will provide for Congoleum to recover any coverage litigation costs or claims processing fees.

      The Eighth Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Eighth Plan will pay those claims in full from certain insurance proceeds.

      The Eighth Plan provides that on the effective date of the Eighth Plan, Congoleum will issue a new security (the "New Convertible Security") in the form of either shares of preferred stock or convertible promissory notes and contribute it to the Plan Trust on the effective date of its plan of reorganization in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it will have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount (the "Market Reset Obligation"), if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of its plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of such effective date and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of such effective date; (iv) a mandatory redemption on the fifteenth anniversary of such effective date if not redeemed earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Class A Common Stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and
(v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan.

      Under the Eighth Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust. Under the Eighth Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the Eighth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

      There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $19.5 million at a minimum, not including any Market Reset Obligation arising from revaluation of the New Convertible Security, and could be materially higher.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $25.3 million in 2005, to provide for the estimated minimum costs of completing its reorganization as based on the Eighth Plan. The Company is not yet able to determine the additional costs that may be required to effect the Eighth Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals have been settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of a plan of reorganization and the Plan Trust. In December 2005, the Company commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements.

      Nearly all asbestos-related claims that have been brought against the Company to date allege that various diseases were caused by exposure to asbestos-containing products, including resilient sheet vinyl and tile manufactured by the Company (or, in the workers' compensation cases, exposure to asbestos in the course of employment with the Company). The Company discontinued the manufacture of asbestos-containing sheet products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are non-friable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain non-friable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

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

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the Claimant Agreement is not fair, reasonable or in good faith. Additionally, certain insurers have argued that Congoleum's entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety. Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

      In August 2004, the Court entered a case management order that divided the trial into three phases. A new judge was assigned to the case effective February 23, 2005 and the schedule was modified as a result.

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

      In October 2005, a federal appeals court ruled that the law firm of Gilbert Heintz & Randolph, which had been acting as the Company's insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, Gilbert Heintz & Randolph has filed a motion to withdraw as coverage counsel and, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by Gilbert Heintz & Randolph.

      In or about mid-November 2005, and in early December 2005, certain insurers filed motions for summary judgment on the ground, inter alia, that the decision of the United States Court of Appeals for the Third Circuit reversing the Bankruptcy Court's order approving the retention of the Gilbert Heinz & Randolph firm in In re Congoleum, 426 F.3d 675 (3d Cir. 2005), and/or Congoleum's filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase I issues. Congoleum opposed the motions. The motions were argued on January 10, 2006, and on March 16, 2006 the Court denied the motion for summary judgment.

      In the meantime, the trial has proceeded with additional witnesses appearing on behalf of Congoleum. It is anticipated that Congoleum will complete the presentation of its case in March 2006. At that point, some or all of the insurers have indicated that they will move for a directed verdict in their favor.

      Some insurers contend that, if there is a ruling adverse to Congoleum in the Coverage Litigation, then the insurers will not owe coverage for claims resolved under the Claimant Agreement and/or under other pre-petition settlements. Insurers further contend that such result would also deprive individual claimants who were parties to the Claimant Agreement and other pre-petition settlements of the right to seek payment from the insurers under their insurance policies or from negotiating settlements with some or all of the insurers. Insurers also contend that such result would preclude Congoleum and claimants from agreeing to forbear under or amending the Claimant Agreement and other pre-petition settlements and would preclude claimants from seeking recovery under other claims payment standards, including bankruptcy Trust Distribution Plans (TDPs), or under any amended agreements. Congoleum intends to contest any attempt by the insurers to enlarge or expand upon a Phase 1 ruling that is adverse to Congoleum. However, there can be no assurances of the outcome of these matters.

      The Phase 2 trial will address all remaining coverage issues, including but not limited to trigger and allocation. Discovery is permitted on all issues, except for punitive damages. Pre-trial motions and trial dates for the Phase 2 and Phase 3 trials and discovery for the Phase 3 trial will be addressed by the court after the Phase 1 trial decision.

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

      The Company believes that the Eighth Plan renders moot the issue of whether the Claimant Agreement is insured, and therefore Congoleum has sought a stay of the Coverage Action in order to facilitate a vote on the Eighth Plan and to permit plaintiff groups with pre-petition settlements an opportunity to forbear.

      Payments Related to Asbestos Claims

      The following table sets forth amounts paid to defend and settle claims:

                                                Year Ended        Year Ended
(in millions)                                  December 31,      December 31,
                                                   2005              2004
                                                   ----              ----

Indemnity costs paid by the Company's
      insurance carriers                        $    --           $     --

Indemnity costs paid by the Company             $    --           $     --

Defense costs paid by the Company               $    --           $    0.4

      The amounts shown in the above table do not include non-cash settlements using assignments of insurance proceeds, which amounted to $477 million in 2003. There were no non-cash settlements with assignment of insurance proceeds in the years ended December 31, 2005 and 2004.

      At December 31, 2005, there were no additional settlements outstanding that the Company had agreed to fund other than settlements pursuant to the Claimant Agreement.

      The Company is seeking recovery from its insurance carriers of the amounts it has paid for defense and indemnity, and intends to seek recovery for any future payments of defense and indemnity. In light of the assignment of the rights to its applicable insurance proceeds to the Collateral Trust and the planned reorganization, the Company does not anticipate recovering these costs.

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value in excess of $466 million. In addition, Pre-Existing Settlement Agreements and Trial-Listed Settlement Agreements with claims secured by the Collateral Trust total approximately $25 million. As a result of tabulating ballots on its Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      The Company's gross liability in excess of approximately $491 million for these settlements and contingent liability for the additional approximately $512 million in unsettled claims is substantially in excess of the total assets of the Company. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At December 31, 2005, the Company estimates it will spend a further $19.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.9 million insurance settlement being held as restricted cash). It also expects to spend a further $11.5 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court. Pursuant to the terms of the Eighth Plan, holders of the Company's 8 5/8% Senior Notes would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). In February 2006, the Bankruptcy Court ordered a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm is expected to appeal from this ruling once an order embodying the rule has been entered by the Bankruptcy Court. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million.

      The Company recorded charges aggregating approximately $26 million in prior years and a further approximately $25.3 million in 2005, to provide for the estimated minimum costs of completing its reorganization. Additional charges may be required in the future should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2004 to December 31, 2005:

                                                                                      Spending        Recoveries
                                      Balance at                       Additions       Against           From       Balance at
(in thousands)                         12/31/04   Reclassifications   (Deletions)      Reserve        Insurance      12/31/05
                                  --------------------------------------------------------------------------------------------

Reserves
   Current                             $  6,550         $ 2,738         $22,964        $(12,783)            --        $ 19,469
   Long-Term                              2,738          (2,738)             --              --             --              --

Receivables
   Current                               (1,509)         (7,300)          2,362         (14,437)        $6,091         (14,793)
   Long-Term                             (7,300)          7,300              --              --             --              --

                                  --------------------------------------------------------------------------------------------
Net Asbestos
Liability                              $    479         $    --         $25,326        $(27,220)        $6,091        $  4,676
                                       ========         =======         =======        ========         ======        ========

Restricted Cash
   Insurance Proceeds                  $ 14,530         $    --         $   462        $ (6,091)        $   --        $  8,901
                                       ========         =======         =======        ========         ======        ========

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2003 to December 31, 2004:

                                                                                       Spending     Recoveries
                                   Balance at                        Additions          Against        From         Balance at
(in thousands)                      12/31/03    Reclassifications   (Deletions)         Reserve     Insurance        12/31/04
                                  --------------------------------------------------------------------------------------------

Reserves
    Current                          $ 9,820         $(2,738)        $ 10,222         $(10,754)        $ --        $  6,550
    Long-Term                             --           2,738               --               --           --           2,738

Receivables
    Current                           (3,587)          7,300           (5,222)              --           --          (1,509)
    Long-Term                             --          (7,300)              --               --           --          (7,300)

                                  --------------------------------------------------------------------------------------------
Net Asbestos
Liability                            $ 6,233         $    --         $  5,000         $(10,754)        $ --        $    479

Restricted Cash
   Insurance Proceeds                $    --         $    --         $ 14,530         $     --         $ --        $ 14,530
                                     =======         =======         ========         ========         ====        ========

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

      On March 10, 2005, the Company issued 5,000 options under the 1995 Plan at an exercise price of $5.74 per share. The new options granted under the 1995 Plan will generally vest annually in equal installments over a five-year period beginning on the first anniversary of the date of the grant.

      On July 1, 2004, the Company issued 2,500 options under the 1999 Plan at an exercise price of $2.60 per share. The new options granted under the 1999 Plan will generally vest fully six months from the date of grant.

      On July 1, 2005, the Company issued 2,500 options under the 1999 Plan at an exercise price of $3.91 per share. The new options granted under the 1999 Plan will generally vest fully six months from the date of grant.

      On December 16, 2005, the Company issued 2,000 options under the 1999 Plan at an exercise price of $4.42 per share. The new options granted under the 1999 Plan will generally vest fully six months from the date of grant.

A summary of the Company's 1995 Plan activity, and related information, is as follows:

December 31, 2005:
--------------------------------------------------------------------------------
                                                               Weighted average
                                                      Shares    exercise price
--------------------------------------------------------------------------------
Options outstanding
     beginning of year                                 686,500      $1.99
Options granted                                          5,000       5.74
Options exercised                                      (11,200)      1.81
Options forfeited                                       (8,300)      1.14
                                                      --------      -----
Options outstanding end of year                        672,000      $2.03
--------------------------------------------------------------------------------
Exercisable at end of year                             383,600      $2.03
Weighted average remaining
     contractual life                                6.65 years
Stock options available
     for future issuance                               114,400
================================================================================

================================================================================
December 31, 2004:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                     Shares      exercise price
--------------------------------------------------------------------------------
Options outstanding
     beginning of year                                652,500     $   1.99
Options granted                                        38,500         1.94
Options exercised                                        (400)        2.05
Options forfeited                                      (4,100)        2.05
                                                     --------     --------
Options outstanding
     end of year                                      686,500     $   1.99
--------------------------------------------------------------------------------
Exercisable at end of year                            255,600     $   2.04
Weighted average remaining
     contractual life                               7.63 years
Stock options available
     for future issuance                              111,100
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 2003:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                        Shares   exercise price
--------------------------------------------------------------------------------

Options outstanding
     beginning of year                                  678,500     $   2.09
Options granted                                          28,000         0.36
Options canceled                                             --           --
Options forfeited                                       (54,000)        2.05
                                                       --------     --------
Options outstanding end of year                         652,500     $   1.99
--------------------------------------------------------------------------------
Exercisable at end of year                              127,300     $   2.09
Weighted average remaining
     contractual life                                 8.53 years
Stock options available
  For future issuance                                   145,500
--------------------------------------------------------------------------------

      The weighted average grant date fair value of options granted under the 1995 Plan in 2005, 2004, and 2003 was $5.74, $1.94 and $0.36, respectively.

      The exercise price of options granted under the 1999 Plan and outstanding at December 31, 2005 range from $0.75 to $4.42 per share.

      A summary of the 1999 Plan activity, and related information, is as follows:

--------------------------------------------------------------------------------
December 31, 2005:
--------------------------------------------------------------------------------
                                                                Weighted average
                                                     Shares       Exercise price
--------------------------------------------------------------------------------
Options outstanding
     beginning of year                                17,000           $1.94
Options granted                                        4,500            4.14
Options exercised                                         --              --
Options forfeited                                         --              --
                                                     -------           -----
Options outstanding
     end of year                                      21,500           $2.40
--------------------------------------------------------------------------------
Exercisable at end of year                            17,000           $1.94
Weighted average remaining
     contractual life                               6.68 years
Stock options available for
     future issuance                                  28,500
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 2004:                                             Weighted average
                                                       Shares   Exercise price
--------------------------------------------------------------------------------
Options outstanding
     beginning of year                                 15,500        $2.17
Options granted                                         2,500         2.60
Options exercised                                          --           --
Options forfeited                                      (1,000)        7.19
                                                      -------        -----
Options outstanding
     end of year                                       17,000        $1.94
--------------------------------------------------------------------------------
Exercisable at end of year                             14,500        $1.83
Weighted average remaining
    contractual life                                 7.96 years
Stock options available
    for future issuance                                33,000
--------------------------------------------------------------------------------

================================================================================
December 31, 2003:                                              Weighted average
                                                      Shares     Exercise price
--------------------------------------------------------------------------------
Options outstanding
     beginning of year                                13,000         $2.44
Options granted                                        2,500          0.75
Options canceled                                          --            --
Options forfeited                                         --            --
                                                      ------         -----

Options outstanding end of year                       15,500         $2.17
--------------------------------------------------------------------------------
Exercisable at end of year                            13,000         $2.44$2.54
Weighted average remaining
     contractual life                               8.49 years
Stock options available
     for future issuance                              34,500

      The weighted average grant date fair value of options granted under the 1999 Plan in 2005, 2004, and 2003 was $4.14, $2.60 and $0.75, respectively.

19. Stockholders' Equity:

      Holders of shares of the Company's Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

      In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company's common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the total plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2005. No shares were repurchased during 2005 or 2004. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2005, American Biltrite Inc. owned 151,100 Class A shares and 4,395,605 Class B shares that represented an aggregate 69.4% of the voting interest of the Company.

20. Fair Value of Financial Instruments:

      The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company's long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2005 and 2004. The Company's long-term debt had a book value of $99.9 million and, based on bid prices published by the high yield research group of a major investment bank, a fair market value of $63.5 million at December 31, 2005. The Company's long-term debt had a book value of $99.8 million and a fair market value of $64.0 million at December 31, 2004.

      The fair value of the Company's long-term debt is determined based on bid prices published by the high yield research group of a major investment bank. The fair value of the Company's other financial instruments is determined based on discounted cash flows. Due to the short period over which the cash flows are expected to be realized, the carrying value of the financial instruments approximates the net present value of cash flows and changes in interest rate assumptions would not have a material effect on the calculation.

21. Quarterly Financial Data (Unaudited):

      The following table summarizes unaudited quarterly financial information (in thousands):

                                                                 Year ended December 31, 2005
                                                    ----------------------------------------------------
                                                       First       Second         Third      Fourth
                                                      Quarter     Quarter(1)     Quarter    Quarter(2)
--------------------------------------------------------------------------------------------------------

Net sales                                              $ 57,630    $ 58,108       $60,507   $ 61,381

Gross profit                                             13,661      13,770        13,237     13,224

Net income (loss)                                          (352)    (14,598)(1)       325     (6,950)(2)

Net income (loss) per common share:

       Basic                                           $  (0.04)   $  (1.77)      $  0.04   $  (0.84)

       Diluted                                            (0.04)      (1.77)         0.04      (0.84)
========================================================================================================

                                                               Year ended December 31, 2004
                                                    ----------------------------------------------------
                                                        First       Second    Third     Fourth
                                                       Quarter     Quarter   Quarter   Quarter(3)
--------------------------------------------------------------------------------------------------------

Net sales                                              $ 52,000    $62,951   $58,871   $55,671

Gross profit                                             13,551     16,886    17,059    14,153

     Net income (loss)                                     (435)     1,360     1,153       870(3)

Net income (loss) per common share:

         Basic                                         $  (0.05)   $  0.16   $  0.14   $  0.11

         Diluted                                          (0.05)      0.16      0.13      0.10
========================================================================================================

(1) The second quarter of 2005 includes $15.5 million or $1.87 per share for the effect of the asbestos-related charges described in Notes 1 and 17.
(2) The fourth quarter of 2005 includes $9.9 million or $1.19 per share for the effect of the asbestos-related charges described in Notes 1 and 17.
(3) The fourth quarter of 2004 includes $5.0 million or $0.61 per share for the effect of the asbestos-related charges described in Notes 1 and 17.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Congoleum Corporation

We have audited the accompanying consolidated balance sheets of Congoleum Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                                   /s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2006, except Note 17, as to which the date is March 17, 2006

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

      (b) Changes in Internal Control Over Financial Reporting. There have not been any significant changes in the Company's internal control over financial reporting during the last quarter covered by this annual report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

      On March 17, 2006, Congoleum filed the Eighth Plan. For a description of the Eighth Plan, see Items 1 and 1A of this Annual Report on Form 10-K and Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2006.

Item 11. EXECUTIVE COMPENSATION

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item (except the Equity Compensation Plan Information called for by Item 201(d) of Regulation S-K which is included in Part II hereof) is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 10, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2006.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  (1)   The following financial statements of the Company are included in this report on Form 10-K:

                                                                           Page
                                                                         Numbers
           Consolidated Balance Sheets at December 31, 2005 and 2004        40
           Consolidated Statements of Operations for each of the three
           years ended December 31, 2005, 2004 and 2003                     41
           Consolidated Statements of Changes in Stockholders' Equity
           (Deficit) for each of the three years ended December 31,
           2005, 2004 and 2003                                              42
           Consolidated Statements of Cash Flows for each of the three
           years ended December 31, 2005, 2004 and 2003                     43
           Notes to Consolidated Financial Statements                       44
           Supplementary Data -- Quarterly Financial Data (Unaudited)       96

     (2) The following financial statement schedule is included in this report on Form 10-K:

           Schedule II - Valuation and Qualifying Accounts                  90
           All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (3)   Exhibits

           These exhibits, required to be filed by Item 601 of Regulation S-K, are listed in the Exhibit Index included in this report at pages 87 through 89.

  Exhibit
  Number              Exhibits
  ------              --------
    3.1               Amended Certificate of Incorporation of the Company.
    3.2               Amended and Restated Bylaws of the Company.
    4.1               Registration Rights Agreement, dated as of February 8,
                      1995, by and between the Company and Hillside
                      Industries Incorporated ("Hillside").
    4.2               Indenture, dated as of August 3, 1998, by and
                      between the Company and First Union National
                      Bank, as trustee.
   4.2.1              First Supplemental Indenture, dated as of March
                      28, 2003, between the Company and Wachovia Bank,
                      National Association (as successor to First Union
                      National Bank), as trustee.
   4.2.2              Second Supplemental Indenture, dated as of August
                      7, 2003, between the Company and Wachovia Bank,
                      National Association (as successor to First Union
                      National Bank), as trustee.
   4.2.3              Instrument of Resignation, Appointment and
                      Acceptance dated as of December 14, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as
                      Successor Trustee.
   10.1               Joint Venture Agreement, dated as of December 16,
                      1992, by and among Resilient Holdings
                      Incorporated, Hillside, the Company
                      (collectively, the "Congoleum Group"), Hillside
                      Capital Incorporated ("Hillside Capital") and
                      American Biltrite.
   10.2               Closing Agreement, dated as of March 11, 1993, by and
                      among the Congoleum Group, Hillside Capital and
                      American Biltrite.
   10.3               Personal Services Agreement, dated as of March
                      11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.
  10.3.1              First Amendment, dated February 8, 1995, to
                      Personal Services Agreement, by and between American Biltrite and the Company.
  10.3.2              Second Amendment, dated November 15, 1996, to
                      Personal Services Agreement, by and between American Biltrite and the Company.
  10.3.3              Third Amendment, dated as of March 10, 1998, to
                      Personal Services Agreement, by and between American Biltrite and the Company.
  10.3.4              Fourth Amendment, dated as of November 7, 2002,
                      to Personal Services Agreement, by and between American Biltrite and the Company.
   10.4               Business Relations Agreement, dated as of March 11,
                      1993, by and between American Biltrite and the Company.
   10.4.1             First Amendment, dated August 19, 1997, to
                      Business Relations Agreement, by and between American Biltrite and the Company.
   10.5               Tax Sharing Agreement, dated as of November 1, 1996,
                      between American Biltrite and the Company.
   10.6               Trademark Purchase Agreement, dated November 29,
                      1993, by and between the Company and The Amtico
                      Company LTD ("Amtico Company").
   10.7               First Right of Refusal, dated November 29, 1993, by and
                      between American Biltrite (Canada) Limited and Amtico
                      Company.
   10.8               Undertaking Concerning Amtico Trademark, dated November
                      29, 1993, by and between American Biltrite and Amtico
                      Company.
   10.9               Form of 1995 Stock Option Plan.

  Exhibit
  Number              Exhibits
  ------              --------
  10.9.1              Form of Amendment to 1995 Stock Option Plan.
  10.9.2              Form of Nonqualified Stock Option Award Agreement Under
                      the Congoleum 1995 Stock Option Plan.
   10.10              Congoleum Corporation 1999 Stock Option Plan for
                      Non-Employee Directors.
  10.10.1             Form of Amendment to Non-qualified, Non-employee
                      Directors Stock Option Plan.
  10.10.2             Form of Stock Option Agreement Under the Congoleum
                      Corporation 1999 Stock Option Plan for Non-Employee
                      Directors.
   10.11              Loan and Security Agreement, dated December 10, 2001
                      (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the
                      Company.
  10.11.1             Amendment No. 1 to Loan and Security Agreement, dated
                      September 24, 2002, by and between Congress Financial
                      Corporation and Congoleum Corporation.
  10.11.2             Amendment No. 2 to Loan and Security Agreement, dated
                      as of February 27, 2003, by and between Congress
                      Financial Corporation and Congoleum Corporation.
  10.11.3             Ratification and Amendment Agreement dated
                      January 7, 2004, by and between the Company and Congress Financial Corporation.
  10.11.4             Ratification and Amendment Agreement dated
                      December 14, 2004, by and between the Company and Congress Financial Corporation.
  10.11.5             Amendment No. 4 to Ratification and Amendment Agreement
                      and Amendment No. 6 to Loan and Security Agreement.
   10.12              Settlement Agreement Between the Company and Various
                      Asbestos Claimants dated April 10, 2003.
  10.12.1             First Amendment to Settlement Agreement Between the
                      Company and Various Asbestos Claimants dated June 6,
                      2003.
   10.13              Collateral Trust Agreement, dated April 16, 2003,
                      by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust
                      Company, solely in its capacity as Delaware
                      Trustee of the Collateral Trust.
  10.13.1             First Amendment to Collateral Trust Agreement,
                      dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral
                      Trust.
   10.14              Security Agreement, dated April 16, 2003, by and
                      between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
  10.14.1             Second Security Agreement, dated April 17, 2003,
                      by and between the Company and Arthur J.
                      Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
  10.14.2             Termination Agreement, dated June 6, 2003, by and
                      between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
  10.14.3             Superseding Security Agreement, dated June 11,
                      2003, by and between the Company and Arthur J.
                      Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.
   12.1               Statement Regarding Computation of Ratio of Earnings to
                      Fixed Charges.
   14.1               Code of Ethics.
   21.1               Subsidiaries of the Company.
   23.1               Consent of Registered Public Accounting Firm, Ernst &
                      Young LLP.
   31.1               Certification of the Chief Executive Officer pursuant
                      to Rule 13a-14(a)/15d-14(a).

  Exhibit
  Number              Exhibits
  ------              --------
   31.2               Certification of the Chief Financial Officer pursuant
                      to Rule 13a-14(a)/15d-14(a).
   32.1               Certification of the Chief Executive Officer pursuant
                      to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2               Certification of the Chief Financial Officer
                      pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.1               Settlement Agreement and Release by and between
                      Congoleum Corporation and Liberty Mutual Insurance
                      Company.
   99.2               Settlement Agreement and Release by, between and among
                      Congoleum Corporation and certain AIG Member Companies.
   99.3               Confidential Settlement Agreement and Release among
                      Congoleum Corporation, The Plan Trust and Certain
                      Underwriters at Lloyd's, London.
   99.4               Amendment to the Confidential Settlement
                      Agreement and Release among Congoleum
                      Corporation, The Plan Trust and Certain
                      Underwriters at Lloyd's, London, dated June 22,
                      2005.
   99.5               Settlement Agreement and Release by, between and among
                      Congoleum Corporation and Federal Insurance Company.
   99.6               Confidential Settlement Agreement and Release among
                      Congoleum Corporation, the Plan Trust and Mt. McKinley
                      Insurance Company and Everest Reinsurance Company.
   99.7               Eighth Modified Joint Plan of Reorganization Under
                      Chapter 11 of the Bankruptcy Code of Congoleum
                      Corporation, et al., dated as of March 17, 2006.
   99.8               Proposed Disclosure Statement with respect to the
                      Eighth Modified Joint Plan of Reorganization Under
                      Chapter 11 of the Bankruptcy Code of Congoleum
                      Corporation, et al., dated as of March 17, 2006.

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                           Balance at        Reversed to                                         Balance
                                            Beginning          Income          Other                             At end
                                            Of Period        Statement        Changes        Deductions (a)     of Period
                                            ---------        ---------        -------        --------------     ---------

Year ended December 31, 2005:               $(1,174)          $  --          $(169)(b)          $(137)          $(1,142)
Allowance for doubtful
     accounts and cash
     discounts

Year ended December 31, 2004:                $(1,049)          $  --          $(142)(b)          $  17           $(1,174)
Allowance for doubtful
     accounts and cash
      iscounts

Year ended December 31, 2003:                $(1,204)          $  34          $ 121(b)           $  --           $(1,049)
     Allowance for doubtful
     accounts and cash
     discounts

      (a)   Balances written off, net of recoveries.
      (b) Represents (provision) utilization of the allowance for doubtful accounts and cash discounts.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

                               CONGOLEUM CORPORATION


                               By: /s/  Roger S. Marcus
                                   ---------------------------------------------
                               Roger S. Marcus
                               President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----

/s/ Roger S. Marcus             President, Chairman, Chief    March 14, 2006
-------------------------       Executive Officer
Roger S. Marcus                 and Director (Principal
                                Executive Officer)

/s/ Howard N. Feist III         Chief Financial Officer       March 14, 2006
------------------------        (Principal Financial and
Howard N. Feist III             Accounting Officer)

/s/ Richard G. Marcus           Vice Chairman and Director    March 14, 2006
------------------------
Richard G. Marcus

/s/ William M. Marcus           Director                      March 14, 2006
------------------------
William M. Marcus

/s/ John N. Irwin III           Director                      March 14, 2006
------------------------
John N. Irwin III

/s/ Mark S. Newman              Director                      March 14, 2006
------------------------
Mark S. Newman

/s/ Mark N. Kaplan              Director                      March 14, 2006
------------------------
Mark N. Kaplan

/s/ C. Barnwell Straut          Director                      March 14, 2006
------------------------
C. Barnwell Straut

/s/ Jeffrey H. Coats            Director                      March 14, 2006
------------------------
Jeffrey H. Coats

/s/ Adam H. Slutsky             Director                      March 14, 2006
------------------------
Adam H. Slutsky

INDEX TO EXHIBITS
-----------------

 Exhibit
  Number             Exhibits
  ------             --------
   3.1               Amended Certificate of Incorporation of the Company. (3)
   3.2               Amended and Restated Bylaws of the Company. (3)
   4.1               Registration Rights Agreement, dated as of February 8,
                     1995, by and between the Company and Hillside Industries
                     Incorporated ("Hillside"). (2)
   4.2               Indenture, dated as of August 3, 1998, by and
                     between the Company and First Union National
                     Bank, as trustee. (4)
  4.2.1              First Supplemental Indenture, dated as of March 28,
                     2003, between the Company and Wachovia Bank, National
                     Association (as successor to First Union National Bank), as trustee. (11)
  4.2.2              Second Supplemental Indenture, dated as of August 7,
                     2003, between the Company and Wachovia Bank, National
                     Association (as successor to First Union National Bank), as trustee. (12)
  4.2.3              Instrument of Resignation, Appointment and
                     Acceptance dated as of December 14, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as
                     Successor Trustee.
   10.1              Joint Venture Agreement, dated as of December 16, 1992,
                     by and among Resilient Holdings Incorporated, Hillside, the Company (collectively, the "Congoleum Group"),
                     Hillside Capital Incorporated ("Hillside Capital") and
                     American Biltrite. (1)
   10.2              Closing Agreement, dated as of March 11, 1993, by and
                     among the Congoleum Group, Hillside Capital and American
                     Biltrite. (1)
   10.3              Personal Services Agreement, dated as of March 11, 1993
                     (the "Personal Services Agreement"), by and between
                     American Biltrite and the Company. (1)
  10.3.1             First Amendment, dated February 8, 1995, to Personal
                     Services Agreement, by and between American Biltrite and the Company. (2)
  10.3.2             Second Amendment, dated November 15, 1996, to Personal
                     Services Agreement, by and between American Biltrite and the Company. (5)
  10.3.3             Third Amendment, dated as of March 10, 1998, to Personal
                     Services Agreement, by and between American Biltrite and the Company. (5)
  10.3.4             Fourth Amendment, dated as of November 7, 2002, to
                     Personal Services Agreement, by and between American
                     Biltrite and the Company. (11)
   10.4              Business Relations Agreement, dated as of March 11,
                     1993, by and between American Biltrite and the Company. (1)
  10.4.1             First Amendment, dated August 19, 1997, to Business
                     Relations Agreement, by and between American Biltrite and the Company. (5)
   10.5              Tax Sharing Agreement, dated as of November 1, 1996,
                     between American Biltrite and the Company. (5)
   10.6              Trademark Purchase Agreement, dated November 29, 1993,
                     by and between the Company and The Amtico Company LTD
                     ("Amtico Company"). (2)
   10.7              First Right of Refusal, dated November 29, 1993, by and
                     between American Biltrite (Canada) Limited and Amtico
                     Company. (2)
   10.8              Undertaking Concerning Amtico Trademark, dated November
                     29, 1993, by and between American Biltrite and Amtico
                     Company. (2)
   10.9              Form of 1995 Stock Option Plan. (2)
  10.9.1             Form of Amendment to 1995 Stock Option Plan. (6)
  10.9.2             Form of Nonqualified Stock Option Award Agreement Under
                     the Congoleum 1995 Stock Option Plan.(15)

 Exhibit
  Number             Exhibits
  ------             --------
  10.10              Congoleum Corporation 1999 Stock Option Plan for
                     Non-Employee Directors. (8)
 10.10.1             Form of Amendment to Non-qualified, Non-employee
                     Directors Stock Option Plan. (9)
 10.10.2             Form of Stock Option Agreement Under the Congoleum
                     Corporation 1999 Stock Option Plan for Non-Employee
                     Directors. (15)
  10.11              Loan and Security Agreement, dated December 10, 2001
                     (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the
                     Company. (9)
 10.11.1             Amendment No. 1 to Loan and Security Agreement, dated
                     September 24, 2002, by and between Congress Financial
                     Corporation and Congoleum Corporation. (10)
 10.11.2             Amendment No. 2 to Loan and Security Agreement, dated
                     as of February 27, 2003, by and between Congress
                     Financial Corporation and Congoleum Corporation. (11)
 10.11.3             Ratification and Amendment Agreement dated January 7,
                     2004, by and between the Company and Congress Financial
                     Corporation. (13)
 10.11.4             Ratification and Amendment Agreement dated December 14,
                     2004, by and between the Company and Congress Financial
                     Corporation. (14)
 10.11.5             Amendment No. 4 to Ratification and Amendment Agreement
                     and Amendment No. 6 to Loan and Security Agreement.
  10.12              Settlement Agreement Between the Company and Various
                     Asbestos Claimants dated April 10, 2003. (12)
 10.12.1             First Amendment to Settlement Agreement Between the
                     Company and Various Asbestos Claimants dated
                     June 6, 2003. (12)
  10.13              Collateral Trust Agreement, dated April 16, 2003, by
                     and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral
                     Trust. (12)
 10.13.1             First Amendment to Collateral Trust Agreement,
                     dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral
                     Trust. (12)
  10.14              Security Agreement, dated April 16, 2003, by and
                     between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
 10.14.1             Second Security Agreement, dated April 17, 2003, by and
                     between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
 10.14.2             Termination Agreement, dated June 6, 2003, by and
                     between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust. (12)
 10.14.3             Superseding Security Agreement, dated June 11, 2003, by
                     and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral
                     Trustee of the Collateral Trust. (12)
   12.1              Statement Regarding Computation of Ratio of Earnings to
                     Fixed Charges.
   14.1              Code of Ethics. (14)
   21.1              Subsidiaries of the Company. (7)
   23.1              Consent of Registered Public Accounting Firm, Ernst &
                     Young LLP.
   31.1              Certification of the Chief Executive Officer pursuant
                     to Rule 13a-14(a)/15d-14(a).

 Exhibit
  Number             Exhibits
  ------             --------
   31.2              Certification of the Chief Financial Officer pursuant
                     to Rule 13a-14(a)/15d-14(a).
   32.1              Certification of the Chief Executive Officer
                     pursuant to 18 U.S.C. Section 1350, as adopted
                     pursuant to Section 906 of the Sarbanes-Oxley Act
                     of 2002.
   32.2              Certification of the Chief Financial Officer
                     pursuant to 18 U.S.C. Section 1350, as adopted
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.1              Settlement Agreement and Release by and between
                     Congoleum Corporation and Liberty Mutual Insurance
                     Company. (16)
   99.2              Settlement Agreement and Release by, between and among
                     Congoleum Corporation and certain AIG Member Companies.
                     (16)
   99.3              Confidential Settlement Agreement and Release among
                     Congoleum Corporation, The Plan Trust and Certain
                     Underwriters at Lloyd's, London. (16)
   99.4              Amendment to the Confidential Settlement Agreement and
                     Release among Congoleum Corporation, The Plan Trust and
                     Certain Underwriters at Lloyd's, London, dated June 22,
                     2005. (16)
   99.5              Settlement Agreement and Release by, between and among
                     Congoleum Corporation and Federal Insurance Company. (15)
   99.6              Confidential Settlement Agreement and Release among
                     Congoleum Corporation, the Plan Trust and Mt. McKinley
                     Insurance Company and Everest Reinsurance Company. (15)
   99.7              Eighth Modified Joint Plan of Reorganization Under
                     Chapter 11 of the Bankruptcy Code of Congoleum
                     Corporation, et al., dated as of March 17, 2006.
   99.8              Proposed Disclosure Statement with respect to the
                     Eighth Modified Joint Plan of Reorganization Under
                     Chapter 11 of the Bankruptcy Code of Congoleum
                     Corporation, et al., dated as of March 17, 2006.

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

(14) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2004.

(15) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2005.

(16) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2005.