Form 10-Q
period 2006-03-31
CONGOLEUM CORP
filed 2006-05-12
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006
                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at April 30, 2006
      --------------------------                 -----------------------------

      Class A Common Stock                                 3,663,390
      Class B Common Stock                                 4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2006
         (unaudited) and December 31, 2005.....................................4

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)......................5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005 (unaudited)................6

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited)...........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........36

Item 4.  Controls and Procedures..............................................36


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................36

Item 1A. Risk Factors.........................................................37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........44

Item 3.  Defaults Upon Senior Securities......................................44

Item 4.  Submission of Matters to a Vote of Security Holders..................45

Item 5.  Other Information....................................................45

Item 6.  Exhibits.............................................................45

Signatures....................................................................46

                           FORWARD LOOKING STATEMENTS

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                          CONSOLIDATED BALANCE SHEEETS
                    (In thousands, except per share amounts)

                                                                                        March 31,
                                                                                          2006       December 31,
                                                                                       (Unaudited)      2005
                                                                                       --------------------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ........................................................    $  14,659     $  24,511
  Restricted cash ..................................................................       12,118        11,644
  Accounts receivable, less allowances of $1,326 and $1,142 as of
     March 31, 2006 and December 31, 2005, respectively ............................       22,837        17,092
  Inventories ......................................................................       38,501        34,607
  Prepaid expenses and other current assets ........................................       22,474        20,139
  Deferred income taxes ............................................................       16,735        16,735
                                                                                        ---------     ---------
      Total current assets .........................................................      127,324       124,728
  Property, plant and equipment, net ...............................................       71,144        73,207
  Other assets, net ................................................................        9,328         9,412
                                                                                        ---------     ---------
       Total assets ................................................................    $ 207,796     $ 207,347
                                                                                        =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .................................................................    $  11,670     $  11,769
  Accrued liabilities ..............................................................       21,163        23,072
  Asbestos-related liabilities .....................................................       26,386        28,369
  Revolving credit loan ............................................................       11,290         9,404
  Accrued taxes ....................................................................          170           107
Liabilities subject to compromise - current ........................................       26,660        23,990
                                                                                        ---------     ---------
       Total current liabilities ...................................................       97,339        96,711
Deferred income taxes ..............................................................       16,735        16,735
Liabilities subject to compromise - long term ......................................      138,416       138,861
                                                                                        ---------     ---------
       Total liabilities ...........................................................      252,490       252,307
                                                                                        ---------     ---------
                              STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,662,790 shares outstanding as of March 31, 2006 and
    December 31, 2005, respectively ................................................           47            47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
    outstanding at March 31, 2006 and December 31, 2005, respectively ..............           46            46
Additional paid-in capital .........................................................       49,181        49,126
Retained deficit ...................................................................      (65,194)      (65,405)
Accumulated other comprehensive loss ...............................................      (20,961)      (20,961)
                                                                                        ---------     ---------
                                                                                          (36,881)      (37,147)
Less Class A common stock held in treasury, at cost; 1,074,560 shares at
   March  31, 2006 and December 31, 2005, respectively .............................        7,813         7,813
                                                                                        ---------     ---------
     Total stockholders' equity (deficit) ..........................................      (44,694)      (44,960)
                                                                                        ---------     ---------
     Total liabilities and stockholders' equity (deficit) ..........................    $ 207,796     $ 207,347
                                                                                        =========     =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2006         2005
                                                (In thousands, except per share amounts)

Net sales ............................................    $ 57,237     $ 57,630
Cost of sales ........................................      43,960       43,969
   Selling, general and administrative expenses ......      10,396       11,733
                                                          --------     --------
Income from operations ...............................       2,881        1,928
Other income (expense):
    Interest income ..................................         157           98
    Interest expense .................................      (2,734)      (2,500)
    Other income .....................................         (42)         122
                                                          --------     --------
Income (loss) before taxes ...........................         262         (352)

Provision for income taxes ...........................          51           --
                                                          --------     --------
Net income (loss) ....................................    $    211     $   (352)
                                                          ========     ========

     Net income (loss) per common share, basic .......    $   0.03     $  (0.04)
                                                          ========     ========

     Net income (loss) per common share, diluted .....    $   0.03     $  (0.04)
                                                          ========     ========

     Weighted average number of common shares
        outstanding, basic ...........................       8,271        8,261
                                                          ========     ========

     Weighted average number of common shares
        outstanding, diluted .........................       8,321        8,261
                                                          ========     ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2006         2005
                                                                                   (In thousands)
Cash flows from operating activities:
    Net income (loss) ....................................................    $    211     $   (352)
    Adjustments to reconcile net loss to net cash (used in) provided by
    Operating activities:
        Depreciation .....................................................       2,565        2,749
        Amortization .....................................................          96           96
        Stock-based compensation expense .................................          55           --
        Changes in certain assets and liabilities:
             Accounts and notes receivable ...............................      (5,745)      (8,634)
             Inventories .................................................      (3,894)        (743)
             Prepaid expenses and other assets ...........................       1,257          841
             Accounts payable ............................................         (99)       3,655
             Accrued liabilities .........................................       1,027       (2,261)
             Asbestos-related liabilities ................................      (5,853)      (4,263)
             Other liabilities ...........................................        (382)        (415)
                                                                              --------     --------
                   Net cash used in operating activities .................     (10,762)      (9,327)
Cash flows from investing activities:
        Capital expenditures .............................................        (502)        (854)
                                                                              --------     --------
                   Net cash used in investing activities .................        (502)        (854)
Cash flows from financing activities:
        Net short-term borrowings ........................................       1,886        2,910
        Net change in restricted cash ....................................        (474)        (877)
                                                                              --------     --------
                   Net cash provided by financing activities .............       1,412        2,033
                                                                              --------     --------
Net decrease in cash and cash equivalents ................................      (9,852)      (8,148)
Cash and cash equivalents:
        Beginning of period ..............................................      24,511       29,710
                                                                              --------     --------
        End of period ....................................................    $ 14,659     $ 21,562
                                                                              ========     ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

      During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed a new amended plan of reorganization (the "Seventh Plan"). On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed a new amended plan (the "Eighth Plan"). In addition, an insurance company has filed a plan of reorganization (the "CNA Plan") and the Official Committee of Bondholders has also filed a plan (the "Bondholder Plan"). The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for June 8, 2006.

      There can be no assurance that the Company will not amend the Eighth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

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

      The Company expects that the terms of the Eighth Plan may be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan and the Bondholder Plan are materially different from the terms of the Eighth Plan, and these plans may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eighth Plan. The Company expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be paid in accordance with the terms of the Eighth Plan. Settlement values under the Eighth Plan may differ from values under the Sixth Plan and the Claimant Agreement, which, together with the outcome of the Avoidance Actions, may materially affect the liability associated with the asbestos personal injury claims against Congoleum. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

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

2.    Recent Accounting Principles:

      Share Based Payment

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer permitted.

      Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

      As a result of adopting SFAS 123R effective January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 were $54.6 thousand, $43.9 thousand, $0.01 per share and $0.01 per share lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first three months of fiscal year 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal year 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

                                                              Three Months Ended
                                                                  March 31,
                                                                     2005
                                                              ------------------
   Net income (loss):
      As reported                                                  $  (352)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                              60
                                                                   -------
      Pro forma                                                    $  (412)
                                                                   =======
Net income (loss) per share:
      As reported basic and diluted                                $ (0.04)
      Pro forma compensation expense                                 (0.01)
                                                                   -------
   Pro forma basic and diluted                                     $ (0.05)
                                                                   =======

      The Company has elected to continue to use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The use of a Black-Scholes option pricing model requires the input of assumptions determined by management of the company at the measurement date. These assumptions include the risk-free interest rate, expected dividend yield, volatility factor of the expected market price of the Company's common stock and the expected life of stock option grants.

      During the three months ended March 31, 2006 and 2005, the Company did not grant any stock-based awards. Stock compensation expense recognized in the first quarter of 2006 represents the vesting of options previously granted. The fair values of these options were estimated on the dates of grant using the Black-Scholes model and assumptions determined on the grant dates.

      At March 31, 2006, there was $0.3 million of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 1.6 years.

      The Company currently grants stock options under the Company's 1995 Stock Option Plan (the "1995 Plan") and its 1999 Stock Option Plan for Non-Employee Directors (the "1999 Plan"). Under the 1995 Plan, options to purchase up to 800,000 shares of the Company's Class A common stock may be issued to officers and key employees. Such options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of the Company's Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant

      Under the 1999 Plan, non-employee directors may be granted options to purchase up to 50,000 shares of the Company's Class A common stock. Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date.

      The following table presents stock option activity for the three months ended March 31, 2006:

                                                                     Weighted-
                                                       Weighted-      Average
                                                        Average      Remaining
                                           Stock        Exercise    Contractual
                                          Options        Price          Term
                                          -------        -----          ----
1995 Plan:
Outstanding at December 31, 2005           672,000       $2.03       6.65 years
Forfeited/Cancelled                         (4,500)      $2.05       6.66 years
Exercised                                       --
                                          --------
Outstanding at March 31, 2006              667,500       $2.03       6.40 years
                                          ========

Exercisable at March 31, 2006              385,500       $2.02       6.40 years

                                                                     Weighted-
                                                       Weighted-      Average
                                                        Average      Remaining
                                           Stock        Exercise    Contractual
                                          Options        Price          Term
                                          -------        -----          ----
1999 Plan:
Outstanding at December 31, 2005           21,500        $2.40       6.68 years
Forfeited/Cancelled                            --
Exercised                                      --
                                          --------
Outstanding at March 31, 2006              21,500        $2.40       7.29 years
                                          ========

Exercisable at March 31, 2006              19,500        $2.19       7.29 years

      Shares available for future share-based grants to employees and directors under existing plans were 147,400 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options on outstanding shares was $170,872, and the aggregate intrinsic value of options exercisable was $104,895. The total intrinsic value of options vested during the three months ended March 31, 2006 was $4,977.

      The following table summarizes our non-vested stock option activity for the three months ended March 31, 2006:

                                                                Weighted-Average
                                                   Number of       Grant-Date
                                                     Shares        Fair Value
                                                     ------        ----------
1995 Plan:
Non-vested stock options at January 1, 2006          288,400          $1.63

Granted                                                   --
Forfeited                                             (1,000)         $1.65
Vested                                                (5,400)         $1.10
                                                    --------
Non-vested stock options at March 31, 2006           282,000          $1.64
                                                    ========

                                                                Weighted-Average
                                                   Number of       Grant-Date
                                                     Shares        Fair Value
                                                     ------        ----------
1999 Plan:
Non-vested stock options at January 1, 2006           4,500           $4.14

Granted                                                  --
Forfeited                                                --
Vested                                               (2,500)          $3.91
                                                    --------
Non-vested stock options at March 31, 2006            2,000           $4.43
                                                    ========

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                                        March 31,   December 31,
                                                          2006          2005
                                                       -------------------------

Finished goods                                          $29,258       $25,548
Work-in-process                                           2,072         1,497
Raw materials and supplies                                7,171         7,562
                                                        -------       -------

Total inventories                                       $38,501       $34,607
                                                        =======       =======

4.    Income (Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, unless their effect is anti-dilutive.

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.3 million at March 31, 2006 and December 31, 2005, respectively, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $1.9 million at March 31, 2006 and December 31, 2005, respectively, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") has selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimates that future costs of the remedy selected by EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and the Company.

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

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, the Company entered into the Claimant Agreement, a settlement agreement with various asbestos personal injury claimants. As contemplated by the Claimant Agreement, the Company also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in the Company's rights under its applicable insurance coverage and payments from the Company's insurers for asbestos claims.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, the Company commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for June 8, 2006.

      Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements.

      Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan.

      There can be no assurance that the Company will not amend the Eighth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

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

      During 2005 and 2006 the Company has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The Future Claimants' Representative has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the Future Claimants' Representative have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company ("Travelers"), collectively. Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. It is possible that any of the settling insurers may argue that the Eighth Plan is not substantially similar to relevant provisions of earlier plans referenced in its respective settlement agreement and therefore is relieved of its settlement obligation.

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

      The Eighth Plan provides that on the effective date of the Eighth Plan, Congoleum will issue a new security (the "New Convertible Security") in the form of either shares of preferred stock or convertible promissory notes and contribute it to the Plan Trust on the effective date of its plan of reorganization in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it will have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount (the "Market Reset Obligation"), if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of its plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of such effective date and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of such effective date; (iv) a mandatory redemption on the fifteenth anniversary of such effective date if not redeemed earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Class A Common Stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights, except upon conversion. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan.

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

      There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $17.2 million at a minimum, not including any Market Reset Obligation arising from revaluation of the New Convertible Security, and could be materially higher.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eighth Plan. The Company is not yet able to determine the additional costs that may be required to effect the Eighth Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum's excess insurers (the "Coverage Action"). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement (the "Insurance Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Insurance Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust. Payment of such fees and expenses are subject to Bankruptcy Court order or approval. The Company does not expect the Insurance Settlement to have a material effect on its financial condition or results of operations. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's previously proposed plans of reorganization and may raise objections to any new amended plan that is proposed.

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

      In August 2004, the Court entered a case management order that divided the trial into three phases. A new judge was assigned to the case in February 2005 and the schedule was modified as a result.

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

      The first phase of the trial began in August 2005 and is addressing all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum. The Company believes, however, that even if the insurers were to succeed in the first phase of the Coverage Action, such result would not deprive individual claimants of the right to seek payment from the insurers who issued the affected insurance policies. Additionally, Congoleum could negotiate settlements with some or all of the signatories to the Claimant Agreement and seek payment from its insurers for such settlements. Such result would not preclude the Company from attempting to amend the Claimant Agreement and thereafter seek recovery under the Claimant Agreement as amended; moreover, the Company does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of its plan of reorganization.

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

      In October 2005, a federal appeals court ruled that the law firm of Gilbert Heintz & Randolph, which had been acting as the Company's insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by Gilbert Heintz & Randolph.

      In or about mid-November 2005, and in early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the decision of the United States Court of Appeals for the Third Circuit reversing the Bankruptcy Court's order approving the retention of the Gilbert Heinz & Randolph firm in In re Congoleum, 426 F.3d 675 (3d Cir. 2005), and/or Congoleum's filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase I issues. Congoleum opposed the motions. The motions were argued on January 10, 2006, and on March 16, 2006 the Court denied the motions for summary judgment.

      Congoleum completed the presentation of its case on April 28, 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion are scheduled to begin June 2, 2006.

      Some insurers contend that, if there is a ruling adverse to Congoleum in the Coverage Litigation, then the insurers will not owe coverage for claims resolved under the Claimant Agreement and/or under other pre-petition settlements. Insurers further contend that such result would also deprive individual claimants who were parties to the Claimant Agreement and other pre-petition settlements of the right to seek payment from the insurers under their insurance policies or from negotiating settlements with some or all of the insurers. Insurers also contend that such result would preclude Congoleum and claimants from agreeing to forbear under or amending the Claimant Agreement and other pre-petition settlements and would preclude claimants from seeking recovery under other claims payment standards, including bankruptcy Trust Distribution Procedures (TDPs), or under any amended agreements. Congoleum intends to contest any attempt by the insurers to enlarge or expand upon a Phase 1 ruling that is adverse to Congoleum. However, there can be no assurances of the outcome of these matters.

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

      The Company's gross liability of in excess of $491 million for these settlements and contingent liability for the additional approximately $512 million in unsettled claims is substantially in excess of the total assets of the Company. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At March 31, 2006, the Company estimates it will spend a further $17.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $9.4 million insurance settlement being held as restricted cash). It also expects to spend a further $7.9 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court. In February 2006, the Bankruptcy Court ordered Gilbert, Heintz & Randolph, a law firm formerly representing Congoleum, to disgorge all fees and certain expenses it was paid by Congoleum. The law firm has appealed this ruling. The amount of the disgorgement is approximately $9.6 million. Pursuant to the terms of the Eighth Plan, holders of the Company's 8-5/8% Senior Notes due 2008 (the "Senior Notes") would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust.

      The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization. Additional charges may be required in the future should the minimum estimated cost increase. The maximum amount of the range of possible asbestos-related losses is limited to the going concern or liquidation value of the Company, an amount which the Company believes is substantially less than the minimum gross liability for the known claims against it.

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries have been assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2005 to March 31, 2006:

                           Balance at                  Reserve     Balance at
(in thousands)              12/31/05      Spending    Addition       3/31/06
                           ---------------------------------------------------

Reserves
    Current                 $ 19,469       $(2,261)      $ --       $ 17,208
    Long-Term                     --            --         --             --

Receivables
    Current                  (14,793)       (3,592)        --        (18,385)
    Long-Term                     --            --         --             --
                            --------       -------       ----       --------

Net Asbestos Liability      $  4,676       $(5,853)      $ --       $ (1,177)
                            ========       =======       ====       ========

Restricted Cash
    Insurance Proceeds      $  8,901       $    --       $534       $  9,435


                           Balance at                  Reserve     Balance at
(in thousands)              12/31/04      Spending    Addition       3/31/05
                           ---------------------------------------------------

Reserves
Current                     $  6,550       $(2,387)      $--        $  4,163
    Long-Term                  2,738            --        --           2,738

Receivables
    Current                   (1,509)       (1,958)       --          (3,467)
    Long-Term                 (7,300)           --        --          (7,300)
                            --------       -------       ---        --------

Net Asbestos Liability      $    479       $(4,345)      $--        $ (3,866)
                            ========       =======       ===        ========

Restricted Cash
    Insurance Proceeds      $ 14,526       $    --       $85        $ 14,611

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                      Three Months Ended     Three Months Ended
                                          March 31,              March 31,
                                             2006                   2005
                                             ----                   ----

Beginning balance                           $ 2.1                  $ 2.7

Accruals                                      1.0                    1.0

Charges                                      (1.0)                  (1.0)
                                            -----                  -----

Ending balance                              $ 2.1                  $ 2.7
                                            =====                  =====

8.    Liabilities Subject to Compromise

      As a result of the Company's Chapter 11 filing (see Notes 1 and 6), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, the Company's accrued interest expense on its Senior Notes is also recorded in liabilities subject to compromise.

      Liabilities subject to compromise at March 31, 2006 and December 31, 2005 are as follows:

                                                           (In thousands)
                                                      March 31,     December 31,
                                                         2006           2005
                                                         ----           ----
Current
Pre-petition other payables and accrued interest       $ 26,660      $ 23,990

Non-current
Debt (at face value)                                    100,000       100,000
Pension liability                                        16,552        16,871
Other post-retirement benefit obligation                  8,330         8,407
Pre-petition other liabilities                           13,534        13,583
                                                       --------      --------

Non-current                                             138,416       138,861
                                                       --------      --------

Total liabilities subject to compromise                $165,076      $162,851
                                                       ========      ========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following:

                                                            (In thousands)
                                                       March 31,    December 31,
                                                          2006          2005
                                                          ----          ----

Accrued warranty, marketing and sales promotion          $17,554       $19,129

Employee compensation and related benefits                 3,609         3,674

Other                                                         --           269
                                                         -------       -------


Total accrued liabilities                                $21,163       $23,072
                                                         =======       =======

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of March 31, 2006 (see Note 8).

10.   Pensions and Other Postretirement Plans

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended March 31, 2006 and 2005:

                                                                 (In thousands)
                                                  Three Months Ended         Three Months Ended
                                                    March 31, 2006             March 31, 2005
                                                    --------------             --------------
                                                                Other                      Other
                                                 Pension      Benefits       Pension      Benefits
                                                 -------      --------       -------      --------
Components of Net Periodic Benefit Cost:
    Service cost                                 $   361         $ 48        $   355         $  46
    Interest cost                                  1,113          132          1,094           130
    Expected return on plan assets                  (997)          --           (881)           --
    Recognized net actuarial loss                    365           16            385            15
    Amortization of transition obligation             --           --            (18)           --
    Amortization of prior service cost               (54)           9            (72)          (47)
                                                 -------         ----        -------         -----
Net periodic benefit cost                        $   788         $205        $   863         $ 144
                                                 =======         ====        =======         =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                        March 31, 2006             March 31, 2005
                                                        --------------             --------------
                                                                   Other                      Other
                                                    Pension      Benefits       Pension      Benefits
                                                    -------      --------       -------      --------
Discount rate                                        6.00%         6.00%         6.25%        6.25%
Expected long-term return on plan assets             7.00%          --           7.00%         --
Rate of compensation increase                        4.00%          --           4.00%         --
   Income from operations                            5.50%                       5.50%

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, the Company announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for June 8, 2006.

      There can be no assurance that the Company will not amend the Eighth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

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

      The Company expects that the terms of the Eighth Plan may be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan and the Bondholder Plan are materially different from the terms of the Eighth Plan, and these plans may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eighth Plan. The Company expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan. Settlement values under the Eighth Plan may differ from values under the Sixth Plan and the Claimant Agreement, which, together with the outcome of the Avoidance Actions, may materially affect the liability associated with the asbestos personal injury claims against Congoleum. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

      Three months ended March 31, 2006 as compared to three months ended March 31, 2005:

                                              2006               2005
                                             (In thousands of dollars)

Net sales                                  $ 57,237            $ 57,630
Cost of sales                                43,960              43,969
                                           --------            --------
Gross profit                                 13,277    23.2%     13,661   23.7%
Selling, general and administrative
   expenses                                  10,396    18.2%     11,733   20.4%
                                           --------            --------

Operating income (loss)                       2,881               1,928
Interest expense, net                        (2,734)             (2,500)
Other income, net                               115                 220
                                           --------            --------
Income (loss) before taxes                      262                (352)
Provision for income taxes                       51                  --
                                           --------            --------

Net income (loss)                          $    211            $   (352)
                                           ========            ========

      Net sales for the three months ended March 31, 2006 were $57.2 million as compared to $57.6 million for the three months ended March 31, 2005, a decrease of $0.4 million or 0.7%. The decrease reflected weaker sales in high-end resilient sheet products and the impact of a promotional roll sales program in the first quarter of 2005 which was not repeated in 2006. Offsetting these declines were the impact of price increases instituted in the second half of 2005 (5.7%) and higher sales in the manufactured housing category.

      Gross profit for the three months ended March 31, 2006 totaled $13.3 million, or 23.2% of net sales, compared to $13.7 million, or 23.7% of net sales, for the same period last year. The major factors leading to the deterioration in gross margin were the increase in raw material costs and utility costs experienced during the second half of 2005, which reduced margins by approximately 4.0% of net sales, and the poorer sales mix which reduced margins by 2% of net sales. This was partially mitigated by the 5.7% increase in selling prices.

      Selling, general and administrative expenses were $10.4 million for the three months ended March 31, 2006 as compared to $11.7 million for the three months ended March 31, 2005, a decrease of $1.3 million. The reduction in expenses reflects lower merchandising and sales support related costs (down $0.6 million), lower compensation and related benefit costs reflecting workforce reductions in late 2005 ($0.4 million) and lower depreciation expense ($0.2 million). As a percent of net sales, selling, general and administrative costs were 18.2% for the three months ended March 31, 2006 compared to 20.4% for the same period last year.

      Income from operations was $2.9 million for the quarter ended March 31, 2006 compared to income of $1.9 million for the quarter ended March 31, 2005. The improvement in operating income was a result of lower selling, general and administrative expenses which offset the impact of lower sales and gross margins.

Liquidity and Capital Resources

      The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the Company's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During the first quarter of 2006, the Company paid $5.9 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At March 31, 2006, Congoleum recorded $18.4 million as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when Congoleum or the Plan Trust receives funds from insurance settlements or other sources. There can be no assurances that these reimbursements will be received, or that the terms providing for such reimbursements will not be modified. Congoleum expects to spend a further $17.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities in addition to the $9.4 million insurance settlement being held as restricted cash. It also expects to spend a further $7.9 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes during this period is approximately $21.6 million, including interest on the unpaid interest due. In February 2006, the Bankruptcy Court ordered Gilbert, Heintz & Randolph, a law firm formerly representing Congoleum, to disgorge all fees and certain expenses it was paid by Congoleum. The law firm has appealed this ruling. The amount of the disgorgement is approximately $9.6 million. Pursuant to the terms of the Eighth Plan, holders of the Senior Notes would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). There can be no assurance that the Plan, which is ultimately confirmed, will provide for such interest forgiveness. Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust.

      Pursuant to the terms of the Eighth Plan, Congoleum is to make a cash contribution of approximately $7.7 million to the Plan Trust when the plan goes effective. The Eighth Plan also provides that the maturity of the Senior Notes will be extended by three years from August 2008 to August 2011. There can be no assurance that the plan which is ultimately confirmed will provide for such maturity extension.

      As part of the Eighth Plan, Congoleum expects that it will issue a convertible security (the "New Convertible Security") to the Plan Trust. Under the terms of the Eighth Plan, the New Convertible Security means either shares of preferred stock or convertible promissory notes to be issued by reorganized Congoleum and contributed to the Plan Trust on the effective date of the Eighth Plan in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it will have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount, if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of the plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of the effective date of the plan of reorganization and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of the effective date of the plan of reorganization; (iv) a mandatory redemption on the fifteenth anniversary of the effective date of the plan of reorganization if not redeemed earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Class A Common Stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights, except upon conversion. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan. Although the earliest redemption or repayment date for the New Convertible Security does not occur until its tenth anniversary of issuance, this obligation may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the New Convertible Security will require the Company to make regularly scheduled dividend or interest payments prior to such instrument's redemption or maturity date.

      Unrestricted cash and cash equivalents, including short-term investments at March 31, 2006, were $14.7 million, a decrease of $9.9 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.7 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $9.4 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at March 31, 2006. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $30.0 million at March 31, 2006, up from $28.0 million at December 31, 2005. The ratio of current assets to current liabilities at March 31, 2006 was 1.3 to 1.0, which is unchanged from December 31, 2005. The ratio of debt to total capital at March 31, 2006 was 0.48 to 1.0 which is also unchanged since December 31, 2005. Net cash used by operations during the first three months of 2006 was $10.8 million, as compared to net cash used by operations of $9.3 million in the first three months of 2005. The increase in cash used by operations in the first three months of 2006 versus the first three months of 2005 was primarily due to higher working capital requirements and increased reorganization expenditures in 2006.

      Capital expenditures for the three months ended March 31, 2006 totaled $0.5 million. The Company is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at March 31, 2006. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2006, based on the level of receivables and inventory, $17.6 million was available under the facility, of which $4.7 million was utilized for outstanding letters of credit and $11.5 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if the Company's plan of reorganization is not confirmed before that time.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

      The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against the Company.

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company has used $10.8 million in cash from operations in the first quarter of 2006 (as more fully discussed above), which includes the benefit of $2.2 million of accrued but unpaid interest on long-term debt. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future. To meet the funding obligations under the Eighth Plan, the Company anticipates it will need to obtain the contemplated forgiveness of $10 million of interest on the Senior Notes and obtain reimbursement for any unreimbursed coverage litigation costs. Actual sources and uses of funds to consummate the effectiveness of the Eighth Plan or any other plan may differ from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves the Company with sufficient liquidity that further reorganization will not be needed. The Company's inability to obtain confirmation of the Eighth Plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of March 31, 2006 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

      Item 1A.    Risk Factors:

                  The Company has significant asbestos liability and funding exposure, and its proposed amended plan of reorganization may not be confirmed.

                  As more fully set forth in Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are included in this Quarterly Unaudited Condensed Report on Form 10-Q, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements. The outcome of the Avoidance Actions could affect the outcome of plan voting and therefore confirmation of the Eighth Plan.

                  There can be no assurance that the Company will not amend the Eighth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Official Committee of Bondholders. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

                  The Eighth Plan and any alternative plan of reorganization pursued by the Company or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Eighth Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Eighth Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

                  Confirmation of a plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Company's plan of reorganization or in connection with the Company's New Jersey state court insurance coverage litigation discussed elsewhere in this report are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation to reimburse coverage litigation costs as expected, the Company may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in the Company not being able to confirm an amended plan of reorganization or have such plan become effective.

                  Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include:
                  (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI, the majority stockholder of the Company, to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by it and the court overruling any objections to the Company's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (x) the extent to which the Company is able to obtain reimbursement for costs of the coverage litigation, (xi) compliance with the Bankruptcy Code, including Section 524(g) and (xii) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

                  For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Company's 2005 Annual Report on Form 10-K, and Notes 1 and 6 of Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

                  The American Stock Exchange has notified Congoleum that it does not meet the minimum income and stockholders' equity requirements for continued listing of its Class A Common Stock.

                  On April 21, 2006, Congoleum received a letter from the American Stock Exchange (the "Amex") indicating that Congoleum is not in compliance with Section 1003(a)(i) of the Amex Company Guide, with stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and
                  Section 1003(a)(ii) of the Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The letter also stated that the Company must submit a plan by May 22, 2006 advising the Amex of actions it has taken or will take to achieve compliance with the continued listing standards within eighteen months of receipt of the letter, and that this plan must be approved by the Amex, for Congoleum to maintain its listing. Congoleum intends to submit a plan seeking to document that it will achieve compliance with the continued listing standards within such eighteen-month period. There can be no assurance that Congoleum will be able to submit such a plan or achieve such compliance, or that the Amex will accept the Company's plan. If Congoleum's Class A common stock is delisted on the Amex, it may have an adverse impact on the price and liquidity of the Company's Class A common stock.

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

                  The Company currently sells its products through approximately 15 distributors providing approximately 86 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 67% of the Company's net sales for the year ended December 31, 2005 and 70% of the Company's net sales for the year ended December 31, 2004.

                  Stockholder votes are controlled by ABI; Congoleum's interests may not be the same as ABI's interests.

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

                  Possible future sales of shares by ABI could adversely affect the market for Congoleum's stock.

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

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:

                  None

      Item 3. Defaults Upon Senior Securities: The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005 and
                  February 1, 2006, on the Senior Notes. The aggregate amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $21.6 million. As of March 31, 2006, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.8 million. These amounts, plus $2.2 million of accrued interest on the interest due but not paid from February 1, 2004, August 1, 2004,

                  February 1, 2005, August 1, 2005 and February 1, 2006, are included in "Liabilities Subject to Compromise." (See Note 8 "Liabilities Subject to Compromise" of the Notes to Unaudited Condensed Consolidated Financial Statements.)

      Item 4.     Submission of Matters to a Vote of Security Holders: None

      Item 5.     Other Information: None

      Item 6.     Exhibits:

                  (a)   Exhibits

                  Exhibit
                  Number              Exhibits
                  ------              --------

                   3.1     Amended Certificate of Incorporation of the Company
                   3.2     Amended and Restated Bylaws of the Company
                  31.1     Rule 13a-14(a) Certification of Chief Executive
                           Officer
                  31.2     Rule 13a-14(a) Certification of Chief Financial
                           Officer
                  32.1     Section 1350 Certification of the Chief Executive
                           Officer.
                  32.2     Section 1350 Certification of the Chief Financial
                           Officer.
                  99.1 Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.
                  99.2 Settlement and Policy Buyback Agreement and Release by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company.
                  99.3 Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONGOLEUM CORPORATION
                                            (Registrant)


Date:  May 12, 2006            By: /s/ Howard N. Feist III
                                   -------------------------
                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

                                  Exhibit Index

       Exhibit
       Number     Exhibits
       ------     --------

          3.1     Amended Certificate of Incorporation of the Company (1)
          3.2     Amended and Restated Bylaws of the Company (1)
         31.1     Rule 13a-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a) Certification of Chief Financial Officer
         32.1     Section 1350 Certification of the Chief Executive
                  Officer.
         32.2     Section 1350 Certification of the Chief Financial
                  Officer.
         99.1 Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.
         99.2 Settlement and Policy Buyback Agreement and Release by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company.
         99.3 Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company.

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.