Form 10-Q
period 2006-06-30
CONGOLEUM CORP
filed 2006-08-14
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at July 31, 2006
      ----------------------------             ------------------------------

      Class A Common Stock                               3,663,390
      Class B Common Stock                               4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                Consolidated Balance Sheets as of June 30, 2006
                (unaudited) and December 31, 2005..............................4

                Condensed Consolidated Statements of Operations
                for the three and six months ended June 30, 2006
                and 2005 (unaudited)...........................................5

                Condensed Consolidated Statements of Cash Flows for the
                six months ended June 30, 2006 and 2005 (unaudited)............6

                Notes to Unaudited Condensed Consolidated Financial
                Statements (unaudited).........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........40

Item 4.  Controls and Procedures..............................................40


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 41

Item 1A. Risk Factors.........................................................41

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........49

Item 3.  Defaults Upon Senior Securities......................................49

Item 4.  Submission of Matters to a Vote of Security Holders..................49

Item 5.  Other Information ...................................................50

Item 6.  Exhibits.............................................................50

Signatures....................................................................51

                           FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                          CONSOLIDATED BALANCE SHEEETS
                    (In thousands, except per share amounts)

                                                                                             June 30,
                                                                                               2006    December 31,
                                                                                           (Unaudited)     2005
                                                                                          -------------------------
                                            ASSETS
Current assets:
  Cash and cash equivalents ............................................................   $  15,444    $  24,511
  Restricted cash ......................................................................      11,967       11,644
  Accounts receivable, less allowances of $1,388 and $1,142 as of June 30, 2006
    and December 31, 2005, respectively ................................................      24,235       17,092
  Inventories ..........................................................................      39,481       34,607
  Prepaid expenses and other current assets ............................................      23,286       20,139
  Deferred income taxes ................................................................      16,735       16,735
                                                                                           ---------    ---------
      Total current assets .............................................................     131,148      124,728
  Property, plant and equipment, net ...................................................      69,051       73,207
  Other assets, net ....................................................................       9,954        9,412
                                                                                           ---------    ---------
       Total assets ....................................................................   $ 210,153    $ 207,347
                                                                                           =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .....................................................................   $  10,748    $  11,769
  Accrued liabilities ..................................................................      22,507       23,072
  Asbestos-related liabilities .........................................................      23,439       28,369
  Revolving credit loan ................................................................      13,288        9,404
  Accrued taxes ........................................................................         233          107
Liabilities subject to compromise - current ............................................      29,281       23,990
                                                                                           ---------    ---------
       Total current liabilities .......................................................      99,496       96,711
Deferred income taxes ..................................................................      16,735       16,735
Liabilities subject to compromise - long term ..........................................     137,935      138,861
                                                                                           ---------    ---------
       Total liabilities ...............................................................     254,166      252,307
                                                                                           ---------    ---------
                                STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding as of June 30, 2006 and
    4,736,950 shares issued and 3,662,790 shares outstanding as of December 31, 2005,
    respectively........................................................................          47           47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
    outstanding at June 30, 2006 and December 31, 2005, respectively ...................          46           46
Additional paid-in capital .............................................................      49,236       49,126
Retained deficit .......................................................................     (64,568)     (65,405)
Accumulated other comprehensive loss ...................................................     (20,961)     (20,961)
                                                                                           ---------    ---------
                                                                                             (36,200)     (37,147)
Less Class A common stock held in treasury, at cost; 1,073,960 shares at
     June 30, 2006 and 1,074,560 shares at December 31, 2005 respectively ..............       7,813        7,813
                                                                                           ---------    ---------
     Total stockholders' equity (deficit) ..............................................     (44,013)     (44,960)
                                                                                           ---------    ---------
     Total liabilities and stockholders' equity (deficit) ..............................   $ 210,153    $ 207,347
                                                                                           =========    =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                      ---------------------   -----------------------
                                                         2006        2005        2006         2005
                                                          (In thousands, except per share amounts)

Net sales .........................................   $ 58,743    $ 58,108    $ 115,980    $ 115,738
Cost of sales .....................................     45,139      44,338       89,099       88,307
Selling, general and administrative expenses ......     10,261      10,673       20,657       22,406
Asbestos-related reorganization charges ...........         --      15,454           --       15,454
                                                      --------    --------    ---------    ---------
Income (loss) from operations .....................      3,343     (12,357)       6,224      (10,429)
Other income (expense):
    Interest income ...............................        126          84          283          182
    Interest expense ..............................     (2,867)     (2,618)      (5,601)      (5,118)
    Other income ..................................         89         293           47          415
                                                      --------    --------    ---------    ---------
Income (loss) before taxes ........................        691     (14,598)         953      (14,950)

Provision for income taxes ........................         65          --          116           --
                                                      --------    --------    ---------    ---------
Net income (loss) .................................   $    626    $(14,598)   $     837    $ (14,950)
                                                      ========    ========    =========    =========

     Net income (loss) per common share, basic ....   $   0.08    $  (1.77)   $    0.10    $   (1.81)
                                                      ========    ========    =========    =========

     Net income (loss) per common share, diluted ..   $   0.08    $  (1.77)   $    0.10    $   (1.81)
                                                      ========    ========    =========    =========

    Weighted average number of common shares
       outstanding, basic .........................      8,272       8,260        8,272        8,260
                                                      ========    ========    =========    =========

    Weighted average number of common shares
       outstanding, diluted .......................      8,333       8,260        8,328        8,260
                                                      ========    ========    =========    =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               -----------------------
                                                                                   2006        2005
                                                                                    (In thousands)
Cash flows from operating activities:
     Net income (loss) ......................................................   $    837    $(14,950)
     Adjustments to reconcile net (loss) to net cash used in
     Operating activities:
           Depreciation .....................................................      5,152       5,434
           Amortization .....................................................        193         192
           Asbestos-related charge ..........................................         --      15,455
           Stock-based compensation expense .................................        110          --
           Changes in certain assets and liabilities:
                 Accounts and notes receivable ..............................     (7,143)     (3,202)
                 Inventories ................................................     (4,874)     (5,244)
                 Prepaid expenses and other assets ..........................      1,888       1,400
                 Accounts payable ...........................................     (1,021)      3,809
                 Accrued liabilities ........................................      5,347      (1,024)
                 Asbestos-related liabilities ...............................    (11,321)    (12,927)
                 Asbestos-related expense reimbursements from
                       insurance settlement .................................         --       6,091
                 Other liabilities ..........................................       (800)       (518)
                                                                                ---------   ---------
                       Net cash used in operating activities ................    (11,632)     (5,484)
Cash flows from investing activities:
           Capital expenditures .............................................       (996)     (2,155)
                                                                                ---------   ---------
                       Net cash used in investing activities ................       (996)     (2,155)
Cash flows from financing activities:
           Net short-term borrowings ........................................      3,884         637
           Net change in restricted cash ....................................       (323)     (1,311)
                                                                                ---------   ---------
                       Net cash provided by (used in) financing activities ..      3,561        (674)
                                                                                ---------   ---------
Net decrease in cash and cash equivalents ...................................     (9,067)     (8,313)
Cash and cash equivalents:
           Beginning of period ..............................................     24,511      29,710
                                                                                ---------   ---------
           End of period ....................................................   $ 15,444    $ 21,397
                                                                                =========   =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

      During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee (the "ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company has filed a plan of reorganization (the "CNA Plan") and the Official Committee of Bondholders (the "Bondholders' Committee") (representing holders of the Company's 8 5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) has also filed a plan of reorganization (the "Bondholder Plan"). In May 2006, the presiding judge of the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place during June and July 2006. During the mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, American Biltrite, Inc. ("ABI"), on certain terms of a new amended plan (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC on August 11, 2006. The proponents of the CNA Plan and the Bondholder Plan have indicated they will jointly file a new plan by August 18, 2006. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for September 21, 2006.

      There can be no assurance that the Company will not amend the Ninth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve any new plan filed by CNA and the Bondholders' Committee or whether any such plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Ninth Plan. Certain other parties, including the Bondholders' Committee, have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Ninth Plan. While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient note holders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the cram down provisions of the Bankruptcy Code (the "Cramdown Treatment"). Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of newly issued Common Stock of Congoleum, in an amount determined by a Final Order of the Bankruptcy Court; provided, however, that in no event may the amount of such newly issued Common Stock to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of Congoleum on a fully diluted basis.

      The Company expects that the terms of the Ninth Plan may be amended or modified as a result of further negotiations with various parties. The Company expects that the terms of any new plan filed by CNA and the Bondholders' Committee will be materially different from the terms of the Ninth Plan, and any such plan may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Ninth Plan. The Company expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Ninth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be paid in accordance with the terms of the Ninth Plan. Settlement values under the Ninth Plan differ from values under previous plans and the Claimant Agreement. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Ninth Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Ninth Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Ninth Plan or any new amended plan of reorganization, or any new plan to be filed by CNA and the Bondholders' Committee, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

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

      Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first six months of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

      As a result of adopting SFAS 123R effective January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the six months ended June 30, 2006 were $110 thousand, $96 thousand, $0.01 per share and $0.01 per share lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first six months of fiscal year 2005 based on the fair-value method under SFAS 123.

                                                                    For the Six
                                                                    Months Ended
                                                                      June 30,
                                                                        2005
                                                                    -----------
Net income (loss):
      As reported ................................................  $  (14,950)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects ..............................................         114
      Pro forma ..................................................  $  (15,064)
                                                                    ==========
Net income (loss) per share:
      As reported basic and diluted ..............................  $    (1.81)
      Pro forma compensation expense .............................       (0.01)
                                                                    ----------
Pro forma basic and diluted ......................................  $    (1.82)
                                                                    ==========

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

      During the six months ended June 2006 and 2005, the Company did not grant any stock-based awards. Stock compensation expense recognized in the six months of 2006 represents the vesting of options previously granted. The fair values of these options were estimated on the dates of grant using the Black-Scholes model and assumptions determined on the grant dates.

      At June 30, 2006, there was $0.2 million of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 1.3 years.

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

      The following table presents stock option activity for the six months ended June 30, 2006:

                                                                      Weighted-
                                                       Weighted-       Average
                                                        Average       Remaining
                                        Stock          Exercise      Contractual
                                       Options          Price           Term
                                   --------------   -------------   ------------
1995 Plan:
Outstanding at December 31, 2005       672,000          $2.03       6.65 years
Forfeited/Cancelled                     (9,900)         $1.98       6.60 years
Exercised                                  600          $0.36
                                   -------------
Outstanding at June 30, 2006           661,500          $2.03       6.15 years
                                   =============

Exercisable at June 30, 2006           398,400          $2.02       6.15 years

                                                                      Weighted-
                                                     Weighted-        Average
                                                      Average        Remaining
                                       Stock         Exercise       Contractual
                                      Options         Price             Term
                                  -------------   --------------   -------------
1999 Plan:
Outstanding at December 31, 2005       21,500         $2.40         7.54 years
Forfeited/Cancelled                        --
Exercised                                  --
                                  -------------
Outstanding at June 30, 2006           21,500         $2.40         7.04 years
                                  =============

Exercisable at June 30, 2006           21,500         $2.40         7.04 years

      Shares available for future share-based grants to employees and directors under existing plans were 152,800 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options on outstanding shares was $46,854, and the aggregate intrinsic value of options exercisable was $29,183. The total intrinsic value of options vested during the six months ended June 30, 2006 was $(3,235).

      The following table summarizes our non-vested stock option activity for the six months ended June 30, 2006:

                                                               Weighted-Average
                                              Number of          Grant-Date
                                                Shares           Fair Value
                                              --------------  ------------------
1995 Plan:
Non-vested stock options at January 1, 2006       288,400          $1.63

Granted                                                --
Forfeited                                          (3,400)         $1.85
Vested                                            (21,900)         $1.84
                                              --------------
Non-vested stock options at June 30, 2006         263,100          $2.04
                                              ==============

                                                              Weighted-Average
                                              Number of          Grant-Date
                                                Shares           Fair Value
                                              --------------  ------------------
1999 Plan:
Non-vested stock options at January 1, 2006           4,500        $4.14

Granted                                                  --
Forfeited                                                --
Vested                                               (4,500)       $4.14
                                              --------------
Non-vested stock options at June 30, 2006                --           --
                                              ==============

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                    June 30,                  December 31,
                                     2006                        2005
                                ---------------------------------------------

Finished goods                      $31,417                     $25,548
Work-in-process                       2,538                       1,497
Raw materials and supplies            5,526                       7,562
                                      -----                       -----

Total inventories                   $39,481                     $34,607
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

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.5 million at June 30, 2006 and $4.3 million at December 31, 2005, respectively, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at June 30, 2006 and $1.9 million at December 31, 2005, respectively, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") has selected a remedy for the soil and shallow groundwater ("Operable Unit 1" or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed. The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million. If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company's share. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim will cover approximately $0.3 million in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

      The Company filed a motion before the Bankruptcy Court seeking authorization and approval of the Consent Decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well authorization for Liberty Mutual Insurance Company and the Company to make certain payments that have been invoiced to the Company with respect to the Consent Decree and related settlement agreements. A hearing on the motion is scheduled for August 21, 2006.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, the Company commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. Settlement values under the Ninth Plan differ from values under previous plans and the Claimant Agreement. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items.

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

      In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.

      In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Bondholders' Committee has filed the Bondholder Plan. In May 2006, the presiding judge of the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place during June and July 2006. During the mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006. The proponents of the CNA Plan and the Bondholder Plan have indicated they will jointly file a new plan by August 18, 2006. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for September 21, 2006.

      Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements.

      Under the terms of the Ninth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be channeled to the Plan Trust and paid in accordance with the terms of the Ninth Plan.

      There can be no assurance that the Company will not amend the Ninth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve any new plan filed by CNA and the Bondholders' Committee or whether any such plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Ninth Plan. Certain other parties, including the Bondholders' Committee, have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Ninth Plan. While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient note holders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of newly issued Common Stock of Congoleum, in an amount determined by a Final Order of the Bankruptcy Court; provided, however, that in no event may the amount of such newly issued Common Stock to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of Congoleum on a fully diluted basis.

      During 2005 and 2006 the Company has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. It is possible that any of the settling insurers may argue that the Ninth Plan is not substantially similar to relevant provisions of earlier plans referenced in its respective settlement agreement and therefore is relieved of its settlement obligation.

      The Company expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of the Ninth Plan.

      Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Ninth Plan, Congoleum would be entitled to reimbursement of only approximately $3.7 million in cash for such coverage litigation costs and to reimbursement of the $1.3 million in claims processing costs and would not collect the balance of these receivables ($16.8 million at June 30, 2006). The write-off and any applicable forgiveness of indebtedness income pursuant to the Ninth Plan are expected to be recorded at a future date, the net effect of which cannot be determined.

      The Ninth Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Ninth Plan will provide for payment of those claims in full from certain insurance proceeds.

      Under the terms of the Ninth Plan, on the effective date of the Ninth Plan (the "Effective Date"), the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, shall bear interest at 10% per annum payable semi-annually until the maturity date, and will contain appropriate covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

      On the Effective Date, if the holders of the Senior Note Claims (as a class) vote to accept the Ninth Plan, Congoleum will issue and contribute a convertible promissory note (the "New Convertible Security") to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms: (i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A Common Stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the Effective Date, exceeds such initial principal amount; (ii) an initial interest rate equal to 9% of the principal amount per annum, payable semi-annually in arrears, with such interest rate to reset at the rate of 5% of the principal amount per annum on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (on a fully diluted basis with all Class B Common Stock converted to Class A Common Stock) upon a specified default of the obligation to pay interest and a failure to cure such default within any cure period, which, when combined with the New Class A Common Stock, will result in the Plan Trust owning 51% of the voting common shares and 51% of the total economic equity value of Congoleum on a fully diluted basis; and (vi) no voting rights except upon conversion. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

      Under the terms of the Ninth Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled and Congoleum would issue new notes (the "New Senior Notes") in the aggregate principal amount of $100 million which shall be payable semi-annually at the rate of 10% per annum until a maturity date of August 1, 2011; provided, however, that Reorganized Congoleum shall receive a credit against all interest payable under the New Senior Notes for all fees and expenses of the Bondholders' Committee incurred and paid after the date that the Plan is filed with the Bankruptcy Court. The New Senior Notes will be subordinate in priority and payment to the New Convertible Security and the Plan Trust Note.

      While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the Ninth Plan. This alternative treatment will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share of newly issued Common Stock with the Plan Trust, as determined by a Final Order of the Bankruptcy Court; provided, however, that in no event may the amount of such newly issued Common Stock to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of Congoleum on a fully diluted basis.

      As part of the Ninth Plan, Congoleum agreed to indemnify representatives of holders of pre-petition secured asbestos claims (the "Claimants' Representative") and the trustee of the Collateral Trust in connection with arranging and supporting the Ninth Plan and for effecting the forbearance of claimants from exercising any lien rights under the Claimant Agreement and related documents, for claims and costs, including attorneys' fees, up to a maximum of $3 million.

      Under the Ninth Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust and to forego certain indemnification rights it has from Congoleum for asbestos claims. Under the Ninth Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the Ninth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

      There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $13.9 million at a minimum, not including any Market Reset Obligation arising from revaluation of the New Convertible Security or the principal amount of the Plan Trust Note, and could be materially higher.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Ninth Plan. The Company is not yet able to determine the additional costs that may be required to effect the Ninth Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Ninth Plan or any new amended plan of reorganization, or the any new plan to be filed by CNA and the Bondholders' Committee by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

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

      In October 2005, a federal appeals court ruled that the law firm of Gilbert Heintz & Randolph ("GHR"), which had been acting as the Company's insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

      In or about mid-November 2005, and in early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the decision of the United States Court of Appeals for the Third Circuit reversing the Bankruptcy Court's order approving the retention of the Gilbert Heinz & Randolph firm in In re Congoleum, 426 F.3d 675 (3d Cir. 2005), and/or Congoleum's filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase I issues. Congoleum opposed the motions. The motions were argued in January 2006, and in March 2006 the Court denied the motions for summary judgment.

      Congoleum completed the presentation of its case in April 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006. In July 2006 the Court denied the motion for a directed verdict. The trial is scheduled to resume in September 2006.

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

      Given the actions of its excess insurance carriers, the Company believes it likely that it would currently have to fund any asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy proceedings, and based on the anticipated channeling injunction in the Ninth Plan, the Company does not anticipate its future expenditures for defense and indemnity of asbestos-related claims, other than expenditures pursuant to a plan of reorganization, will be significant.

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

      The Company's gross liability of in excess of $491 million for these settlements and contingent liability for the additional approximately $512 million in unsettled claims is substantially in excess of the total assets of the Company. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At June 30, 2006, the Company estimates it will spend a further $13.9 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $9.5 million insurance settlement being held as restricted cash). It also expects to spend a further $7.9 million at a minimum in connection with insurance coverage litigation costs. Required expenditures could be materially higher than these estimates. The Company currently holds $3.7 million in restricted cash that may be available to offset costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. GHR has appealed this ruling. The amount of the disgorgement is approximately $9.6 million. Pursuant to the terms of the Ninth Plan, the net proceeds of the GHR disgorgement would be used to reduce the obligations of Congoleum to the Plan Trust by first being applied to reduce or satisfy principal and accrued interest under the Plan Trust Note and thereafter to reduce or satisfy principal and accrued interest under the New Convertible Security.

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

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries will be assigned to the Collateral Trust or Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2005 to June 30, 2006:

                                                             Reimbursement
                                                                 from
                           Balance at              Reserve     Insurance     Balance at
(in thousands)              12/31/05   Spending    Addition    Settlement      6/30/06
                          -------------------------------------------------------------
Reserves
     Current               $ 19,469    $ (5,576)   $     --      $  --       $ 13,893
     Long-Term                   --          --                     --             --

Receivables
    Current                 (14,793)     (5,745)         --         --        (20,538)
    Long-Term                    --          --          --         --             --
                           --------    --------    --------      -----       --------

Net Asbestos Liability     $  4,676    $(11,321)   $     --      $  --       $ (6,645)
                           ========    ========    ========      =====       ========

Restricted Cash
    Insurance Proceeds     $  8,901    $     --    $    646      $  --       $  9,547

                                                             Reimbursement
                                                                 from
                           Balance at              Reserve     Insurance    Balance at
(in thousands)              12/31/04   Spending    Addition    Settlement    6/30/05
                          -------------------------------------------------------------
Reserves
     Current               $  6,550    $ (5,832)   $ 13,092    $     --     $ 13,810
     Long-Term                2,738          --                      --        2,738

Receivables
    Current                  (1,509)     (7,095)      2,362       6,091         (151)
    Long-Term                (7,300)         --          --          --       (7,300)
                           --------    --------    --------    --------     --------

Net Asbestos Liability     $    479    $(12,927)   $ 15,454    $  6,091     $  9,097
                           ========    ========    ========    ========     ========

Restricted Cash
    Insurance Proceeds     $ 14,530    $ (6,091)   $    182    $     --     $  8,621

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                             Six Months Ended     Six Months Ended
                                 June 30,             June 30,
                                   2006                 2005
                                   ----                 ----

Beginning balance                $  2.1               $  2.8


Accruals                            2.1                  1.7

Charges                            (2.1)                (2.0)
                                --------             --------

Ending balance                   $  2.1               $  2.5
                                ========             ========

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

      Liabilities subject to compromise at June 30, 2006 and December 31, 2005 are as follows:

                                                          (In thousands)
                                                      June 30,     December 31,
                                                        2006          2005
                                                        ----          ----
Current
Pre-petition other payables and accrued interest      $ 29,281      $ 23,990

Non-current
Debt (at face value)                                   100,000       100,000
Pension liability                                       15,914        16,871
Other post-retirement benefit obligation                 8,419         8,407
Pre-petition other liabilities                          13,602        13,583
                                                        ------        ------
Non-current                                            137,935       138,861
                                                      --------      --------

Total liabilities subject to compromise               $167,216      $162,851
                                                      ========      ========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following:

                                                         (In thousands)
                                                 June 30,           December 31,
                                                   2006                 2005
                                                   ----                 ----

Accrued warranty, marketing and sales promotion   $16,577              $19,129

Employee compensation and related benefits          3,330                3,674

Other                                               2,600                  269
                                               ----------             ---------

Total accrued liabilities                         $22,507              $23,072
                                               ==========             =========

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of June 30, 2006 and December 31, 2006 (see Note 8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended June 30, 2006 and 2005:

                                                              (In thousands)
                                                  Three Months Ended     Three Months Ended
                                                     June 30, 2006         June 30, 2005
                                                     -------------         -------------
                                                                Other                 Other
                                                  Pension     Benefits   Pension    Benefits
                                                  -------     --------   -------    --------
Components of Net Periodic Benefit Cost:
    Service cost                                  $  361      $   48     $  355      $  46
    Interest cost                                  1,113         132      1,094        130
    Expected return on plan assets                  (997)         --       (881)        --
    Recognized net actuarial loss                    365          16        385         15
    Amortization of transition obligation             --          --        (18)        --
    Amortization of prior service cost               (54)          9        (72)       (47)
                                                  ------      ------     ------      -----
Net periodic benefit cost                         $  788      $  205     $  863      $ 144
                                                  ======      ======     ======      =====

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                        June 30, 2006               June 30, 2005
                                                        -------------               -------------
                                                                   Other                       Other
                                                   Pension        Benefits       Pension     Benefits
                                                   -------        --------       -------     --------
    Discount rate                                   6.00%          6.00%          6.25%        6.25%
    Expected long-term return on plan  assets       7.00%            --           7.00%          --
    Rate of compensation increase                   4.00%            --           4.00%          --
          Income from operations                    5.50%                         5.50%

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the six months ended June 30, 2006 and 2005:

                                                         (In thousands)
                                              Six Months Ended    Six Months Ended
                                               June 30, 2006        June 30, 2005
                                               -------------        -------------
                                                        Other               Other
                                            Pension   Benefits   Pension   Benefits
                                            -------   --------   -------   --------
Components of Net Periodic Benefit Cost:
    Service cost                            $   721    $    96   $   710    $    92
    Interest cost                             2,226        264     2,188        260
    Expected return on plan assets           (1,994)        --    (1,762)        --
    Recognized net actuarial loss               731         32       769         30
    Amortization of transition obligation        --         --       (36)        --
    Amortization of prior service cost         (108)        18      (144)       (94)
                                            -------    -------   -------    -------
Net periodic benefit cost                   $ 1,576    $   410   $ 1,725    $   288
                                            =======    =======   =======    =======

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                      June 30, 2006             June 30, 2005
                                                      -------------             -------------
                                                                Other                       Other
                                                 Pension       Benefits      Pension      Benefits
                                                 -------       --------      -------      --------
    Discount rate                                 6.00%         6.00%         6.25%         6.25%
    Expected long-term return on plan  assets     7.00%           --          7.00%           --
    Rate of compensation increase                 4.00%           --          4.00%           --
          Income from operations                  5.50%                       5.50%

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

      During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Bondholders' Committee (representing holders of the Senior Notes) has filed the Bondholder

Plan. In May 2006, the presiding judge of the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place during June and July 2006. During the mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC the FCR and ABI on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC, on August 11, 2006. The proponents of the CNA Plan and the Bondholder Plan have indicated they will jointly file a new plan by August 18, 2006. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for September 21, 2006.

      There can be no assurance that the Company will not amend the Ninth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve any new plan filed by CNA and the Bondholders' Committee or whether any such plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Ninth Plan. Certain other parties, including the Bondholders' Committee, have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Ninth Plan. While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient note holders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of newly issued Common Stock of Congoleum, in an amount determined by a Final Order of the Bankruptcy Court; provided, however, that in no event may the amount of such newly issued Common Stock to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of Congoleum on a fully diluted basis.

      The Company expects that the terms of the Ninth Plan may be amended or modified as a result of further negotiations with various parties. The Company expects that the terms of any new plan filed by CNA and the Bondholders' Committee will be materially different from the terms of the Ninth Plan, and these plans may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Ninth Plan. The Company expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Ninth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Ninth Plan. Settlement values under the Ninth Plan differ from values under previous plans and the Claimant Agreement. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Ninth Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Ninth Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Ninth Plan or any new amended plan of reorganization, or any new plan to be filed by CNA and the Bondholders' Committee, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

      Three and six months ended June 30, 2006 as compared to three and six months ended June 30, 2005:

                                  Three months ended               Six months ended
                                       June 30,                       June 30,
                                2006           2005            2006            2005
                              (In thousands of dollars)      (In thousands of dollars)

Net sales                     $58,743        $ 58,108        $115,980         $115,738
Cost of sales                  45,139          44,338          89,099           88,307
                              -------        ---------       ---------        ---------
Gross profit                   13,604  23.2%   13,770  23.7%   26,881  23.2%    27,431    23.7%
Selling, general and
    administrative expenses    10,261  17.5%   10,673  18.4%   20,657  17.8%    22,406    19.4%
Asbestos related
    reorganization charges         --          15,454              --           15,454
                              -------        ---------       ---------        ---------

Operating income (loss)         3,343         (12,357)          6,224          (10,429)
Interest expense               (2,867          (2,618)         (5,601)          (5,118)
Other income, net                 215             377             330              597
                              -------        ---------       ---------        ---------
Income (loss) before taxes        691         (14,598)            953          (14,950)
Provision for income taxes         65              --             116               --
                              -------        ---------       ---------        ---------

Net income (loss)             $   626        $(14,598)       $    837         $(14,950)
                              =======        =========       =========        =========

      Net sales for the three months ended June 30, 2006 totaled $58.7 million as compared to $58.1 million for the same period in the prior year, an increase of $0.6 million or 1.1%. The increase primarily reflected the impact of price increases taken in the second half of 2005 and the replenishment of inventories by the company's largest distributor. These increases were partially offset by weak retail demand for residential sheet products and softer sales in the commercial tile category. Net sales for the six months ended June 30, 2006 were $116.0 million as compared to $115.7 million for the six months ended June 30, 2005, an increase of $0.3 million. The increase reflected the impact of price increases instituted in the second half of 2005 and stronger sales of mid-priced resilient sheet products and higher sales of manufactured housing products. Offsetting these increases were weaker sales in high-end resilient sheet products and less demand for promotional product.

      Gross profit for the three months ended June 30, 2006 totaled $13.6 million or 23.2% of net sales, compared to $13.8 million, or 23.7% of net sales, for the same period last year. The deterioration in gross margins reflect the impact of higher raw material and utility costs which reduced margins by approximately 4% of net sales, partially offset by selling price increases totaling 3.6%. Gross profit for the six months ended June 30, 2006 totaled $26.9 million, or 23.2% of net sales, compared to $27.4 million, or 23.7% of net sales, for the same period last year. The major factors leading to the deterioration in gross margin were the increase in raw material costs and utility costs experienced during the second half of 2005, which reduced margins by approximately 3.2% of net sales. This was partially mitigated by the 2.6% increase in selling prices.

      Selling, general and administrative expenses were $10.3 million for the three months ended June 30, 2006, as compared to $26.1 million for the same period last year. The reduction in expense reflects a $15.5 million charge for reorganization expense taken in the second quarter of 2005, lower merchandising expenses (down $0.2 million) and lower freight expense ($0.2 million). As a percent of net sales, selling, general and administrative expenses totaled 17.5% of net sales for the second quarter of 2006 versus 44.9% for the same period last year. Selling, general and administrative expenses were $20.7 million for the six months ended June 30, 2006 as compared to $37.9 million for the six months ended June 30, 2005, a decrease of $17.2 million. The reduction in expenses primarily reflects a reorganization related charge of $15.5 million taken in 2005. Additionally, 2006 expenses were lower as a result of reduced merchandising related expenses ($0.7 million), lower compensation costs related to workforce reduction ($0.5 million) and lower freight costs ($0.3 million). As a percent of net sales, selling, general and administrative costs were 17.8% for the six months ended June 30, 2006 compared to 32.7% for the same period last year.

      Income from operations totaled $3.3 million for the quarter ended June 30, 2006, compared to a loss from operations of $12.4 million. The 2005 numbers include a charge for reorganization expenses of $15.5 million which was the primary reason for the improvement in 2006. Income from operations was $6.2 million for the six months ended June 30, 2006 compared to a loss of $10.4 million for the six months ended June 30, 2005. The improvement in operating income in 2006 reflects the reorganization related charge taken in 2005, coupled with lower selling, general and administrative expenses experienced in 2006.

Liquidity and Capital Resources

      The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the Company's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During the first six months of 2006, the Company paid $11.3 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies.

      Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Ninth Plan, Congoleum would be entitled to reimbursement of only approximately $3.7 million in cash for such coverage litigation costs, and to reimbursement of the $1.3 million in claims processing fees and would not collect the balance of these receivables ($16.8 million at June 30, 2006). The write-off and any applicable forgiveness of indebtedness income pursuant to the Ninth Plan are expected to be recorded at a future date, the net effect of which cannot be determined.

      Congoleum expects to spend a further $13.9 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities in addition to the $9.5 million insurance settlement being held as restricted cash. It also expects to spend a further $7.9 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. The Company currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at June 30, 2006 is approximately $27.8 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing. In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The law firm has appealed this ruling. The amount of the disgorgement is approximately $9.6 million. Pursuant to the terms of the Ninth Plan, the net proceeds of the GHR disgorgement would be used to reduce the obligations of Congoleum to the Plan Trust by first being applied to reduce or satisfy principal and accrued interest under the Plan Trust Note and thereafter to reduce or satisfy principal and accrued interest under the New Convertible Security.

      Under the terms of the Ninth Plan, on the Effective Date, the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, will bear interest at 10% per annum payable semi-annually until the maturity date, and will contain appropriate covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

      Under the terms of the Ninth Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled and Congoleum would issue new notes

(the "New Senior Notes") in the aggregate principal amount of $100 million which shall be payable semi-annually at the rate of 10% per annum until a maturity date of August 1, 2011; provided, however, that Reorganized Congoleum shall receive a credit against all interest payable under the New Senior Notes for all fees and expenses of the Bondholders' Committee incurred and paid after the date that the Plan is filed with the Bankruptcy Court. The New Senior Notes will be subordinate in priority and payment to the New Convertible Security and the Plan Trust Note. There can be no assurance that the plan which is ultimately confirmed will provide for such maturity extension or other terms.

      While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the Ninth Plan. This alternative treatment which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share of newly issued Common Stock with the Plan Trust, as determined by a Final Order of the Bankruptcy Court; provided, however, that in no event may the amount of such newly issued Common Stock to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of Congoleum on a fully diluted basis.

      On the Effective Date, if the holders of the Senior Note Claims (as a class) vote to accept the Ninth Plan, Congoleum will issue and contribute the New Convertible Security to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms:
(i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A Common Stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the Effective Date, exceeds such initial principal amount; (ii) an initial interest rate equal to 9% of the principal amount per annum, payable semi-annually in arrears, with such interest rate to reset at the rate of 5% of the principal amount per annum on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (on a fully diluted basis with all Class B Common Stock converted to Class A Common Stock) upon a specified default of the obligation to pay interest and a failure to cure such default within any cure period, which, when combined with the New Class A Common Stock, will result in the Plan Trust owning 51% of the voting common shares and 51% of the total economic equity value of Congoleum on a fully diluted basis; and (vi) no voting rights except upon conversion. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

      Unrestricted cash and cash equivalents, including short-term investments at June 30, 2006, were $15.4 million, a decrease of $9.1 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on the

Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.4 million and $2.0 million at June 30, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $9.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at June 30, 2006. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $31.7 million at June 30, 2006, up from $28.0 million at December 31, 2005. The ratio of current assets to current liabilities at June 30, 2006 was 1.3 to 1.0, which is unchanged from December 31, 2005. The ratio of debt to total capital at June 30, 2006 was 0.48 to 1.0 which is also unchanged since December 31, 2005. Net cash used by operations during the first six months of 2006 was $11.6 million, as compared to net cash used by operations of $5.5 million in the first six months of 2005. The increase in cash used by operations in the first six months of 2006 versus the first six months of 2005 was primarily due to higher working capital requirements and increased reorganization expenditures in 2006.

      Capital expenditures for the six months ended June 30, 2006 totaled $1.0 million. The Company is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at June 30, 2006. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2006, based on the level of receivables and inventory, $18.1 million was available under the facility, of which $4.8 million was utilized for outstanding letters of credit and $13.5 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if the Company's plan of reorganization is not confirmed before that time.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company has used $11.6 million in cash from operations in the first six months of 2006 (as more fully discussed above), which includes the benefit of $5.2 million of accrued but unpaid interest on long-term debt. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the remainder of 2006. Based on expected costs to complete its reorganization proceedings, the Company anticipates it will need to obtain the contemplated approximately $14 million from the Plan Trust Note to provide it with sufficient liquidity when the Ninth Plan goes effective. Actual sources and uses of funds to consummate the effectiveness of the Ninth Plan or any other plan may differ significantly from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves the Company with sufficient liquidity that further reorganization will not be needed. The Company's inability to obtain confirmation of the Ninth Plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements.

Item  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of June 30, 2006 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

      Item 1A.    Risk Factors:

                  The Company has significant asbestos liability and funding exposure, and its Ninth Plan may not be confirmed.

                  As more fully set forth in Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are included in this Quarterly Unaudited Condensed Report on Form 10-Q, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements. The outcome of the Avoidance Actions could affect the outcome of plan voting and therefore confirmation of the Ninth Plan.

                  There can be no assurance that the Company will not amend the Ninth Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Bondholders' Committee, who have further indicated an intent to file another plan jointly by August 18, 2006. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

                  The Ninth Plan and any alternative plan of reorganization pursued by the Company or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Ninth Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Ninth Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

                  The Ninth Plan could be confirmed in accordance with the cram down provisions of the Bankruptcy Code which would materially affect the recoveries of holders of the Senior Notes, eliminate interests of existing shareholders, and result in a change of control of Congoleum.

                  The Ninth Plan provides that if the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the cram down provisions of the Bankruptcy Code. Under the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive, with the Plan Trust, their pro rata share of newly issued Common Stock, in an amount determined by a Final Order of the Bankruptcy Court; provided, however, that in no event would the amount of newly issued Common Stock to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of

                  Congoleum on a fully diluted basis. While the value of the shares that the holders of the Senior Notes would receive cannot be determined, the Company believes such value will be materially less than the value of the New Senior Notes that holders of the Senior Notes would receive if the Cramdown Treatment is not required.

                  Cancellation of the existing shares and issuance of new shares would result in a complete change of the ownership and control of Congoleum. While the reaction by customers, suppliers, employees and others to such a change cannot be determined, it could have a material adverse effect on Congoleum's business, results of operations and financial condition.

                  The American Stock Exchange has notified Congoleum that it does not meet the minimum income and stockholders' equity requirements for continued listing of its Class A Common Stock.

                  On April 21, 2006, Congoleum received a letter from the American Stock Exchange (the "Amex") indicating that Congoleum is not in compliance with Section 1003(a)(i) of the Amex Company Guide, with stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and
                  Section 1003(a)(ii) of the Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The letter also stated that the Company must submit a plan by May 22, 2006 advising the Amex of actions it has taken or will take to achieve compliance with the continued listing standards within eighteen months of receipt of the letter, and that this plan must be approved by the Amex, for Congoleum to maintain its listing. Congoleum submitted such a plan which was accepted by the Amex, who will continue to monitor Congoleum's progress toward compliance. There can be no assurance that Congoleum will be able to achieve such compliance, or that the Amex will remain satisfied with Congoleum's progress toward compliance. If Congoleum's Class A common stock is delisted on the Amex, it may have an adverse impact on the price and liquidity of the Company's Class A common stock.

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

                  The Company currently sells its products through approximately 15 distributors providing approximately 86 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 69% of the Company's net sales for the year ended June 30, 2006 and 67% of the Company's net sales for the year ended December 31, 2005.

                  Stockholder votes are controlled by ABI; Congoleum's interests may not be the same as ABI's interests.

                  ABI owns a majority (approximately 55% as of December 31, 2005) of the outstanding shares of the Company's common stock, representing a 69.4% voting interest. As a result, ABI can elect all of the Company's directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of the Company's assets, any matters submitted to a vote of the Company's stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, the selection and tenure of the Company's Chief Executive Officer, payment of dividends with respect to common stock or other equity securities and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for Congoleum or any other change in control could have an adverse effect on the market price for the Company's common stock. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

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
                  None

      Item 3. Defaults Upon Senior Securities: The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005 and
                  February 1, 2006, on the Senior Notes. The aggregate amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $24.2 million. As of June 30, 2006, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.8 million. These amounts, which include $2.6 million of accrued interest on the interest due but not paid from February 1, 2004, August
                  1, 2004, February 1, 2005, August 1, 2005 and February 1, 2006, are included in "Liabilities Subject to Compromise." (See Note 8 "Liabilities Subject to Compromise" of the Notes to Unaudited Condensed Consolidated Financial Statements.)
                  The company also did not make a scheduled payment of $4.3 million that was due on August 1, 2006.

         Item 4.  Submission of Matters to a Vote of Security Holders:


      At the annual meeting of the Company's Stockholders held on May 9, 2006, all director nominees were elected.

      The three nominees who were elected as Class A directors will hold office until the meeting of stockholders to be held in 2009 and until their successors are duly elected and qualify. The results of the vote for the election of those directors are set forth below.

                                     Number of                  Number of
                Name                Votes For               Votes Withheld
         --------------------   --------------------   -----------------------
         William M. Marcus          11,183,208                  16,208
         C. Barnwell Straut         11,182,126                  17,110
         Jeffrey H. Coats           11,183,436                  15,800

The directors whose terms of office continued and the years their terms expire are as follows:

         Class B Directors - Term Expires in 2007
         ----------------------------------------

         Mark N. Kaplan
         Richard G. Marcus
         Mark S. Newman

         Class C Directors - Term Expires in 2008
         ----------------------------------------

         Roger S. Marcus
         John N. Irwin III
         Adam H. Slutsky

         Item 5.  Other Information: None

         Item 6.  Exhibits:

                  (a) Exhibits

   Exhibit
   Number     Exhibits
   ------     --------

       3.1    Amended Certificate of Incorporation of the Company
       3.2    Amended and Restated Bylaws of the Company
      31.1    Rule 13a-14(a) Certification of Chief Executive Officer
      31.2    Rule 13a-14(a) Certification of Chief Financial Officer
      32.1    Section 1350 Certification of the Chief Executive Officer.
      32.2    Section 1350 Certification of the Chief Financial Officer.
      99.1 Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of August 11, 2006, including the Exhibits thereto.
      99.2 Disclosure Statement With Respect to the Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of August 11, 2006, including the Exhibits thereto with the exception of Exhibit A, which is included herein as Exhibit 99.1.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONGOLEUM CORPORATION
                                         (Registrant)


Date: August 14, 2006       By: /s/ Howard N. Feist III
                                ------------------------
                                Howard N. Feist III
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial & Accounting Officer)

                                  Exhibit Index


   Exhibit
   Number     Exhibits
   ------     --------

       3.1    Amended Certificate of Incorporation of the Company (1)
       3.2    Amended and Restated Bylaws of the Company (1)
      31.1    Rule 13a-14(a) Certification of Chief Executive Officer
      31.2    Rule 13a-14(a) Certification of Chief Financial Officer
      32.1    Section 1350 Certification of the Chief Executive Officer.
      32.2    Section 1350 Certification of the Chief Financial Officer.
      99.1 Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of August 11, 2006, including the Exhibits thereto.
      99.2 Disclosure Statement With Respect to the Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of August 11, 2006, including the Exhibits thereto with the exception of Exhibit A, which is included herein as Exhibit 99.1.

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.