Form 10-Q
period 2006-09-30
CONGOLEUM CORP
filed 2006-11-13
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

                                       or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 2006
   -----------------------------              --------------------------------

       Class A Common Stock                              3,663,390
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2006
          (unaudited) and December 31, 2005..................................  4

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)......  5

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)...............  6

          Notes to Unaudited Condensed Consolidated Financial Statements
          (unaudited) .......................................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 34

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 44

Item 4.   Controls and Procedures............................................ 44


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 45

Item 1A.  Risk Factors....................................................... 45

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 53

Item 3.   Defaults Upon Senior Securities.................................... 53

Item 4.   Submission of Matters to a Vote of Security Holders................ 53

Item 5.   Other Information.................................................. 53

Item 6.   Exhibits .......................................................... 54

Signatures .................................................................. 55

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                          CONSOLIDATED BALANCE SHEEETS
                    (In thousands, except per share amounts)

                                                                                             September 30,
                                                                                                 2006       December 31,
                                                                                              (Unaudited)       2005
                                                                                             ----------------------------
                               ASSETS
Current assets:
  Cash and cash equivalents ................................................................   $  19,722    $  24,511
  Restricted cash ..........................................................................      10,220       11,644
  Accounts receivable, less allowances of $1,420 and $1,142 as of
     September 30, 2006 and December 31, 2005, respectively ................................      26,731       17,092
  Inventories ..............................................................................      34,062       34,607
  Prepaid expenses and other current assets ................................................      23,555       20,139
  Deferred income taxes ....................................................................      16,735       16,735
                                                                                               ---------    ---------
       Total current assets ................................................................     131,025      124,728
  Property, plant and equipment, net .......................................................      68,002       73,207
  Other assets, net ........................................................................      10,515        9,412
                                                                                               ---------    ---------
       Total assets ........................................................................   $ 209,542    $ 207,347
                                                                                               =========    =========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .........................................................................   $  14,295    $  11,769
  Accrued liabilities ......................................................................      23,739       23,072
  Asbestos-related liabilities .............................................................      16,635       28,369
  Revolving credit loan ....................................................................      14,286        9,404
  Accrued taxes ............................................................................         109          107
Liabilities subject to compromise - current ................................................      31,965       23,990
                                                                                               ---------    ---------
       Total current liabilities ...........................................................     101,029       96,711
Deferred income taxes ......................................................................      16,735       16,735
Liabilities subject to compromise - long term ..............................................     136,156      138,861
                                                                                               ---------    ---------
       Total liabilities ...................................................................     253,920      252,307
                                                                                               ---------    ---------
                   STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized;
    4,736,950 shares issued and 3,663,390 shares outstanding as of September 30, 2006 and
    4,736,950 shares issued and 3,662,790 shares outstanding as of December 31, 2005,
    respectively ...........................................................................          47           47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
    outstanding at September 30, 2006 and December 31, 2005, respectively ..................          46           46
Additional paid-in capital .................................................................      49,294       49,126
Retained deficit ...........................................................................     (64,991)     (65,405)
Accumulated other comprehensive loss .......................................................     (20,961)     (20,961)
                                                                                               ---------    ---------
                                                                                                 (36,565)     (37,147)
Less Class A common stock held in treasury, at cost; 1,073,960 shares at
     September 30, 2006 and 1,074,560 shares at December 31, 2005 respectively .............       7,813        7,813
                                                                                               ---------    ---------
     Total stockholders' equity (deficit) ..................................................     (44,378)     (44,960)
                                                                                               ---------    ---------
     Total liabilities and stockholders' equity (deficit) ..................................   $ 209,542    $ 207,347
                                                                                               =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                    ------------------------------------------------
                                                       2006        2005         2006         2005
                                                         (In thousands, except per share amounts)

Net sales ........................................   $ 57,460    $ 60,507    $ 173,440    $ 176,245
Cost of sales ....................................     44,562      47,270      133,661      135,577
Selling, general and administrative expenses .....     10,681      10,556       31,338       32,962
Asbestos-related reorganization charges ..........         --          --           --       15,454
                                                     --------    --------    ---------    ---------
Income (loss) from operations ....................      2,217       2,681        8,441       (7,748)
Other income (expense):
    Interest income ..............................        104          91          387          273
    Interest expense .............................     (2,916)     (2,670)      (8,517)      (7,788)
    Other income .................................         77         223          124          638
                                                     --------    --------    ---------    ---------
Income (loss) before taxes .......................       (518)        325          435      (14,625)

Provision (benefit) for income taxes .............        (94)         --           22           --
                                                     --------    --------    ---------    ---------
Net income (loss) ................................   $   (424)   $    325    $     413    $ (14,625)
                                                     ========    ========    =========    =========

    Net income (loss) per common share, basic ....   $  (0.05)   $   0.04    $    0.05    $   (1.77)
                                                     ========    ========    =========    =========

    Net income (loss) per common share, diluted ..   $  (0.05)   $   0.04    $    0.05    $   (1.77)
                                                     ========    ========    =========    =========

    Weighted average number of common shares
          outstanding, basic .....................      8,280       8,261        8,317        8,261
                                                     ========    ========    =========    =========

    Weighted average number of common shares
          outstanding, diluted ...................      8,280       8,642        8,329        8,261
                                                     ========    ========    =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    ---------------------
                                                                                       2006        2005
                                                                                        (In thousands)
Cash flows from operating activities:
      Net income (loss) .........................................................   $    413    $(14,625)
      Adjustments to reconcile net income (loss) to net cash used in Operating activities:
             Depreciation .......................................................      7,742       8,083
             Amortization .......................................................        289         288
             Asbestos-related charge ............................................         --      15,454
             Stock-based compensation expense ...................................        169          --
             Changes in certain assets and liabilities:
                    Accounts and notes receivable ...............................     (9,639)     (8,538)
                    Inventories .................................................        545       2,558
                    Prepaid expenses and other assets ...........................        479         577
                    Accounts payable ............................................      2,526        (712)
                    Accrued liabilities .........................................      5,689       3,415
                    Asbestos-related liabilities ................................    (17,752)    (20,819)
                    Asbestos-related expense reimbursements from
                        insurance settlement ....................................      3,684       6,091
                    Other liabilities ...........................................     (2,703)     (1,838)
                                                                                    --------    --------
                        Net cash used in operating activities ...................     (8,558)    (10,066)
Cash flows from investing activities:
             Capital expenditures ...............................................     (2,537)     (3,640)
                                                                                    --------    --------

                        Net cash used in investing activities ...................     (2,537)     (3,640)
                                                                                    --------    --------

Cash flows from financing activities:
             Net short-term borrowings ..........................................      4,882       3,095
             Net change in restricted cash ......................................      1,424      (1,441)
                                                                                    --------    --------

                        Net cash provided by financing activities ...............      6,306       1,654
                                                                                    --------    --------

Net decrease in cash and cash equivalents .......................................     (4,789)    (12,052)
Cash and cash equivalents:
             Beginning of period ................................................     24,511      29,710
                                                                                    --------    --------
             End of period ......................................................   $ 19,722    $ 17,658
                                                                                    ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

      During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee (the "ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Committee of Bondholders (the "Bondholders' Committee") (representing holders of the Company's 8 5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, American Biltrite, Inc. ("ABI"), on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC on August 11, 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan on August 18, 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC on September 15, 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). On October 23, 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan") which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. On October 26, 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions which are pending. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes rulings issued with respect to the Tenth Plan will also apply to the Eleventh Plan.

      There can be no assurance that the Company will not amend the Eleventh Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve the CNA Plan or whether the CNA Plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eleventh Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eleventh Plan. Furthermore, an ad hoc committee of noteholders claiming to hold 44.96% of the Senior Notes has threatened to vote against the Eleventh Plan. While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the summary judgment motion regarding the Tenth Plan is denied), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient noteholders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the cram down provisions of the Bankruptcy Code (the "Cramdown Treatment"). Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of Common Stock of Congoleum, as determined by the Bankruptcy Court in the Confirmation Order.

      The terms of the Eleventh Plan could be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan are materially different from the terms of the Eleventh Plan, and the CNA Plan may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eleventh Plan. The Company expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance

Actions remain pending. The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Under the terms of the Eleventh Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be paid in accordance with the terms of the Eleventh Plan. Settlement values under the Eleventh Plan differ from values under previous plans, the Claimant Agreement, and other pre-petition settlement agreements. As a result of such differences, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eleventh Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eleventh Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eleventh Plan or any new amended plan of reorganization or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

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

2.    Recent Accounting Principles:

Pension and Other Postretirement Plans

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), which amends SFAS No. 87, Employers Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003). SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Based on the funded status of the Company's pension plans as of December 31, 2005 and assuming the same December 31, 2005 actuarial assumptions, such as discount rates and asset returns, and plan experience, the Company estimates that the impact due to the recognition at December 31, 2006 of previously unrecognized amounts would reduce shareholders' equity by approximately $2.0 million, before the recognition of any tax effect, which the Company believes is not material. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available. Actuarial assumptions used for valuations of the Company's pension and other postretirement plan liabilities as of December 31, 2006 may differ from actuarial assumptions used as of December 31, 2005.

      Share Based Payment

      On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer permitted.

      Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first nine months of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock

Issued to Employees" (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

      As a result of adopting SFAS 123R effective January 1, 2006, income before taxes, net income and basic and diluted earnings per share for the nine months ended September 30, 2006 were $169 thousand and $0.02 per share lower, respectively, than if The Company had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first nine months of fiscal year 2005 based on the fair-value method under SFAS 123.

                                                     For the Nine
                                                     Months Ended
                                                     September 30,
                                                         2005
                                                     ------------
Net (loss):
    As reported                                      $  (14,625)
Deduct: Total stock-based employee
compensation
expense determined under fair value based
method
for all awards, net of related tax effects                  173
                                                     ----------
    Pro forma                                        $  (14,798)
                                                     ==========
Net income (loss) per share:
    As reported basic and diluted                    $    (1.77)
    Pro forma compensation expense                        (0.02)
                                                     ----------
Pro forma basic and diluted                          $    (1.79)
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

      At September 30, 2006, there was $0.1 million of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 1.2 years.

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

     On July 1, 2006, the Company issued 2,500 options under the 1999 Plan at an exercise price of $2.11 per share. The fair values of these options were estimated on the dates of grant using the Black-Scholes model and assumptions determined on the grant dates.

     The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model. A summary of the assumptions used for stock option grants are as follows:

                                       For Year Ended December 31,
                                     ---------------------------------
1999 Stock Option Plan                 2006         2005        2004
                                     ---------------------------------
         Dividend yield                 0.00%       0.00%       0.00%
         Expected volatility           88.37%      92.00%      92.00%
         Option forfeiture rate        10.00%      10.00%      10.00%
         Risk free interest rate        4.94%       4.76%       5.02%
         Expected lives              7.0 years   7.0 years   7.0 years

     The following table presents stock option activity for the nine months ended September 30, 2006:

                                                                    Weighted-
                                                    Weighted-        Average
                                                     Average        Remaining
                                        Stock        Exercise      Contractual
                                       Options        Price           Term
                                      ---------     ---------      -----------
1995 Plan:
Outstanding at December 31, 2005       672,000         $2.03       6.65 years
Forfeited/Cancelled                    (32,400)        $2.03       6.53 years
Exercised                                  600         $0.36
                                      --------
Outstanding at September 30, 2006      639,000         $2.03       5.91 years
                                      ========

Exercisable at September 30, 2006      490,000         $2.03       5.91 years

                                                                     Weighted-
                                                      Weighted-       Average
                                                       Average       Remaining
                                         Stock         Exercise     Contractual
                                        Options         Price          Term
                                       ----------    -----------  -------------
1999 Plan:
Outstanding at December 31, 2005          21,500      $   2.40     7.54 years
Forfeited/Cancelled                           --
Exercised                                     --
Granted                                    2,500      $   2.11     9.75 years
                                       ---------
Outstanding at September 30, 2006         24,000      $   2.37     7.10 years
                                       =========

Exercisable at September 30, 2006         21,500      $   2.40     7.10 years

     Shares available for future share-based grants to employees and directors under existing plans were 172,800 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options on outstanding shares was $35 thousand, and the aggregate intrinsic value of options exercisable was $23 thousand. The total intrinsic value of options vested during the nine months ended September 30, 2006 was $7 thousand.

     The following table summarizes our non-vested stock option activity for the nine months ended September 30, 2006:

                                                                Weighted-Average
                                                  Number of        Grant-Date
                                                    Shares         Fair Value
                                                 ------------   ----------------
1995 Plan:
Non-vested stock options at January 1, 2006         288,400           $1.63

Granted                                                  --
Forfeited                                            (3,400)          $1.85
Vested                                             (136,000)          $2.02
                                                 -----------
Non-vested stock options at September 30, 2006      149,000           $2.04
                                                 ===========

                                                                Weighted-Average
                                                  Number of        Grant-Date
                                                    Shares         Fair Value
                                                 -----------    ----------------
1999 Plan:
Non-vested stock options at January 1, 2006           4,500           $4.14

Granted                                               2,500           $2.11
Forfeited                                                --
Vested                                               (4,500)          $4.14
                                                 ------------
Non-vested stock options at September 30, 2006        2,500           $2.11
                                                 ============

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                   September 30,    December 31,
                                       2006            2005
                                   -----------------------------

Finished goods                     $   25,479       $   25,548
Work-in-process                         2,857            1,497
Raw materials and supplies              5,726            7,562
                                   ----------       ----------

Total inventories                  $   34,062       $   34,607
                                   ==========       ==========

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

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.8 million at September 30, 2006 and $4.3 million at December 31, 2005, respectively, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at September 30, 2006 and $1.9 million at December 31, 2005, respectively, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") has selected a remedy for the soil and shallow groundwater ("Operable Unit 1" or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed. The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million. If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company's share. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

      The Company filed a motion before the Bankruptcy Court seeking authorization and approval of the Consent Decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well authorization for Liberty Mutual Insurance Company and the Company to make certain payments that have been invoiced to the Company with respect to the Consent Decree and related settlement agreements. An order authorizing and approving the Consent Decree and related settlement agreements was issued by the Bankruptcy Court in August 2006.

      The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total cleanup costs of $1.3 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.0 million is included in non-current liabilities subject to compromise.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, the Company commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. Settlement values under the Eleventh Plan differ from values under previous plans, the Claimant Agreement and other pre-petition settlement agreements. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, CNA filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan on August 18, 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC on September 15, 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. On October 23, 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the Eleventh Plan) which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. On October 26, 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions which are pending. Because the Tenth and Eleventh Plans are substantially identical, the Company believes rulings issued with respect to the Tenth Plan will also apply to the Eleventh Plan.

      The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Settlement values under the Eleventh Plan differ from the values under previous plans, the Claimant Agreement and other pre-petition settlement agreements. Under the terms of the Eleventh Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be channeled to the Plan Trust and paid in accordance with the terms of the Eleventh Plan.

      There can be no assurance that the Company will not amend the Eleventh Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve the CNA Plan or whether the CNA Plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eleventh Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eleventh Plan. Furthermore, an ad hoc committee of noteholders holding 44.96% of the Senior Notes has threatened to vote against the Eleventh Plan. While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the summary judgment motion regarding the Tenth Plan is denied), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient noteholders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of Common Stock of Congoleum, as determined by the Bankruptcy Court in the Confirmation Order.

      During 2005 and 2006 the Company has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the U.S. District Court. The

District Court, however, entered an order on September 8, 2006 that administratively terminated the appeal. AIG has recently reserved the right to argue that the Plan, if confirmed, could lead to the possibility that the AIG settlement may be declared void; for its part, the Company has reserved its rights to oppose any such argument. The AIG settlement further provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 10, 2007. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. The FCR, Federal and the Company have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement. A hearing to consider the Travelers settlement has been adjourned until such time that such discovery can be reasonably completed. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies have appealed the Bankruptcy Court approval order to the U.S. District Court, where it is pending. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations.

      The Company expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of the Eleventh Plan.

      Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would be entitled to reimbursement of only the $1.3 million in claims processing costs and would not collect the balance of these receivables ($18.8 million at September 30, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to the Eleventh Plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined.

      The Eleventh Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Eleventh Plan will provide for payment of those claims in full from certain insurance proceeds.

      Under the terms of the Eleventh Plan, on the effective date of the Eleventh Plan (the "Effective Date"), the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR, the Claimants' Representative and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, shall bear interest at 10% per annum payable semi-annually until the maturity date, and will contain such covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

      On the Effective Date, if the holders of the Senior Note Claims (as a class) vote to accept the Eleventh Plan, Congoleum will issue and contribute a convertible promissory note (the "New Convertible Security") to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms: (i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A Common Stock at the close of trading for the 90 consecutive trading days beginning on the one or two-year anniversary of the Effective Date (depending on the reset date selected by the Plan Trust), exceeds such initial principal amount; (ii) an initial interest rate per annum equal to 9% of the principal amount, payable semi-annually in arrears, with such interest rate per annum to reset to the rate of 5% of the principal amount on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into the number of shares of Class A Common Stock (on a fully diluted basis with all Class B Common Stock converted to Class A Common Stock), when combined with the number of shares of Class A Common Stock held by the Plan Trust immediately prior to the conversion date, will result in the Plan Trust owning 51% of the voting common shares outstanding on a fully diluted basis immediately after the conversion on the conversion date and 51% of the total economic equity value of Congoleum outstanding on a fully diluted basis immediately after the conversion on the conversion date, such conversion to take place at the option of the Plan Trust upon the occurrence and at any time during the continuance of an event of default of the obligation to pay interest; (vi) secured only by a first priority lien and security interest, pari passu only with the security for the Plan Trust Note, on distributions of recoveries from a law firm that are to be pledged to the Plan Trust; (vii) no voting rights except upon conversion; and (viii) contractually subordinated in priority and payment to the New Senior Notes; provided, however, that in the absence of a default under the New Indenture, payments due under the New Convertible Security will be made in the ordinary course in accordance with its terms. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

      Under the terms of the Eleventh Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled and Congoleum would issue new notes (the "New Senior Notes") in the aggregate principal amount of $100 million. Interest on the Senior Notes would be payable semi-annually at the rate of 10% per annum until maturity in August, 2011. The New Senior Notes would be secured by a lien on or security interest in all of Congoleum's assets (subject to certain limitations), which security interest will be subordinate in priority only to the security for Congoleum's working capital credit facility. The New Senior Notes would be contractually senior in priority and right of payment to the Plan Trust Note and the New Convertible Security, with the exception of certain litigation recoveries from a law firm that are to be pledged to the Plan Trust. In addition to the New Senior Notes, holders of the Senior Notes may receive an additional $5 million from Congoleum, to be paid from insurance recoveries, contingent upon Congoleum consummating certain insurance recoveries, which $5 million will be held in escrow and paid to the noteholders if certain contingencies occur and conditions are met.

      While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the summary judgment motion regarding the Tenth Plan is denied), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient noteholders do not consent to the Eleventh Plan. This alternative treatment will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share of Common Stock with the Plan Trust, as determined by the Bankruptcy Court in the Confirmation Order.

      As part of the Eleventh Plan, Congoleum has agreed to indemnify representatives of holders of pre-petition secured asbestos claims (the "Claimants' Representative") and the trustee of the Collateral Trust in connection with the negotiation and implementation of modifications to the Plan documents contemplated by the Ninth Plan, the Tenth Plan and the Eleventh Plan, for claims and costs, including attorneys' fees, up to a maximum of $3 million.

      Under the Eleventh Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust and to forego certain indemnification rights it has from Congoleum for asbestos claims. Under the Eleventh Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against the Company, which claims are expected to be channeled to the Plan Trust. However, the Eleventh Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

      There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $19.2 million at a minimum, not including any Additional Principal Amount arising from revaluation of the New Convertible Security or the principal amount of the Plan Trust Note, and could be materially higher.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eleventh Plan. The Company is not yet able to determine the additional costs that may be required to effect the Eleventh Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Eleventh Plan or any new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated. The Company may record significant additional charges should the minimum estimated cost increase.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum's excess insurers (the "Coverage Action"). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement (the "Liberty Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral or Plan Trust. Payment of such fees and expenses are subject to Bankruptcy Court order or approval. As of December 31, 2002, the Company had entered into additional settlement agreements with asbestos claimants exceeding the amount of previously disputed coverage. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation. The excess insurance carriers have also raised various objections to the Company's previously proposed plans of reorganization and may raise objections to the Eleventh Plan.

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

      Congoleum completed the presentation of its case in April 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006. In July 2006 the Court denied the motion for a directed verdict. The trial resumed in September 2006.

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

      Given the actions of its excess insurance carriers, the Company believes it likely that it would currently have to fund any asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy proceedings, and based on the anticipated channeling injunction in the Eleventh Plan, the Company does not anticipate its future expenditures for defense and indemnity of asbestos-related claims, other than expenditures pursuant to a plan of reorganization, will be significant.

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

      The Company's gross liability of in excess of $491 million for these settlements and contingent liability for the additional approximately $512 million in unsettled claims is substantially in excess of the total assets of the Company. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect its reorganization under Chapter 11. At September 30, 2006, the Company estimates it will spend a further $19.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization (in addition to the $6.0 million insurance settlement being held as restricted cash). It also expects to spend a further $4.4 million at a minimum in connection with insurance coverage litigation costs. Required expenditures could be materially higher than these estimates.

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Pursuant to the terms of the Eleventh Plan, the net proceeds of the GHR Settlement would be used to reduce the obligations of Congoleum to the Plan Trust by first being applied to reduce or satisfy principal and accrued interest under the Plan Trust Note and thereafter to reduce or satisfy principal and accrued interest under the New Convertible Security.

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

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2005 to September 30, 2006:

                                                                                      Reimbursement
                                       Balance at                         Reserve     from Insurance     Balance at
(in thousands)                          12/31/05         Spending         Addition      Settlement         9/30/06
                                       -----------------------------------------------------------------------------

Reserves
     Current                           $ 19,469          $ (8,818)         $    --         $    --        $ 10,651
     Long-Term                               --                --                               --              --

Receivables
    Current                             (14,793)           (8,934)                           3,684         (20,043)
    Long-Term                                --                --               --              --              --
                                       --------          --------          -------         -------        --------

Net Asbestos Liability                 $  4,676          $(17,752)         $    --         $ 3,684        $ (9,392)
                                       ========          ========          =======         =======        ========

Restricted Cash
    Insurance Proceeds                 $  8,901          $ (3,684)         $   768         $    --        $  5,985

                                                                                       Reimbursement
                                       Balance at                         Reserve      from Insurance    Balance at
(in thousands)                          12/31/04         Spending         Addition       Settlement        9/30/05
                                       -----------------------------------------------------------------------------

Reserves
     Current                           $  6,550          $ (9,610)         $13,092         $    --        $ 10,032
     Long-Term                            2,738                --                               --           2,738

Receivables
    Current                              (1,509)          (11,209)           2,362           6,091          (4,265)
    Long-Term                            (7,300)               --               --              --          (7,300)
                                       --------          --------          -------         -------        --------

Net Asbestos Liability                 $    479          $(20,819)         $15,454         $ 6,091        $  1,205
                                       ========          ========          =======         =======        ========

Restricted Cash
    Insurance Proceeds                 $ 14,530                            $   302         $(6,091)       $  8,741

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in thousands):

                             Nine Months Ended     Nine Months Ended
                               September 30,         September 30,
                                    2006                  2005
                                    ----                  ----

Beginning balance              $    2,125            $    2,721

Accruals                            2,962                 2,580

Charges                            (3,014)               (3,163)
                               ----------            ----------

Ending balance                 $    2,073            $    2,138
                               ==========            ==========

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

      Liabilities subject to compromise at September 30, 2006 and December 31, 2005 are as follows:

                                                         (In thousands)
                                                   September 30,  December 31,
                                                        2006          2005
                                                        ----          ----
Current
Pre-petition other payables and
  accrued interest                                $    31,965    $    23,990

Non-current
Debt (at face value)                                  100,000        100,000
Pension liability                                      14,215         16,871
Other post-retirement benefit obligation                8,528          8,407
Pre-petition other liabilities                         13,413         13,583
                                                  -----------    -----------

Non-current                                           136,156        138,861
                                                  -----------    -----------
Total liabilities subject to compromise           $   168,121    $   162,851
                                                  ===========    ===========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following:

                                                         (In thousands)
                                                   September 30,  December 31,
                                                        2006          2005
                                                        ----          ----

Accrued warranty, marketing and sales promotion     $    17,647   $    19,129

Employee compensation and related benefits                3,966         3,674

Other                                                     2,126           269
                                                    -----------   -----------

Total accrued liabilities                           $    23,739   $    23,072
                                                    ===========   ===========

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of September 30, 2006 and December 31, 2005 (see Note 8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended September 30, 2006 and 2005:

                                                               (In thousands)
                                               Three Months Ended          Three Months Ended
                                               September 30, 2006          September 30, 2005
                                               ------------------          ------------------
                                                            Other                       Other
                                              Pension      Benefits       Pension      Benefits
                                             ---------    ---------      ---------    ---------
Components of Net Periodic Benefit Cost:
    Service cost                             $     274    $      46      $     285    $      46
    Interest cost                                1,138          128          1,092          130
    Expected return on plan assets                (994)          --           (976)          --
    Recognized net actuarial loss                  525           15            280           15
    Amortization of transition obligation           --           --             (9)          --
    Amortization of prior service cost             (53)           9            (72)         (47)
                                             ---------    ---------      ---------    ---------
Net periodic benefit cost                    $     890    $     198      $     600    $     144
                                             =========    =========      =========    =========

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                             September 30, 2006           September 30, 2005
                                            ---------------------       ----------------------
                                                          Other                        Other
                                            Pension      Benefits       Pension       Benefits
                                            -------      --------       -------       --------
Discount rate                                6.00%        6.00%          6.25%         6.25%
Expected long-term return on plan assets     7.00%          --           7.00%           --
Rate of compensation increase                4.00%          --           4.00%           --
   Income from operations                    5.50%                       5.50%

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the nine months ended September 30, 2006 and 2005:

                                                                       (In thousands)
                                                      Nine Months Ended              Nine Months Ended
                                                      September 30, 2006             September 30, 2005
                                                      ------------------             ------------------
                                                                    Other                          Other
                                                   Pension         Benefits       Pension         Benefits
                                                 -----------     -----------    -----------     -----------
Components of Net Periodic Benefit Cost:
    Service cost                                 $       995     $        97    $       995     $       138
    Interest cost                                      3,364             266          3,280             390
    Expected return on plan assets                    (2,988)             --         (2,738)             --
    Recognized net actuarial loss                      1,256              18          1,049              45
    Amortization of transition obligation                 --              --            (45)             --
    Amortization of prior service cost                  (161)             32           (216)           (141)
                                                 -----------     -----------    -----------     -----------
Net periodic benefit cost                        $     2,466     $       413    $     2,325     $       432
                                                 ===========     ===========    ===========     ===========

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                            September 30, 2006    September 30, 2005
                                            ------------------    -------------------
                                                        Other                 Other
                                            Pension   Benefits    Pension    Benefits
                                            -------   --------    -------    --------
Discount rate                                 6.00%     6.00%      6.25%        6.25%
Expected long-term return on plan assets      7.00%       --       7.00%          --
Rate of compensation increase                 4.00%       --       4.00%          --
   Income from operations                     5.50%                5.50%

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

      During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, CNA filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan on August 18, 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC on September 15, 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. On October 23, 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the Eleventh Plan) which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. On October 26, 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions which are pending. Because the Tenth and Eleventh Plans are substantially identical, the Company believes rulings issued with respect to the Tenth Plan will also apply to the Eleventh Plan.

      There can be no assurance that the Company will not amend the Eleventh Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve the CNA Plan or whether the CNA Plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eleventh Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eleventh Plan. Furthermore, an ad hoc committee of noteholders claiming to hold 44.96% of the Senior Notes has threatened to vote against the Eleventh Plan. While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the summary judgment motion regarding the Tenth Plan is denied), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient noteholders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of Common Stock of Congoleum, as determined by the Bankruptcy Court in the Confirmation Order.

      The terms of the Eleventh Plan could be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan are materially different from the terms of the Eleventh Plan, and the CNA Plan may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eleventh Plan. The Company expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. Under the terms of the Eleventh Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eleventh Plan. The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Settlement values under the Eleventh Plan differ from values under previous plans, the Claimant Agreement, and other pre-petition settlement agreements. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eleventh Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eleventh Plan or any other plan of reorganization could be materially higher than currently recorded. The Company may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eleventh Plan or any new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has estimated.

      On August 18, 2006, an explosion and fire caused extensive damage to components of a major production line at the Company's Marcus Hook facility. By implementing a seven day operation on its other production line and purchasing base material from a competitor, the Company has been able to meet all production requirements. The Company expects its insurance carrier will pay substantially all excess costs (beyond a deductible) for replacing the damaged equipment and lost production capacity. Fabrication of replacement equipment is underway and the Company anticipates that the line will be operational by the end of 2006. The financial impact in the third quarter of 2006 as a result of lost overhead absorption, lost sales and deductibles and uninsured expenses is estimated to be approximately $0.8 million. The Company does not anticipate any impact to operating results as a result of this incident, in the fourth quarter of 2006. However, if the Company experiences any significant unforeseen delays or difficulties with its alternative production arrangements, the procurement and installation of replacement equipment, or obtaining insurance reimbursements for the excess costs associated with the loss, it could have a material adverse impact on its business, results of operations, and financial condition.

      Three and nine months ended September 30, 2006 as compared to three and nine months ended December 30, 2005:

                           Three months ended                Nine months ended
                             September 30,                     September 30,
                         2006            2005              2006            2005

Net sales               $57,460        $60,507           $173,440        $176,245
Cost of sales            44,562         47,270            133,661         135,577
                       --------        -------           --------        --------
Gross profit             12,898  22.4%  13,237  21.9%      39,779  22.9%   40,668  23.1%
Selling, general and
    administrative
    expenses             10,681  18.6%  10,556  17.4%      31,338  18.1%   32,962  18.7%
Asbestos related
    reorganization
    charges                  --             --                 --          15,454
                       --------        -------           --------        --------

Operating income (loss)   2,217          2,681              8,441          (7,748)
Interest expense         (2,916)        (2,670)            (8,517)         (7,788)
Other income, net           181            314                511             911
                       --------        -------           --------        --------
Income (loss) before       (518)           325                435         (14,625)
    taxes
Provision for income
    taxes                   (94)            --                 22              --
                       --------        -------           --------        --------

Net income (loss)       $  (424)       $   325           $    413        $(14,625)
                       ========        =======           ========        ========

      Net sales for the three months ended September 30, 2006 totaled $57.5 million as compared to $60.5 million for the same period in the prior year, a decrease of $3.0 million or 5.0%. The decrease primarily reflected the impact of weak retail demand for residential sheet products and lower sales in the commercial tile category partially offset by selling price increases. Net sales for the nine months ended September 30, 2006 were $173.4 million as compared to $176.2 million for the nine months ended September 30, 2005, a decrease of $2.8 million or 1.6%. The decrease reflected the impact of lower sales in the mid- to high-end resilient sheet category, lower sales of commercial tile and less demand for promotional product. Selling price increases instituted in late 2005 and September 2006 partially offset this decrease.

      Gross profit for the three months ended September 30, 2006 totaled $12.9 million or 22.4% of net sales, compared to $13.2 million, or 21.9% of net sales, for the same period last year. The improvement in gross margin percent reflects the impact of selling price increases (6.6% of net sales) partially offset by higher raw material and utility costs which reduced margins by approximately 2.5% of net sales and an unfavorable product mix (which reduced margins by 2.8% of net sales). Gross profit for the nine months ended September 30, 2006 totaled $39.8 million, or 22.9% of net sales, compared to $40.7 million, or 23.1% of net sales, for the same period last year. The major factors leading to the deterioration in gross margin were the increases in raw material and utility costs experienced during the second half of 2005, which reduced margins by approximately 3.0% of net sales. In addition, the lower sales of high priced sheet products negatively impacted product mix and gross margins by approximately 1.3% of net sales. This was partially mitigated by a 4.1% improvement in gross margins resulting from selling price increases.

      Selling, general and administrative expenses were $10.7 million for the three months ended September 30, 2006, as compared to $10.6 million for the same period last year. The reduction in expense reflects lower merchandising expenses (down $0.2 million) and lower freight expense ($0.1 million) partially offset by higher medical and pension expenses ($0.2 million). As a percent of net sales, selling, general and administrative expenses totaled 18.6% of net sales for the third quarter of 2006 versus 17.4% for the same period last year. Selling, general and administrative expenses were $31.3 million for the nine months ended September 30, 2006 as compared to $33.0 million for the nine months ended September 30, 2005, a decrease of $1.7 million. The reduction in expenses primarily reflects lower merchandising related expenses ($0.6 million), lower compensation costs related to workforce reduction ($0.6 million) and lower freight costs for shipments to home centers ($0.2 million). As a percent of net sales, selling, general and administrative costs were 18.1% for the nine months ended September 30, 2006 compared to 18.7% for the same period last year.

      Income from operations totaled $2.2 million for the quarter ended September 30, 2006, compared to an income from operations of $2.7 million for the same period last year reflecting lower gross margins. Income from operations was $8.4 million for the nine months ended September 30, 2006 compared to a loss of $7.7 million for the nine months ended September 30, 2005 after a charge for asbestos reorganization costs of $15.5 million. The improvement in operating income in 2006 reflects the reorganization related charge taken in 2005, coupled with lower selling, general and administrative expenses experienced in 2006.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the Company's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During the first nine months of 2006, the Company paid $17.8 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at September 30, 2006 the Company had incurred but not paid approximately $9 million in additional fees and expenses for services rendered through that date.

      Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would be entitled to reimbursement of only the $1.3 million in claims processing fees and would not collect the balance of these receivables ($18.8 million at September 30, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to the Eleventh Plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined.

      Congoleum expects to spend a further $19.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization (in addition to the $6.0 million insurance settlement being held as restricted cash). It also expects to spend a further $4.4 million at a minimum in connection with insurance coverage litigation costs, for which it will not be reimbursed as discussed above. Required expenditures could be materially higher than these estimates.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at September 30, 2006 is approximately $30.5 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing. In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Pursuant to the terms of the Eleventh Plan, the net proceeds of the GHR disgorgement would be used to reduce the obligations of Congoleum to the Plan Trust by first being applied to reduce or satisfy principal and accrued interest under the Plan Trust Note and thereafter to reduce or satisfy principal and accrued interest under the New Convertible Security.

      Under the terms of the Eleventh Plan, on the Effective Date, the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006. If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR, the Claimants' Representative and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, will bear interest at 10% per annum payable semi-annually until the maturity date, and will contain such covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

      On the Effective Date, if the holders of the Senior Note Claims (as a class) vote to accept the Eleventh Plan, Congoleum will issue and contribute the New Convertible Security to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms:
(i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A Common Stock at the close of trading for the 90 consecutive trading days beginning on the one- or two-year anniversary of the Effective Date (depending on the reset date selected by the Plan Trust), exceeds such initial principal amount; (ii) an initial interest rate per annum equal to 9% of the principal amount, payable semi-annually in arrears, with such interest rate per annum to reset to the rate of 5% of the principal amount on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into the number of shares of Class A Common Stock (on a fully diluted basis with all Class B Common Stock converted to Class A Common Stock) which, when combined with the number of shares of Class A Common Stock held by the Plan Trust immediately prior to the conversion date, will result in the Plan Trust owning 51% of the voting common shares outstanding on a fully diluted basis immediately after the conversion on the conversion date and 51% of the total economic equity value of Congoleum outstanding on a fully diluted basis immediately after the conversion on the conversion date, such conversion to take place at the option of the Plan Trust upon the occurrence and at any time during the continuance of an event of default of the obligation to pay interest; (vi) secured only by a first priority lien and security interest, pari passu only with the security for the Plan Trust Note, on distributions of recoveries from a law firm that are to be pledged to the Plan Trust; (vii) no voting rights except upon conversion; and
(viii) contractually subordinated in priority and payment to the New Senior Notes; provided, however, that in the absence of a default under the New Indenture, payments due under the New Convertible Security will be made in the ordinary course in accordance with its terms. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

      Under the terms of the Eleventh Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled and Congoleum would issue the New Senior Notes in the aggregate principal amount of $100 million which shall be payable semi-annually at the rate of 10% per annum until a maturity date of August 1, 2011. The New Senior Notes would be secured by a lien on or security interest in all of Congoleum's assets (subject to certain limitations), which security interest will be subordinate in priority only to Congoleum's working capital credit facility. The New Senior Notes would be contractually senior in priority and right of payment to the Plan Trust Note and the New Convertible Security, with the exception of certain litigation recoveries from a law firm that are to be pledged to the Plan Trust. In addition to the New Senior Notes, holders of the Senior Notes may receive an additional $5 million from Congoleum, to be paid from insurance recoveries, contingent upon Congoleum consummating certain insurance recoveries, which $5 million will be held in escrow and paid to the Bondholders if certain contingencies occur and conditions are met.

      While Congoleum is seeking to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors, the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the Eleventh Plan. This alternative treatment will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share of Common Stock with the Plan Trust, as determined by the Bankruptcy Court in the Confirmation Order.

      Unrestricted cash and cash equivalents, including short-term investments at September 30, 2006, were $19.7 million, a decrease of $4.8 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $4.2 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $6.0 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at September 30, 2006. The Company expects to contribute these funds to the Plan Trust. Working capital was $30.1 million at September 30, 2006, up from $28.0 million at December 31, 2005. The ratio of current assets to current liabilities at September 30, 2006 was 1.3 to 1.0, which is unchanged from December 31, 2005. The ratio of debt to total capital at September 30, 2006 was 0.48 to 1.0 which is slightly lower since December 31, 2005. Net cash used by operations during the first nine months of 2006 was $8.6 million, as compared to net cash used by operations of $10.1 million in the first nine months of 2005. The reduction in cash used by operations in the first nine months of 2006 versus the first nine months of 2005 was primarily due to lower working capital requirements for inventory, prepaid expenses, and settlement of payables and accrued expenses in 2006.

      Capital expenditures for the nine months ended September 30, 2006 totaled $2.5 million. The Company is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at September 30, 2006. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2006, based on the level of receivables and inventory, $25.1 million was available under the facility, of which $5.1 million was utilized for outstanding letters of credit and $14.2 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if the Company's plan of reorganization is not confirmed before that time.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company has used $8.6 million in cash from operations in the first nine months of 2006 (as more fully discussed above), which includes the benefit of $10.1 million of accrued but unpaid interest on long-term debt. The Company believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the remainder of 2006. Based on expected costs to complete its reorganization proceedings, the Company anticipates it will need to obtain the contemplated approximately $14 million from the Plan Trust Note to provide it with sufficient liquidity when the Eleventh Plan goes effective. Actual sources and uses of funds to consummate the effectiveness of the Eleventh Plan or any other plan may differ significantly from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves the Company with sufficient liquidity that further reorganization will not be needed. The Company's inability to obtain confirmation of the Eleventh Plan in a timely manner would have a material adverse effect on the Company's ability to fund its operating, investing and financing requirements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of September 30, 2006 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

      Item  1A.   Risk Factors:

                  The Company has significant asbestos liability and funding exposure, and its Eleventh Plan may not be confirmed.

                  As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this Quarterly Report on Form 10-Q, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Under the terms of the Eleventh Plan, settlement values differ from values under previous plans, the Claimant Agreement and other pre-petition settlement agreements.

                  There can be no assurance that the Company will not amend the Eleventh Plan, that the Company will obtain approval to solicit acceptances of its plan of reorganization, that the Company will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and a competing plan has been filed by an insurance company. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

                  The Eleventh Plan and any alternative plan of reorganization pursued by the Company or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Eleventh Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Eleventh Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

                  Confirmation of a plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Company's plan of reorganization or in connection with the Company's New Jersey state court insurance coverage litigation discussed elsewhere in this report are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation, the Company may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in the Company not being able to confirm an amended plan of reorganization or have such plan become effective.

                  Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include:
                  (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI, the majority stockholder of the Company, to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by it and the court overruling any objections to the Company's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g) and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

                  The Eleventh Plan could be confirmed in accordance with the cram down provisions of the Bankruptcy Code which would materially affect the recoveries of holders of the Senior Notes, eliminate interests of existing shareholders, and result in a change of control of Congoleum.

                  The Eleventh Plan provides that if the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the cram down provisions of the Bankruptcy Code. Under the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive, with the Plan Trust, their pro rata share of Common Stock, as determined by the Bankruptcy Court in the Confirmation Order. While the value of the shares that the holders of the Senior Notes would receive cannot be determined, the Company believes such value will be materially less than the value of the New Senior Notes that holders of the Senior Notes would receive if the Cramdown Treatment is not required. An ad hoc committee of note holders claiming to hold 44.96% of the Senior Notes has threatened to vote against the Eleventh Plan, which, if carried out, would result in the Cramdown Treatment under the Eleventh Plan.

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

                  In April 2006, Congoleum received a letter from the American Stock Exchange (the "Amex") indicating that Congoleum is not in compliance with Section 1003(a)(i) of the Amex Company Guide, with stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The letter also stated that the Company must submit a plan by May 2006 advising the Amex of actions it has taken or will take to achieve compliance with the continued listing standards within eighteen months of receipt of the letter, and that this plan must be approved by the Amex, for Congoleum to maintain its listing. Congoleum submitted such a plan which was accepted by the Amex, who will continue to monitor Congoleum's progress toward compliance. There can be no assurance that Congoleum will be able to achieve such compliance, or that the Amex will remain satisfied with Congoleum's progress toward compliance. If Congoleum's Class A common stock is delisted on the Amex, it may have an adverse impact on the price and liquidity of the Company's Class A common stock.

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

                  The market for the Company's products is highly competitive. The Company encounters competition from three other manufacturers in North America and, to a lesser extent, foreign manufacturers. Some of the Company's competitors have greater financial and other resources and access to capital than the Company. Furthermore, one of the Company's major competitors has successfully confirmed a plan of reorganization under Chapter 11 of the Bankruptcy Code. Having shed much of its pre-filing asbestos and other liabilities, that competitor may have a competitive cost advantage over the Company. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including its product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of the Company's market share for its products. Moreover, due to the competitive nature of the Company's industry, the Company may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the Company incurring significant operating losses if its expenses were to increase or otherwise represent an increased percentage of the Company's sales.

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

                  In August 2006, one of the sheet flooring production lines at the Company's Marcus Hook, Pennsylvania plant sustained extensive damage. The Company has largely been able to replace the capacity of the damaged line through a combination of available overtime capacity on the other production line at the Marcus Hook plant and outsourcing. Work on replacing the damaged line has commenced, and repairs are expected to be completed during the last quarter of 2006. The Company believes its property and business interruption insurance coverage will minimize the costs resulting from the incident, including the burden of replacing the production capacity. However, if the Company experiences any significant unforeseen delays or difficulties with its alternative production arrangements, the procurement and installation of replacement equipment, or obtaining insurance reimbursements for the excess costs associated with the loss, it could have a material adverse impact on its business, results of operations, and financial condition.

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

                  The Company currently sells its products through approximately 13 distributors providing approximately 76 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 68% of the Company's net sales for the year ended September 30, 2006 and 67% of the Company's net sales for the year ended December 31, 2005.

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

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:
                  None

      Item 3. Defaults Upon Senior Securities: The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005,
                  February 1, 2006 and August 1, 2006, on the Senior Notes. The aggregate amount of accrued interest that was not paid on the Senior Notes on those dates is approximately $30.5 million. As of September 30, 2006, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.8 million. These amounts, which include $3.2 million of accrued interest on the interest due but not paid from February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005,
                  February 1, 2006 and August 1, 2006, are included in "Liabilities Subject to Compromise." (See Note 8, "Liabilities Subject to Compromise", of the Notes to Unaudited Condensed Consolidated Financial Statements.)

      Item 4.     Submission of Matters to a Vote of Security Holders:  None.

      Item 5.     Other Information: None

      Item 6.     Exhibits:

                  (a) Exhibits

            Exhibit
            Number       Exhibits
            ------       --------

                3.1      Amended Certificate of Incorporation of the Company
                3.2      Amended and Restated Bylaws of the Company
                31.1     Rule 13a-14(a) Certification of Chief Executive
                         Officer
                31.2     Rule 13a-14(a) Certification of Chief Financial
                         Officer
                32.1     Section 1350 Certification of the Chief Executive
                         Officer.
                32.2     Section 1350 Certification of the Chief Financial
                         Officer.
                99.1 Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.
                99.2 Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of October 23, 2006, including the Exhibits thereto.
                99.3 Proposed Disclosure Statement With Respect to the Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of October 23, 2006, including the Exhibits thereto (with the exception of Exhibit
                         A, which is included herein as Exhibit 99.2).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONGOLEUM CORPORATION
                                       (Registrant)


Date: November 13, 2006            By: /s/ Howard  N. Feist III
                                       ---------------------------------------
                                   Howard N. Feist III
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial & Accounting Officer)

                                  Exhibit Index

       Exhibit
       Number   Exhibits
       ------   --------

          3.1   Amended Certificate of Incorporation of the Company (1)
          3.2   Amended and Restated Bylaws of the Company (1)
         31.1   Rule 13a-14(a) Certification of Chief Executive Officer
         31.2   Rule 13a-14(a) Certification of Chief Financial Officer
         32.1   Section 1350 Certification of the Chief Executive Officer.
         32.2   Section 1350 Certification of the Chief Financial Officer.
         99.1 Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum
                Corporation and Century Insurance Company.
         99.2   Eleventh Modified Joint Plan of Reorganization Under
                Chapter 11 of the Bankruptcy Code of Congoleum
                Corporation, et al., and the Asbestos Claimants'
                Committee, dated as of October 23, 2006, including the Exhibits thereto.
         99.3 Proposed Disclosure Statement With Respect to the Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of October 23, 2006, including the Exhibits thereto (with the exception of Exhibit A, which is included herein as Exhibit 99.2).

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.