Form 10-K
period 2006-12-31
CONGOLEUM CORP
filed 2007-03-30
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 1-13612

                              CONGOLEUM CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       02-0398678
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                             3500 Quakerbridge Road
                                  P.O. Box 3127
                           Mercerville, NJ 08619-0127
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (609) 584-3000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      As of June 30, 2006, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $7.4 million based on the closing price of $2.11 per share on the American Stock Exchange. For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant. As of March 10, 2007, an aggregate of 3,663,390 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Congoleum Corporation's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 8, 2007, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS                           Page
                                -----------------                           ----
PART I
------

ITEM 1.      BUSINESS                                                         4

ITEM 1A.     RISK FACTORS                                                    11

ITEM 1B.     UNRESOLVED STAFF COMMENTS                                       18

ITEM 2.      PROPERTIES                                                      18

ITEM 3.      LEGAL PROCEEDINGS                                               19

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             24

PART II
-------

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES               25

ITEM 6.      SELECTED FINANCIAL DATA                                         29

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                       30

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      43

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     44

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                        90

ITEM 9A.     CONTROLS AND PROCEDURES                                         90

PART III
--------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              90

ITEM 11.     EXECUTIVE COMPENSATION                                          90

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      90

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  91

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                          91

PART IV
-------

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                      91

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

      Congoleum produces both sheet and tile floor covering products with a wide variety of product features, designs and colors. Sheet flooring, in its predominant construction, is produced by applying a vinyl gel to a flexible felt, printing a design on the gel, applying a wear layer, heating the gel layer sufficiently to cause it to expand into cushioned foam and, in some products, adding a urethane coating. The Company also produces through-chip-inlaid sheet products for both residential and commercial markets. These products are produced by applying an adhesive coat and solid vinyl colored chips to a felt backing and laminating the sheet under pressure with a heated drum. Tile flooring is manufactured by creating a base stock (consisting primarily of limestone and vinyl resin) which is less flexible than the backings for sheet flooring, and transferring or laminating to it preprinted colors and designs followed by a wear layer and, in some cases, a urethane coating. Commercial tile is manufactured by including colored vinyl chips in the pigmented base stock. For do-it-yourself tile, an adhesive is applied to the back of the tile. The differences between products within each of the two product lines consist primarily of content and thickness of wear layers and coatings, the use of chemical embossing to impart a texture, the complexity of designs and the number of colors. Congoleum also purchases sundries and accessory products for resale.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee (the "ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Committee of Bondholders (the "Bondholders' Committee") (representing holders of the Company's 8 5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, American Biltrite, Inc. ("ABI"), on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan") which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court"). See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through its Web site (www.congoleum.com), as soon as reasonably practicable after being electronically filed with, or otherwise furnished to, the Securities and Exchange Commission. The text of the Company's code of ethics is posted on its Internet website at www.congoleum.com or may be obtained without charge by sending a written request to Mr. Howard N. Feist III of the Company at the Company's office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such function, will also be posted on the Web site.

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

Raw Materials

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film. The Company purchases most of these raw materials from multiple sources. Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. Raw material prices in 2004 and 2005 increased significantly and supplies of certain materials, particularly vinyl resins, remained tight in the first half of 2006 due to several factors, including the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

Distribution

      The Company currently sells its products through approximately 13 distributors providing approximately 74 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers in the United States for the years ended December 31, 2006, 2005 and 2004 totaled $209.8 million, $228.8 million, and $221.3 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2006, 2005, and 2004 totaling $9.6 million, $8.8 million, and $8.2 million, respectively.

      The Company's sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. See Note 21 of the Notes to Consolidated Financial Statements for a comparison of quarterly operating results for the years ended December 31, 2006 and 2005. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2006, the backlog of unshipped orders was $5.2 million, compared to $6.5 million at December 31, 2005.

      The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's sales, at least until a suitable replacement is in place. For the year ended December 31, 2006, two customers each accounted for over 10% of the Company's net sales. These customers were its manufactured housing market distributor, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc. Together, they accounted for approximately 67% of the Company's net sales in 2006.

Working Capital

      The Company produces goods for inventory and sells on credit to customers. Generally, the Company's distributors carry inventory as needed to meet local or rapid delivery requirements. The Company's credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

      Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization. The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

Research and Development

      The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. Expenditures for research and development for the year ended December 31, 2006 were $4.2 million, compared to $4.3 million and $4.3 million for the years ended December 31, 2005 and 2004, respectively.

Environmental Regulation

      Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. Pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, the Company is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be significant. The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993. In 2006, the Company incurred capital expenditures of less than $50 thousand for environmental compliance and control facilities.

      The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites and for ongoing costs to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, the outcome of these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company. See Item 3 of this Annual Report on Form 10-K for certain additional information regarding environmental matters.

Employees

      At December 31, 2006, the Company employed a total of 823 employees, compared to 833 employees at December 31, 2005.

      The Company has entered into collective bargaining agreements with hourly employees at three of its plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 500 of the Company's employees. The Trenton tile plant has a five-year collective bargaining agreement with United Steelworkers of America - Local 547, which expires in May 2008. The Trenton sheet plant has a five-year collective bargaining agreement with United Steelworkers of America - Local 107L, which expires in January 2011. The Marcus Hook plant has a five-year collective bargaining agreement with the United Steelworkers of America - Local 12698-01, which expires in November 2008. The Marcus Hook plant also has a five-year collective bargaining agreement with the Teamsters Union - Local 312, which expires in January 2009. In 2006, hourly employees of the Finksburg plant voted to be represented by the United Steelworkers of America, and the Company is currently negotiating a collective bargaining agreement with this group of employees which is expected to be voted on in April 2007. In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory. However, there can be no assurances that the Company will successfully negotiate an agreement with the hourly employees of the Finksburg plant.

Item 1A. RISK FACTORS

The Company has significant asbestos liability and funding exposure, and its most recent proposed amended plan of reorganization has been ruled unconfirmable as a matter of law.

      As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. The Bankruptcy Court issued a ruling in February 2007 stating that these claimants cannot receive more value as a result of their pre-petition settlements than is afforded to other, unsettled, asbestos claimants. The Company has resumed global plan mediation discussions to resolve this and certain other plan issues, and has also appealed the Bankruptcy Court ruling to the District Court.

      There can be no assurance that the Company will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

      The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time late in the third quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      Under the terms of the Eleventh Plan, on the effective date of the Eleventh Plan (the "Effective Date"), the Plan Trust would have provided a loan to Congoleum, which loan was intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). The total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, would have been as mutually agreed among the ACC, the FCR, the representatives of holders of pre-petition secured asbestos claims (the "Claimants' Representative") and Congoleum. The proceeds of the Plan Trust Note would only have been used for working capital and general corporate purposes. The Plan Trust Note would have been due and payable on December 31, 2011, would have borne interest at 10% per annum payable semi-annually until the maturity date, and would have contained such covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which would have been subject to review and approval by the FCR and the ACC, could not have exceeded $14 million unless both the FCR and ACC agreed. There can be no assurance that a new amended plan will provide Congoleum a similar liquidity source, or that Congoleum will be able to obtain such liquidity from an alternative source.

      Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms,
(viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by the Company and the court overruling any objections to the Company's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and
(xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

      In addition, federal legislation has been proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan of reorganization it may decide to pursue. To date, the Company has expended significant amounts to resolve its asbestos liability relating to its proposed amended plan of reorganization. To the extent any federal legislation is enacted, which does not credit the Company for amounts paid by the Company pursuant to a plan of reorganization or requires the Company to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's business, results of operations and financial condition. As a result of the Company's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

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

      Environmental Liabilities. Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws and such amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial condition because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film. The Company purchases most of these raw materials from multiple sources. Although the Company has historically been able to obtain its requirements for these materials, it has occasionally experienced significant price increases for some of these materials, and has periodically needed to find new sources for cost, quality or sufficiency of supply. Raw material prices in 2004 and 2005 increased significantly, and supplies of certain materials, particularly vinyl resins, remained tight in the first half of 2006 due to several factors, including the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resins and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

      The Company is subject to the effects of general economic conditions. A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition. Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions. The Company has experienced a significant decline in sales as a result of weakness in the housing market. The Company may experience further sales declines resulting from this weakness, which may be compounded by contraction in the subprime lending industry.

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

      The Company currently sells its products through approximately 13 distributors providing approximately 74 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 67% of the Company's net sales for the years ended December 31, 2006 and December 31, 2005.

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

      ABI owns a majority (approximately 55% as of December 31, 2006) of the outstanding shares of the Company's common stock, representing a 69.4% voting interest. As a result, ABI can elect all of the Company's directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of the Company's assets, any matters submitted to a vote of the Company's stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, the selection and tenure of the Company's Chief Executive Officer, payment of dividends with respect to common stock or other equity securities, and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for Congoleum or any other change in control could have an adverse effect on the market price for the Company's common stock. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

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

      Productive capacity and extent of utilization of the Company's facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company's major production lines were operated an average of 71% of the hours available on a five-day, three-shift basis in 2006 with the corresponding figure for individual production lines ranging from 40% to 106%.

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

Item 3. LEGAL PROCEEDINGS

      Bankruptcy Proceedings and Asbestos-Related Liabilities: On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

      There can be no assurance that the Company will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any plan proposed will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

      In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("GHR") as special insurance counsel to the Company. An insurance company appealed the retention order. In October 2005, the Court of Appeals for the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum.

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be secured by assets of GHR and would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

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

      During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the U.S. District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 10, 2007, and AIG may terminate the settlement agreement pursuant to this provision. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement is null and void if the confirmation order fails to become a final order by June 22, 2007. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and the Company have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the District Court but the appeal has been administratively terminated by agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement. A hearing to consider the Travelers settlement has been adjourned several times and is now scheduled for April 2007. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the Century appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If the Company is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements would terminate.

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

      The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivable and deemed probable of recovery at December 31 are as follows:

                                                 2006                           2005
----------------------------------------------------------------------------------------------
(in millions)                          Liability     Receivable       Liability     Receivable

Environmental liabilities              $  4.4        $  2.2           $  4.3        $  1.9
Asbestos product liability(1)            13.9          21.8             28.4          14.8
Other                                     1.0           0.2              1.1           0.3
----------------------------------------------------------------------------------------------
Total                                  $ 18.9        $ 24.2           $ 33.8        $ 17.0
----------------------------------------------------------------------------------------------

(1) Asbestos product liability at December 31, 2006 and 2005 reflects the accrued cost to settle asbestos liabilities through an amended plan of reorganization under Chapter 11. This liability at December 31, 2005 and 2006 includes $8.9 million and $6.1 million, respectively, received in connection with an insurance settlement (recorded as restricted cash), which the Company is required to contribute to a trust. Stated liability pursuant to settlement agreements is in excess of $491 million. The receivable related to asbestos product liability represents amounts paid by the Company for which it may be entitled to reimbursement pursuant to the terms of the settlement agreements and related documents, although the most recent plan of reorganization did not provide for any such reimbursement. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Annual Report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Class A common stock is listed on the American Stock Exchange ("AMEX") under the symbol "CGM". The AMEX has notified Congoleum that it does not meet the minimum income and stockholders' equity requirements for continued listing of its Class A Common Stock. Congoleum submitted a plan in May 2006 advising the AMEX of actions it would take to achieve compliance with the continued listing standards within eighteen months. The plan was accepted by the AMEX, which continues to monitor Congoleum's progress toward compliance.

      The following table reflects the high and low stock prices (rounded to the nearest penny) for the Company's Class A Common Stock based on American Stock Exchange trading over the past two years:

                           Sales Prices of Common Shares:
                          2006                         High           Low
      --------------------------------------------------------------------
      First Quarter                                    $3.08        $ 1.47
      Second Quarter                                    2.36          1.94
      Third Quarter                                     2.25          1.87
      Fourth Quarter                                    2.24          1.49

                            Sales Prices of Common Shares:
                          2005                         High          Low
      --------------------------------------------------------------------
      First Quarter                                    $6.49        $ 5.15
      Second Quarter                                    5.59          3.03
      Third Quarter                                     5.10          3.71
      Fourth Quarter                                    5.45          2.30

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

      The Company has not paid any cash dividends in 2006 or 2005 and does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter. The Company's current debtor-in-possession credit facility prohibits payment of cash dividends. Any change in the Company's dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company's plan of reorganization and debt or other agreements, and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deem relevant.

      The number of registered and beneficial holders of the Company's Class A common stock on March 10, 2007 was approximately 1,000. The number of registered and beneficial holders of the Company's Class B common stock on March 10, 2007 was two.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN

      The graph that follows compares the cumulative total shareholder return of the Company's Class A common stock to the cumulative returns of the American Stock Exchange Market Value Index ("AMEX Market Index") and a MG Group Index comprised of 40 public companies identified by Media General Financial Services having a majority of revenues generated from the manufacture and sale of a variety of building and construction products ("MG Group Index").

                         COMPARE CUMULATIVE TOTAL RETURN
                          AMONG CONGOLEUM CORPORATION,
                      AMEX MARKET INDEX AND MG GROUP INDEX


                        [LINE GRAPH IN PRINTED MATERIALS]


                      ASSUMES $100 INVESTED ON JAN. 1, 2002
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2006

            Measurement       Congoleum            MG Group          AMEX
               Period        Corporation            Index         Market Index
               ------        -----------            -----         ------------

              12/31/01              100.00           100.00         100.00
              12/31/02               25.45            97.07          96.01
              12/31/03               41.21           131.46         130.68
              12/31/04              334.55           162.49         149.65
              12/31/05              160.61           173.85         165.03
              12/31/06              100.61           213.25         184.77

(1)   The companies included in the MG Group Index at December 31, 2006 are:
      AAON, Inc., Amcol International Corp., American Standard COS, Ameron Internat. Corp., Armstrong World Ind. Inc., Carbo Ceramics Inc., Continental Materials CP., Drew Industries Inc., ELKCORP, Fastenal Company, Goodman Global Inc., Griffon Corp., Hanson PLC ADS, Headwaters Inc., Imperial Chemical Industries, Imperial Industries Inc., International Aluminum Corp., LSB Industries Inc., Martin Marietta Materials, MDU Resources Group Inc., NCI Building Systems Inc., Owens Corning Inc., PGT Inc., QEP Co Inc., RPM International Inc. DE, TAT Technol LTD, Tecumseh Products CL A, Tecumseh Products CL B, U.S. Lime & Minerals Inc., USG Corp., The Valspar Corporation, and Vulcan Materials Co.

      The information above under the caption "Cumulative Total Shareholder Return" shall not be deemed to be soliciting material or to be filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liability of that Section. Such information will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2006:

                                                                                         Number of
                                                                                        Securities
                                               Number of            Weighted             Remaining
                                            Securities to be         Average       Available for Future
                                               Issued Upon          Exercise           Issuance Under
                                              Exercise of            Price of             Equity
                                              Outstanding          Outstanding         Compensation
                                                Options,             Options,        Plans (Excluding
                                              Warrants and          Warrants       Securities Reflected
             Plan Category                       Rights            and Rights          in Column (A))
-----------------------------------------   ----------------      ------------     --------------------
                                                  (A)                  (B)                 (C)
Equity compensation plans approved by
security holders                                  637,000          $   2.03              148,800

Equity  compensation  plans not approved
by security holders                                24,000          $   2.37               26,000
                                                  -------                               --------
Total                                             661,000          $   2.04              174,800
                                                  =======                               ========

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

      As of December 31, 2006, an aggregate of 509,700 shares of common stock were issuable upon the exercise of outstanding options under the 1995 Plan and 1999 Plan.

Item 6. SELECTED FINANCIAL DATA
        (in thousands, except per share amounts)

                                                                               For the years ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                2006(2)(3)        2005        2004         2003        2002(1)
                                                                ----------        ----        ----         ----        -------
Consolidated Statements of Operations Data:
Net sales ....................................................   $ 219,474    $ 237,626    $ 229,493    $ 220,706    $ 237,206
Cost of sales ................................................     169,023      183,734      167,844      166,864      179,699
Selling, general and administrative expenses .................      41,172       43,503       47,925       53,206       52,778
Asbestos-related reorganization charges ......................          --       25,326        5,000        3,705       17,341
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations ................................       9,279      (14,937)       8,724       (3,069)     (12,612)
Interest expense, net ........................................     (10,872)      (9,973)      (9,332)      (8,843)      (8,112)
Other income, net ............................................       1,428          760        1,011        1,276        1,543
--------------------------------------------------------------------------------------------------------------------------------

(Loss) income before taxes and cumulative
  effect of accounting change ................................        (165)     (24,150)         403      (10,636)     (19,181)
Provision (benefit) for income taxes .........................        (844)      (2,575)      (2,545)      (3,874)          92
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of
  accounting change ..........................................         679      (21,575)       2,948       (6,762)     (19,273)
Cumulative effect of accounting change .......................                       --           --           --      (10,523)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) ............................................   $     679    $ (21,575)   $   2,948    $  (6,762)   $ (29,796)
--------------------------------------------------------------------------------------------------------------------------------

 Income (loss) per common share before cumulative effect
   of accounting change:
          Basic ..............................................   $    0.08    $   (2.61)   $    0.36    $   (0.82)   $   (2.33)
          Diluted ............................................        0.08        (2.61)        0.35        (0.82)       (2.33)
Cumulative effect of accounting change .......................          --           --           --           --        (1.27)
Net income (loss) per common share:
          Basic ..............................................   $    0.08    $   (2.61)   $    0.36    $   (0.82)   $   (3.60)
          Diluted ............................................        0.08        (2.61)        0.35        (0.82)       (3.60)
--------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding:
          Basic ..............................................       8,272        8,262        8,260        8,260        8,260
          Diluted ............................................       8,293        8,262        8,498        8,260        8,260
--------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data (at end of period):
Total assets .................................................   $ 184,202    $ 190,612    $ 212,882    $ 175,899    $ 203,991
Total long-term debt .........................................          --           --           --       99,773       99,724
Liabilities subject to compromise ............................     171,135      162,851      151,515           --           --
Stockholders' equity (deficit) ...............................     (46,553)     (44,960)     (20,989)     (25,777)     (16,078)

(1) The impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on the Company's financial statements resulted in the elimination of $0.4 million of goodwill amortization expense, or $0.05 per share, for the twelve months ended December 31, 2002.
(2) The impact of the adoption of the Statement of Financial Accounting Standards No. 123(R) "Share Based Payment" on the Company's financial statements resulted in a charge of $0.2 million.
(3) The impact of the adoption of the Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit and Other Postretirement plans" on the Company's financial statements resulted in a decrease of $3.8 million to stockholders' equity.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

      There can be no assurance that the Company will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

      The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time late in the third quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. Due to, among other things, the ongoing Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the this Annual Report on Form 10-K. In addition, please refer to "Risk Factors - The Company has significant asbestos liability and funding exposure, and its most recent proposed amended plan of reorganization has been ruled unconfirmable as a matter of law" contained in Item 1A of this Annual Report on Form 10-K for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through a plan of reorganization.

Year ended December 31, 2006 as compared to year ended December 31, 2005

                                                2006                 2005
                                                 (In thousands of dollars)

Net sales                                     $ 219,474           $ 237,626
Cost of sales                                   169,023             183,734
                                              ---------           ---------
Gross profit                                     50,451   23.0%      53,892    22.7%
Selling, general & administrative expenses       41,172   18.8%      43,503    18.3%
Asbestos-related reorganization charges              --              25,326
                                              ---------           ---------
Operating income (loss)                           9,279             (14,937)
Interest expense, net                           (10,872)             (9,973)
Other income, net                                 1,428                 760
                                              ---------           ---------
Loss before taxes                                  (165)            (24,150)
Benefit for income taxes                           (844)             (2,575)
                                              ---------           ---------

Net income (loss)                             $     679           $ (21,575)
                                              =========           =========

      Net sales for the year ended December 31, 2006 totaled $219.5 million as compared to $237.6 million for the year ended December 31, 2005, a decrease of $18.1 million or 7.6%. The decrease in sales resulted primarily from volume declines in residential sheet sales to both the remodel and builder segments primarily in the fourth quarter of 2006, and lower sales to the manufactured housing industry reflecting reduced demand versus that experienced in 2005 as a result of hurricane related business. This was partially mitigated by the impact of selling price increases instituted in late 2005 and in 2006 (4.3% of net sales).

      Gross profit for the year ended December 31, 2006 totaled $50.5 million, or 23.0% of net sales compared to $53.9 million or 22.7% of net sales. The decline in gross margin dollars was due to lower volume. The increase in gross margin percent as a percent of net sales reflected the impact of selling price increases partially offset by continued increases in raw material costs which increased costs by 1.2% of net sales, a less favorable product mix which reduced gross margins by 1.2% of net sales, and the negative impact of lower production volumes over which to spread fixed manufacturing overhead costs (1.0% of net sales).

      Selling, general and administrative expenses were $41.2 million for the year ended December 31, 2006 as compared to $43.5 million for the year ended December 31, 2005, a decrease of $2.3 million. As a percent of net sales, selling, general and administrative expenses were 18.8% for the year ended December 31, 2006 as compared to 18.3% for the same period in the prior year. The reduction in selling, general and administrative expenses reflected the impact of lower unit sales volume on freight, merchandising and other incentive programs ($3.0 million) offset by higher medical, pension and retiree benefits ($0.7 million).

      There were no asbestos-related charges in 2006, compared to $25.3 million in 2005.

      Income from operations was $9.3 million for the year ended December 31, 2006 compared to a loss of $14.9 million for the same period in the prior year, an increase of $24.2 million. This increase in operating income reflects the charges for asbestos related claims taken in 2005, coupled with reductions in operating expenses, partially offset by lower gross margins.

      Interest income was $0.5 million, which was $0.1 million higher than the prior year reflecting higher interest rates. Interest expense increased from $10.4 million in 2005 to $11.4 million in 2006, primarily reflecting the interest accrued on the unpaid interest on its Senior Notes. Due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005, February 1, 2006 and August 1, 2006 on the Senior Notes.

      In August 2006, an explosion caused extensive damage to components of a major production line at the Company's Marcus Hook facility. By implementing a seven-day operation on its other production line and purchasing base material from a competitor, the Company was able to meet substantially all production requirements. The Company's insurance carrier paid substantially all excess costs (beyond a deductible) for replacing the damaged equipment and expenses to replace production capacity. Fabrication and installation of replacement equipment was completed by December 31, 2006. The line was operational by January 2007. The cost to replace equipment and excess expenses incurred to meet production requirements totaled $10.1 million which was reimbursed to the Company by the insurer. The Company recognized a $1.3 million gain to recognize the difference between insurance proceeds for the replacement of fixed assets and their respective book value which is reported in other income.

      The Company recorded a tax benefit of $0.8 million on a loss before income taxes of $0.2 million in 2006, resulting in net income after tax of $0.7 million. This benefit arose from the Company entering into a closing agreement with the Internal Revenue Service in December 2006, with respect to tax returns for years 2000 to 2003, resulting in reversing previously established reserves for the years under audit. The Company recorded a tax benefit of $2.6 million on a loss before taxes of $24.2 million in 2005.

Year ended December 31, 2005 as compared to year ended December 31, 2004

                                                 2005                   2004
                                               ---------             ---------
                                                   (In thousands of dollars)

Net sales                                      $ 237,626             $ 229,493
Cost of sales                                    183,734               167,844
                                               ---------             ---------
Gross profit                                      53,892    22.7%       61,649    26.9%

Selling, general & administrative expenses        43,503    18.3%       47,925    20.9%
Asbestos-related reorganization charges           25,326                 5,000
                                               ---------             ---------
Operating income (loss)                          (14,937)                8,724
Interest expense, net                             (9,973)               (9,332)
Other income, net                                    760                 1,011
                                               ---------             ---------
(Loss) income before taxes                       (24,150)                  403
Benefit for income taxes                          (2,575)               (2,545)
                                               ---------             ---------

Net (loss) income                              $ (21,575)            $   2,948
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

      The Company recorded a tax benefit of $2.6 million on a loss before income taxes of $24.2 million in 2005, and it also recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This related primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which the Company carried back but were not previously recognized.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K, for a discussion of the Company's bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During 2006, the Company paid $18.7 million in fees and expenses (net of recoveries) related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at December 31, 2006 the Company had incurred but not paid approximately $9 million in additional fees and expenses for services rendered through that date.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($21.8 million at December 31, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at December 31, 2006 is approximately $33.2 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing.

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be made secured by assets of GHR and would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

      Unrestricted cash and cash equivalents, including short-term investments at December 31, 2006, were $18.6 million, a decrease of $5.9 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $3.6 million and $2.7 million at December 31, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $6.1 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2006. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $11.5 million at December 31, 2006, up from $11.3 million one year earlier. The ratio of current assets to current liabilities at December 31, 2006 was 1.1 to 1.0, compared to 1.1 to 1.0 at December 31, 2005. Net cash used by operations during the year ended December 31, 2006 was $8.2 million, as compared to net cash provided by operations of $1.6 million in 2005.

      Capital expenditures in 2006 totaled $4.6 million, which includes $1.6 million reimbursed by the Company's property insurer for replacement of a damaged production line. The Company is currently planning capital expenditures of approximately $5 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (I) the earlier of June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2006. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2006, based on the level of receivables and inventory, $18.4 million was available under the facility, of which $5.1 million was utilized for outstanding letters of credit and $12.7 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of its plan of reorganization. The Company believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2007. Congoleum's ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

      The following table summarizes the Company's contractual obligations, for future minimum rental payments on its non-cancelable operating leases and future minimum pension plans and other post-employment benefits ("OPEB") funding. The timing and amount of any future payments of principal and interest on long term debt, and any contributions to any Plan Trust, will depend on the terms of any future amended plan of reorganization, so these payments are not shown in the following table.

Payments due by Period

                                                       (In thousands of dollars)
                                                                                                   2012 and
                                    Total      2007      2008      2009       2010      2011      Thereafter
                                  ---------------------------------------------------------------------------

Operating leases                  $ 9,301      $2,710    $2,465    $2,287     $1,839        --           --

Pension plans funding (1)          22,180       6,700     3,900     3,225      3,025    $2,625       $2,705

OPEB funding (2)                    7,831         517       606       661        719       794        4,534

                                  ---------------------------------------------------------------------------
Total                             $39,312      $9,927    $6,971    $6,173     $5,583    $3,419       $7,239
                                  =========================================================================

(1) The projected pension plans funding was actuarially determined using the following assumptions: i) the funding provisions of the Pension Protection Act of 2006, ii) assets and liabilities were projected using generally accepted actuarial methods and there are no gains or losses for 2007 and later, and iii) the discount rate used to value the liabilities is the same as that used to value IRS Current Liability and is assumed to remain unchanged after 2007. The total for "2012 and Thereafter" include projected contributions for the years 2012 through 2014 for one of the Company's pension plans and through 2017 for two of the Company's pension plans. Contributions can be assumed to increase with inflation after 2014 and 2017 respectively.
(2) Funding requirements each year are assumed to approximate the expenses for each year See Note 11 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

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

      Asbestos Liabilities - As discussed in Notes 1 and 17 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2006, the Company paid $18.7 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum was entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2006, Congoleum had $21.8 million recorded as a receivable for such reimbursements. Under the Eleventh Plan, Congoleum would be entitled to reimbursement of only the $1.3 million in claims processing costs and would not collect the balance of these receivables ($20.5 million at December 31, 2006). Disposition of these balances, including their write-off or any other applicable charges or credits pursuant to any new amended plan of reorganization, are expected to be recorded at a future date, the net effect of which cannot be determined at this time. There can be no assurances that any reimbursements will be received. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization.

      The Company expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of the Company itself. The Company does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

      In light of its bankruptcy filing, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to any Plan Trust plus the costs to effect the reorganization. The Company is not yet able to determine the additional costs that may be required to effect a new amended plan and actual amounts that will be contributed to such Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than recorded amounts and previous estimates.

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

      Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income. At December 31, 2006, the Company has provided a 100% valuation allowance for its net deferred tax assets.

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

      Pension and Other Postretirement Plans - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"), which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, the Company uses a calculated value of the expected return on plan assets (which is further described below). Under SFAS No. 87, the effects of the actual performance of the pension plan's assets and changes in pension liability discount rates on the Company's computation of pension income or expense are amortized over future periods.

      The most significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. For 2006, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%. The assumed long-term rate of return on assets is applied to the value of plan assets which produces the expected return on plan assets that is included in determining pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses ($22.7 million loss and $23.4 million loss at December 31, 2006 and 2005 respectively) will ultimately be recognized as an adjustment to future pension expense.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which amends SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), and SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (revised 2003). SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. See Note 11 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

      At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2006, the Company determined this rate to be 6.0%.

      The Company accounts for its post-retirement benefits other than pensions in accordance with SFAS No. 106, which requires that amounts recognized in financial statements be determined on an actuarial basis. These amounts are projected based on the January 1, 2004 SFAS No. 106 valuation and the 2005 year-end disclosure assumptions, including a discount rate of 6.0% and health care cost trend rates of 9% in 2006 reducing to an ultimate rate of 5% in 2011.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of December 31, 2006 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

                                                                                          December 31,    December 31,
                                                                                              2006            2005
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................      $  18,591       $  24,511
  Restricted cash ....................................................................          9,656          11,644
  Accounts receivable, less allowances of $1,142
     as of December 31, 2006 and 2005 ................................................         17,598          17,092
  Inventories ........................................................................         34,220          34,607
  Prepaid expenses and other current assets ..........................................         25,610          20,139
      Total current assets ...........................................................        105,675         107,993
  Property, plant and equipment, net .................................................         67,757          73,207
  Other assets, net ..................................................................         10,770           9,412
----------------------------------------------------------------------------------------------------------------------
       Total assets ..................................................................      $ 184,202       $ 190,612
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable ...................................................................      $  10,428       $  11,769
  Accrued liabilities ................................................................         22,263          23,072
  Asbestos-related liabilities .......................................................         13,950          28,369
  Revolving credit loan ..............................................................         12,715           9,404
  Accrued taxes ......................................................................            264             107
  Liabilities subject to compromise - current ........................................         34,602          23,990
----------------------------------------------------------------------------------------------------------------------
       Total current liabilities .....................................................         94,222          96,711
----------------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise - long term ........................................        136,533         138,861
----------------------------------------------------------------------------------------------------------------------
       Total liabilities .............................................................        230,755         235,572
----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized;
    4,736,950 shares issued and 3,663,390 shares outstanding as of
    December 31, 2006 and 4,736,950 shares issued and 3,662,790 shares
    outstanding as of December 31, 2005  .............................................             47              47
Class B common stock, par value $0.01; 4,608,945 shares authorized,
    issued and outstanding at December 31, 2006 and 2005 respectively ................             46              46
Additional paid-in capital ...........................................................         49,349          49,126
Retained deficit .....................................................................        (64,726)        (65,405)
Accumulated other comprehensive loss .................................................        (23,456)        (20,961)
----------------------------------------------------------------------------------------------------------------------
                                                                                              (38,740)        (37,147)
Less Class A common stock held in treasury, at cost; 1,073,960 shares at
    December 31, 2006 and 1,074,560 shares at December 31, 2005 ......................          7,813           7,813
----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                                     (46,553)        (44,960)
----------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit) ............................      $ 184,202       $ 190,612
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                                                 For the years ended
                                                                                                     December 31,
                                                                                        2006              2005                2004
                                                                                        ----              ----                ----
------------------------------------------------------------------------------------------------------------------------------------

Net sales .................................................................         $ 219,474          $ 237,626          $ 229,493
Cost of sales .............................................................           169,023            183,734            167,844
Selling, general and administrative expenses ..............................            41,172             43,503             47,925
Asbestos-related reorganization charges ...................................                --             25,326              5,000

------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations ..........................................             9,279            (14,937)             8,724
Other income (expense):
   Interest income ........................................................               515                438                114
   Interest expense .......................................................           (11,387)           (10,411)            (9,446)
   Other income ...........................................................             2,012              1,064              1,285
   Other expense ..........................................................              (584)              (304)              (274)

------------------------------------------------------------------------------------------------------------------------------------

   Income (loss) before income taxes ......................................              (165)           (24,150)               403
   Benefit from income taxes ..............................................              (844)            (2,575)            (2,545)

------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) ......................................................         $     679          $ (21,575)         $   2,948
------------------------------------------------------------------------------------------------------------------------------------

   Net income (loss) per common share
        Basic .............................................................         $    0.08          $   (2.61)         $    0.36
        Diluted ...........................................................              0.08              (2.61)              0.35
------------------------------------------------------------------------------------------------------------------------------------
   Weighted average number of common shares outstanding
        Basic .............................................................             8,272              8,262              8,260
        Diluted ...........................................................             8,293              8,262              8,498
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (dollars in thousands)

                                                                              Accumulated                Total
                                Common     Stock    Additional                   Other                Stockholders'
                                 Class     Class     Paid-in      Retained   Comprehensive  Treasury     Equity       Comprehensive
                                   A         B       Capital       Deficit       Loss        Stock     (Deficit)      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003       $ 47     $  46      $ 49,105      $(46,778)   $(20,384)      $(7,813)   $(25,777)
Exercise of option ...........     --        --             1            --          --            --           1
Minimum pension liability
  adjustment .................     --        --            --            --       1,839            --       1,839      $  1,839
Net income ...................     --        --            --         2,948          --            --       2,948         2,948
                                                                                                                       --------
Net comprehensive income .....     --        --            --            --          --            --          --      $  4,787
                                                                                                                       ========
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004         47        46        49,106       (43,830)    (18,545)       (7,813)    (20,989)

Exercise of option ...........     --        --            20            --          --            --          20
Minimum pension liability
  adjustment .................     --        --            --            --      (2,416)           --      (2,416)     $ (2,416)
Net loss .....................     --        --            --       (21,575)         --            --     (21,575)      (21,575)
                                                                                                                       --------
Net comprehensive loss .......     --        --            --            --          --            --          --      $(23,991)
                                                                                                                       ========
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005         47        46        49,126       (65,405)    (20,961)       (7,813)    (44,960)

Stock based compensation
  expense ....................     --        --           223            --          --            --         223
Minimum pension liability ....     --        --            --            --       1,296            --       1,296      $  1,296
Adoption of SFAS 158 .........     --        --            --            --      (3,791)           --      (3,791)
Net income ...................     --        --            --           679          --            --         679           679
                                                                                                                       --------
Net comprehensive income .....     --        --            --            --          --            --          --      $  1,975
                                                                                                                       ========
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006 ...   $ 47     $  46      $ 49,349      $(64,726)   $(23,456)     $ (7,813)   $(46,553)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                           For the years ended
                                                                               December 31,
                                                                     2006          2005          2004
                                                                     ----          ----          ----
Cash flows from operating activities:
  Net income (loss) ............................................   $     679    $ (21,575)   $   2,948
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating  activities:
        Depreciation ...........................................      10,092       10,617       10,883
        Amortization ...........................................         386          385          545
        Gain on insurance recovery in excess of book value .....      (1,266)          --           --
        Asbestos-related charges ...............................          --       25,326        5,000
        Stock based compensation expense .......................         223           --           --
        Changes in certain assets and liabilities:
           Accounts and notes receivable .......................        (506)         529       (4,061)
           Inventories .........................................         387        5,016        5,372
           Prepaid expenses and other assets ...................        (347)      (3,160)       2,340
           Accounts payable ....................................      (1,341)       1,473        5,752
           Accrued liabilities .................................       7,003        6,393       16,142
           Asbestos-related liabilities ........................     (22,373)     (27,220)     (10,754)
           Asbestos-related expense reimbursements from
             insurance settlement ..............................       3,684        6,091           --
           Other liabilities ...................................      (4,784)      (2,315)      (3,102)
-------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by operating activities      (8,163)       1,560       31,065
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Capital expenditures, net ..............................      (4,642)      (4,274)      (3,428)
        Insurance proceeds for oven line replacement ...........       1,586           --           --
        Proceeds from sale of retired assets ...................          --           --           30
-------------------------------------------------------------------------------------------------------
             Net cash used in investing activities .............      (3,056)      (4,274)      (3,398)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
        Net short-term borrowings ..............................       3,311          (97)        (732)
        Net change in restricted cash ..........................       1,988       (2,408)         605
        Proceeds from exercise of options ......................          --           20            1
-------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities       5,299       (2,485)        (126)
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents ...........      (5,920)      (5,199)      27,541
Cash and cash equivalents:
        Beginning of year ......................................      24,511       29,710        2,169
-------------------------------------------------------------------------------------------------------
        End of year ............................................   $  18,591    $  24,511    $  29,710
-------------------------------------------------------------------------------------------------------

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan to the District Court. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

      There can be no assurance that the Company will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 17 of the Notes to Consolidated Financial Statements.

      American Institute of Certified Public Accountant Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.

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

Basis of Consolidation - The accompanying consolidated financial statements reflect the operations, financial position and cash flows of the Company and include the accounts of the Company and its subsidiaries after elimination of all significant inter-company transactions in consolidation.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses are charged to income as incurred. Expenses promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expense amounted to $1.1 million, $1.6 million and $1.8 million in 2006, 2005, and 2004 respectively. General and administrative expenses include such items as officers' salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, purchasing and environmental remediation costs.

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Restricted Cash - Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. At December 31, 2006 and 2005, cash of approximately $3.6 million and $2.7 million, respectively, was restricted under this financing agreement. Additionally, $6.1 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier is included as restricted cash at December 31, 2006.

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

Debt Issue Costs - Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2006 and 2005 amounted to $0.5 million and $0.8 million, respectively, net of accumulated amortization of $2.8 million and $2.5 million, respectively, and are included in other non-current assets.

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

Product Warranties - The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in millions):

                                        December 31,
                                   2006     2005     2004
                                  ------   ------   ------
            Beginning balance     $  2.1   $  2.7   $  3.1

            Accruals                 3.8      3.7      5.0

            Charges                 (3.9)    (4.3)    (5.4)
                                  ------   ------   ------

            Ending balance        $  2.0   $  2.1   $  2.7
                                  ======   ======   ======

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2006, 2005, and 2004 were $0.6 million, $0.9 million, and $1.9 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share - SFAS No. 128, "Earnings Per Share", requires the computation of basic and diluted earnings per share. The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options.

Long-lived Assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. At December 31, 2006, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

Share Based Payment - On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and amends SFAS No. 95, "Statement of Cash Flows" ("SFAS No. 95"). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer permitted.

      Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB No. 25, (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants as the exercise price of the grant was equal to the market price of the underlying common stock on the date of grant.

      As a result of adopting SFAS 123R effective January 1, 2006, income before taxes, net income and basic and diluted earnings per share for the year were $223 thousand and $0.03 per share lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

      At December 31, 2006, there was $47 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 3.5 years.

      The following table details the effect on net income (loss) and earnings
(loss) per share had stock-based compensation expense been recorded for the fiscal years 2005 and 2004 based on the fair-value method under SFAS 123:

                                                             For Year Ended
(in thousands, except per share data)                          December 31,
                                                             2005       2004
                                                           --------    -------
Net income (loss):
    As reported                                            $(21,575)   $ 2,948
    Deduct: Total stock-based employee compensation
    expense determined under fair value based method for
    all awards, net of related tax effects, pro forma           232        203
                                                           --------    -------
    As adjusted                                            $(21,807)   $ 2,745
                                                           ========    =======

Net income (loss) per share:
    As reported-basic                                      $  (2.61)   $  0.36
    Pro forma compensation expense                            (0.03)     (0.02)
                                                           --------    -------
    As adjusted-basic                                      $  (2.64)   $  0.34
                                                           ========    =======

Net income (loss) per share:
    As reported-diluted                                    $  (2.61)   $  0.35
    Pro forma compensation expense                            (0.03)     (0.02)
                                                           --------    -------
    As adjusted-diluted                                    $  (2.64)   $  0.33
                                                           ========    =======

      The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model. A summary of the assumptions used for stock option grants are as follows:

                                                                For Year Ended December 31,
                                                     -------------------------------------------------
1995 Stock Option Plan                                   2006                2005              2004
                                                     -------------------------------------------------
                         Dividend yield                    0.0%                0.0%              0.0%
                         Expected volatility              92.0%               92.0%             92.0%
                         Option forfeiture rate           10.0%               10.0%             10.0%
                         Risk free interest rate           5.1%                4.9%              5.0%
                         Expected lives               7.0 years           7.0 years         7.0 years

                                                                For Year Ended December 31,
                                                     -------------------------------------------------
1999 Stock Option Plan                                   2006                2005              2004
                                                     -------------------------------------------------
                         Dividend yield                    0.0%                0.0%              0.0%
                         Expected volatility              92.0%               92.0%             92.0%
                         Option forfeiture rate           10.0%               10.0%             10.0%
                         Risk free interest rate           4.9%                5.9%              2.4%
                         Expected lives               3.0 years           3.0 years         3.0 years

                                                                For Year Ended December 31,
                                                     -------------------------------------------------
                                                          2006                2005              2004
                                                     -------------------------------------------------
Fair value of option grants under the 1995 Plan            N/A               $ 4.66            $ 1.59
Fair value of option grants under the 1999 Plan          $ 1.87              $ 2.39            $ 2.34

New Accounting Standards

      In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes APB No. 25, and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all shared-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock option expense, as is the Company's practice under SFAS 123, is not permitted after 2005. The Company followed the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods were not restated as though stock based compensation had been expensed, rather than the "modified retrospective" method which would entail restatement of previously published earnings. The Company adopted SFAS 123R as required on January 1, 2006.

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its financial position and results of operations (see Note 12).

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which amends SFAS No. 87, "Employers Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (revised 2003). SFAS No. 158 requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The impact from the recognition at December 31, 2006 of previously unrecognized amounts reduced shareholders' equity by approximately $3.8 million, net of $0 million of taxes (see Note 11).

Reclassifications - Certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current year's presentation. In 2006, the Company netted its deferred tax assets and liabilities on the consolidated balance sheet, which in prior periods were reported separately in assets and liabilities (see Note 12).

3. Inventories:

      A summary of the major components of inventories is as follows (in thousands):

                                          December 31,            December 31,
                                              2006                    2005
      ------------------------------------------------------------------------

      Finished goods                        $26,515                  $25,548
      Work-in-process                         1,912                    1,497
      Raw materials and supplies              5,793                    7,562
      ------------------------------------------------------------------------

      Total inventories                     $34,220                  $34,607
      ------------------------------------------------------------------------

      If the FIFO (first in, first out) inventory method, which approximates replacement cost, had been used to value these inventories, they would have been $2,700 higher at December 31, 2006 and $1,672 higher at December 31, 2005. During 2006, 2005 and 2004 certain inventory quantities were reduced, which resulted in liquidations of LIFO (last in, first out) inventory layers. The effect of the liquidations was to increase cost of sales by $28 and $445 in 2006 and 2005 respectively, and decrease cost of sales by $108 in 2004. The LIFO method is utilized in determining inventory values as it results in better matching of costs and revenue.

4. Property, Plant, and Equipment:

      A summary of the major components of property, plant, and equipment is as follows (in thousands):
                                                    2006        2005
      ----------------------------------------------------------------
      Land                                       $   2,931   $  2,931
      Buildings and improvements                    47,136     46,522
      Machinery and equipment                      187,583    183,595
      Construction-in-progress                       4,111      4,072
      ----------------------------------------------------------------
                                                   241,761    237,120

      Less accumulated depreciation                174,004    163,913
      ----------------------------------------------------------------
      Total property, plant, and equipment, net   $ 67,757   $ 73,207
      ----------------------------------------------------------------

      Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were $0.1 million in 2006, $0.1 million in 2005 and $0.2 million in 2004.

      Capital spending included $1.3 million related to the replacement of damaged equipment resulting from an explosion. The cost to replace this equipment was reimbursed by the Company's insurer.

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

Liabilities subject to compromise are as follows (in thousands):

                                                  December 31,     December 31,
                                                      2006            2005
-------------------------------------------------------------------------------
Current
-------
Pre-petition other payables and accrued interest    $ 34,602        $ 23,990

Non-current
-----------
Debt (at face value)                                 100,000         100,000
Pension liability                                     15,494          16,871
Other post-retirement benefit obligation               9,249           8,407
Pre-petition other liabilities                        11,790          13,583
-------------------------------------------------------------------------------
Total liabilities subject to compromise             $171,135        $162,851

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

6. Accrued Liabilities:

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                           December 31,            December 31,
                                               2006                    2005
-------------------------------------------------------------------------------

Accrued warranty, marketing and
   sales promotion                          $18,429                 $19,129
Employee compensation and
   related benefits                           3,333                   3,674
Other                                           501                     269
-------------------------------------------------------------------------------
Total accrued liabilities                   $22,263                 $23,072
-------------------------------------------------------------------------------

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2006 (see Note 5).

7. Debt:

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (i) the earlier of June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2006. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2006, based on the level of receivables and inventory, $18.4 million was available under the facility, of which $5.1 million was utilized for outstanding letters of credit and $12.7 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

      On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005, February 1, 2006 and August 1, 2006 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes as of December 31, 2006 is approximately $29.5 million. As of December 31, 2006, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.9 million. These amounts, plus $3.7 million of accrued interest on the interest due but not paid from February 1, 2004, August 1, 2004, February 1, 2005 August 1, 2005, February 1, 2006 and August 1, 2006 are included in "Liabilities Subject to Compromise" (see Note 5).

8. Other Liabilities:

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2006 (see Note 5).

9. Research and Development Costs:

      Total research and development costs charged to operations amounted to $4.2 million, $4.3 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10. Operating Lease Commitments and Rent Expense:

      The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease.

      Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2006 are as follows (in thousands):

        Years Ending:
        ----------------------------------------------------------

        2007                                               $2,710
        2008                                                2,465
        2009                                                2,287
        2010                                                1,839
        Thereafter                                             --
        ----------------------------------------------------------
        Total minimum lease payments                       $9,301
        ----------------------------------------------------------

      Rent expense was $3.2 million, $3.8 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Obligations and Funded Status:                                           At December 31,
                                                         Pension Benefits                Other Benefits
                                                         ----------------                --------------
(in thousands)                                         2006           2005             2006           2005
--------------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:
Benefit obligation at beginning of  year            $  75,245      $  71,598         $   8,988      $   8,542
Service cost                                            1,327          1,280               194            183
Interest cost                                           4,485          4,373               537            520
Actuarial loss                                          3,826          2,609               420            212
Benefits paid                                          (5,062)        (4,615)             (475)          (469)
                                                    ---------      ---------         ---------      ---------
Benefit obligation at end of year                   $  79,821      $  75,245         $   9,664      $   8,988
                                                    ---------      ---------         ---------      ---------

Change in Plan Assets:
Fair value of plan assets at beginning of year      $  55,970      $  52,708         $      --      $      --
Actual return on plan assets                            6,837          2,791                --             --
Employer contribution                                   6,574          5,086                --             --
Benefits paid                                          (5,062)        (4,615)               --             --
                                                    ---------      ---------         ---------      ---------
Fair value of plan assets at end of year            $  64,319      $  55,970         $      --      $      --
                                                    ---------      ---------         ---------      ---------

Unfunded status                                       (15,502)     $ (19,275)        $  (9,664)     $  (8,988)
Unrecognized net actuarial loss                        22,711         23,413               458            118
Unrecognized prior service cost                            76           (140)               13             47
                                                    ---------      ---------         ---------      ---------
Net amount recognized                               $   7,285      $   3,998         $  (9,193)     $  (8,823)
                                                    =========      =========         =========      =========

Amounts recorded in the balance sheets consist of:

                                                        Pension Benefits                  Other Benefits
(in thousands)                                        2006           2005               2006           2005
-------------------------------------------------------------------------------------------------------------
Accrued benefit cost                              $ (15,502)     $ (17,097)         $  (9,664)     $  (8,988)
Intangible asset                                         --            134                 --             --
Accumulated other comprehensive income               22,787         20,961                471            165
                                                  ---------      ---------          ---------      ---------
Net asset (liability) recognized                  $   7,285      $   3,998          $  (9,123)     $  (8,823)
                                                  =========      =========          =========      =========

      Included in accumulated other comprehensive loss at December 31, 2006 and 2005 was the tax effect of $0.2 million for the changes in minimum pension liability recorded in prior years.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                 December 31,
(in thousands)                                                2006         2005
--------------------------------------------------------------------------------
  Projected benefit obligation                              $79,821     $75,245
  Accumulated benefit obligation                             76,549      72,841
  Fair value of plan assets                                  64,319      55,970

Components of Net Periodic Benefit Cost:

                                                           Pension Benefits                      Other Benefits
                                                  --------------------------------       ---------------------------
(in thousands)                                      2006        2005        2004          2006       2005      2004
--------------------------------------------------------------------------------------------------------------------
Service cost                                      $ 1,327      $ 1,280     $ 1,293        $194       $ 183      $ 170
Interest cost                                       4,485        4,373       4,263         537         520        484
Expected return on plan assets                     (3,985)      (3,713)     (3,380)         --          --         --
Recognized net actuarial loss                       1,676        1,328       1,447          80          59         49
Amortization of transition obligation                  --          (54)        (72)         --          --         --
Amortization of prior service cost                   (215)        (288)       (285)         34        (188)      (462)
                                                  -------      -------     -------        ----       -----      -----
Net periodic benefit cost                         $ 3,288      $ 2,926     $ 3,266        $845       $ 574      $ 241
                                                  =======      =======     =======        ====       =====      =====

      For the Company's pension plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2007 is expected to be $1.4 million and $49 thousand, respectively. For the Company's post-retirement benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2007 is expected to be $71 thousand and $10 thousand, respectively.

Additional Information:

      Prior to the adoption of SFAS No. 158, the Company recorded an increase to the additional minimum pension liability of $1.3 million and $2.4 million for the years ended December 31, 2006 and 2005 respectively.

      The Company adopted SFAS No. 158 as of December 31, 2006. The impact from recognizing the funded status of the defined benefit plans, representing the fair value of the plan assets versus the projected benefit obligation, was a decrease to Stockholders' Equity of $3.8 million. No tax effect was recorded for the cumulative adjustment to equity because the Company has a full valuation allowance recorded against its net deferred tax assets. The Company uses a fiscal year-end date to value all plans. The following table summarized the impact of adopting SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

                                                                                                        Defined
                                                              Defined                                Benefit Plans
                                                              Benefit               Impact                After
                                                           Plans Before             of SFAS           Adoption of
                                                            Adoption of             No. 158             SFAS No.
(in thousands)                                             SFAS No. 158            Adoption               158
--------------------------------------------------------------------------------------------------------------------
Benefit liability                                            (21,376)               (3,790)             (25,166)
Accumulated other comprehensive loss                          19,666                 3,790               23,456

The weighted average assumptions used to determine benefit obligation as of year-end were as follows:

                                                                      Pension Benefits            Other Benefits
                                                                   ------------------------    -------------------
                                                                      2006        2005            2006       2005
------------------------------------------------------------------------------------------------------------------
Discount rate                                                         6.00%        6.00%          6.00%     6.00%
Rate of compensation increase                                         5.00%        5.00%            --        --

The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                   Pension Benefits                        Other Benefits
                                           --------------------------------         ----------------------------
                                            2006         2005         2004           2006       2005       2004
----------------------------------------------------------------------------------------------------------------
Discount rate                               6.00%        6.25%       6.25%          6.00%       6.25%      6.25%
Expected long-term return on plan assets    7.00%        7.00%       7.00%            --          --         --
Rate of compensation increase               5.00%        5.00%       5.50%            --          --         --

      In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS No. 87.

Assumed healthcare cost trend rates as of year-end were as follows:

                                                         December 31,
                                                  --------------------------
                                                    2006              2005
                                                  --------          --------

Healthcare cost trend rate assumed for next year    9.0%             10.0%
Ultimate healthcare cost trend rate                 5.0%              5.0%
Year that the assumed rate reaches ultimate rate    2011              2011

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                          1 Percentage       1 Percentage
                                                              Point              Point
(in thousands)                                               Increase           Decrease
--------------                                               --------           --------

Effect on total of service and interest cost components       $  66               $ 58
Effect on post-retirement benefit obligation                  $ 715               $649

Plan Assets:

      For the pension plans, the weighted-average asset allocation at December 31, 2006 and 2005 by asset category is as follows:

                                               Plan Assets at
                                                December 31,
                                            --------------------
     Asset Category:                           2006       2005
                                            --------------------
        Equity securities                        63%        60%
        Debt securities                          36%        39%
        Other                                     1%         1%
                                            --------------------
     Total                                      100%       100%
                                            ====================

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

      The primary objective for the plans is to provide long-term capital appreciation through investment in equity and debt securities. The Company's target asset allocation is consistent with the weighted - average allocation at December 31, 2006.

      The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.

Contributions:

      The Company expects to contribute $6.7 million to its pension plan and $0.5 million to its other postretirement plan in 2007.

Estimated Future Benefit Payments:

      The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of 2006.

                                                              Other Benefits
                                           Pension            Projected Net
     (in thousands)                        Benefit            Benefit Payments
     --------------                        -------            ----------------

           2007                             $ 5,055                 $  517
           2008                               5,137                    606
           2009                               5,254                    661
           2010                               5,432                    719
           2011                               5,503                    794
           2012-2016                         30,088                  4,534

Defined Contribution Plan:

      The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 20% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.4 million, $0.3 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12.     Income Taxes:

      The Company recorded a tax benefit of $0.8 million on loss before income taxes of $0.2 million in 2006. In 2006 the Internal Revenue Service (IRS) completed and closed its audit of the Company's income tax returns for the years 2000 to 2003 and the Company entered into a closing agreement with the IRS in December 2006, after which it reversed previously established reserves for the years under audit, resulting in the tax benefit recorded in 2006. The Company recorded a tax benefit of $2.6 million on loss before income taxes of $24.2 million in 2005 and a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. These tax benefits primarily related to the tax benefits of carry back claims for prior year expenditures for asbestos related liabilities.

Income taxes are comprised of the following (in thousands):

                                             For the years ended December 31,
                                          -------------------------------------
                                             2006         2005          2004
-------------------------------------------------------------------------------
Current:
   Federal                                 $  (877)    $ (2,680)     $     39
   State                                        33          105           183
Deferred:
   Federal                                    (524)         417        (3,843)
   State                                       116         (526)       (1,180)
   Valuation allowance                         408          109         2,256
-------------------------------------------------------------------------------
Provision (benefit) for income taxes       $  (844)    $ (2,575)     $ (2,545)
-------------------------------------------------------------------------------

      The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

                                                For the years ended December 31,
                                                -------------------------------
                                                   2006       2005       2004
-------------------------------------------------------------------------------
Statutory federal income tax rate                  34.0%      34.0%      34.0%
State income taxes, net of federal benefit         (7.4)      (0.2)      30.0
Non-deductible, meal and entertainment expense    (78.8)        --       26.1
Change in valuation allowance                      12.7         --      267.5
Tax credits                                        28.9         --         --
Change in prior year estimates                   (259.3)        --         --
Reorganization costs                                 --      (14.3)        --
Benefit of net operating loss                        --       (9.7)    (991.2)
Adjustment to current tax reserve                  782.0        --         --
Other                                              (0.6)       0.9        1.4
-------------------------------------------------------------------------------
Effective tax rate                                511.5%      10.7%    (632.2%)
-------------------------------------------------------------------------------

      During 2006 and 2005, the Company made payments for income taxes of $64 thousand and $149 thousand. In 2005, the Company received income tax refunds of $19 thousand, and in 2004 the Company received income tax refunds of $1.6 million.

      Deferred income taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

                                             December 31,           December 31,
                                                 2006                  2005
                                           -------------------------------------
Deferred tax assets:
Accounts receivable                         $         121         $         121
Environmental remediation and
product-related reserves                            8,267                12,716
Postretirement benefit obligations                    531                 3,592
Tax credit and other carryovers                    16,192                 9,129
Other accruals                                      1,215                 1,251

--------------------------------------------------------------------------------
Deferred tax assets                                26,326                26,809
Valuation allowances                               (5,021)               (4,688)
--------------------------------------------------------------------------------

Net deferred tax asset                             21,305                22,121

--------------------------------------------------------------------------------
Deferred tax liabilities:
Depreciation and amortization                      (8,489)               (9,971)
Inventory                                          (1,779)               (1,626)
Other                                             (11,037)              (10,524)

--------------------------------------------------------------------------------
Total deferred tax liabilities                    (21,305)              (22,121)

--------------------------------------------------------------------------------
Net deferred tax assets                     $          --         $          --
--------------------------------------------------------------------------------

      At December 31, 2006 and 2005, the Company had available federal net operating loss carry forwards of approximately $30.5 million and $12.7 million, respectively, to offset future taxable income. The federal loss carry forwards will begin to expire in 2025.

13. Supplemental Cash Flow Information:

      Cash payments for interest were $0.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash refunds for income taxes were $0.0 million, $0.0 million, and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Related Party Transactions:

      The Company and its controlling shareholder, American Biltrite Inc. ("ABI"), provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

                                               For the years ended December 31,
                                              ----------------------------------
                                               2006         2005       2004
--------------------------------------------------------------------------------
Sales made to ABI                            $    14       $    13     $    54
Sales commissions earned by ABI                  525           246         215
Raw material transfers to ABI                  1,109           866       1,521
Computer service income earned from ABI           50            52          54
Material purchases from ABI                    5,290         5,628       6,718
Management fees paid to ABI                      674           651       1,527
--------------------------------------------------------------------------------

      There were no amounts due from ABI on December 31, 2006 and December 31, 2005 respectively. Amounts as of December 31, 2006 and 2005 due to ABI totaled $0.4 million and $0.6 million, respectively, and are included in accounts payable and accrued expenses.

15. Major Customers:

      Substantially all the Company's sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

      Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for 27% and 40%, respectively, of the Company's net sales for the year ended December 31, 2006, 28% and 39%, respectively, for the year ended December 31, 2005, and 26% and 44%, respectively, for the year ended December 31, 2004. Mohawk Industries accounted for 48% and 31% of accounts receivable at December 31, 2006 and 2005, respectively, while LaSalle-Bristol Corporation accounted for 6% and 24%, respectively, of accounts receivable at December 31, 2006 and 2005.

16. Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at December 31, 2006 and $4.3 million at December 31, 2005, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.2 million at December 31, 2006 and $1.9 million at December 31, 2005, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

      There can be no assurance that the Company will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over a plan of reorganization. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

      Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

      During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement was null and void if the confirmation order fails to become a final order by June 22, 2007. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and the Company have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement. A hearing to consider the Travelers settlement has been adjourned several times and is now scheduled for April 2007. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the Century appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If the Company is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements would terminate.

      The terms of any new plan of reorganization are likely to be materially different from the Eleventh Plan, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time late in the third quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($21.8 million at December 31, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed.

      There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. It is anticipated that any plan of reorganization will provide for payment of those claims in full from certain insurance proceeds.

      Based on the Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through a Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete any future plan of reorganization. Amounts that may be contributed to any Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of a new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated. The Company may record significant additional charges in connection with its reorganization proceedings.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals were settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of a plan of reorganization and a Plan Trust. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending.

      Nearly all asbestos-related claims that have been brought against the Company to date allege that various diseases were caused by exposure to asbestos-containing products, including resilient sheet vinyl and tile manufactured by the Company (or, in the workers' compensation cases, exposure to asbestos in the course of employment with the Company). The Company discontinued the manufacture of asbestos-containing sheet products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing in the sheet and tile products are non-friable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain non-friable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, until claims for asbestos were excluded under insurance policies, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in New Jersey state court (the "State Court") between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum's excess insurers (the "Coverage Action"). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New

Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement (the "Liberty Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust. Payment of such fees and expenses are subject to Bankruptcy Court order or approval. As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm's length or in good faith. Additionally, certain insurers have argued that Congoleum's entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety. Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

      In August 2004, the State Court entered a case management order that divided the trial into three phases. A new judge was assigned to the case in February 2005 and the schedule was modified as a result.

      In February 2005, the State Court ruled on a series of summary judgment motions filed by various insurers. The State Court denied a motion for summary judgment filed by certain insurers, holding that there were disputed issues of fact regarding whether the Claimant Agreement and other settlement agreements between Congoleum and the claimants had released Congoleum and the insurers from any liability for the asbestos bodily injury claims of the claimants who signed the Claimant Agreement and the other settlement agreements.

      The State Court also denied another motion for summary judgment filed by various insurers who argued that they did not have to cover the liability arising from the Claimant Agreement because they had not consented to it.

      The State Court granted summary judgment regarding Congoleum's bad faith claims against excess insurers (other than first-layer excess insurers), holding that the refusal of these excess insurers to cover the Claimant Agreement was at least fairly debatable and therefore not in bad faith.

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

      The first phase of the trial began in August 2005. Three months into the trial, in October 2005, a federal appeals court ruled that the law firm of Gilbert Heintz & Randolph ("GHR"), which had been acting as the Company's insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

      In the middle of Congoleum presenting its case, in or about mid-November 2005, and in early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the decision of the United States Court of Appeals for the Third Circuit reversing the Bankruptcy Court's order approving the retention of the Gilbert Heinz & Randolph firm in In re Congoleum, 426 F.3d 675 (3d Cir. 2005), and/or Congoleum's filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues. Congoleum opposed the motions. The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.

      Congoleum completed the presentation of its case in April 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006. In July 2006 the State Court denied the motion for a directed verdict. The trial resumed in September 2006. Defendant insurers presented their case, for the most part, through documents and deposition designations. Post trial briefs were submitted by the parties in November 2006. The parties have completed Phase 1 - all evidence has been submitted to the court and the parties have also filed all post trial briefs. The court has not decided Phase 1, and the parties await the court's decision.

      Phase 1 is limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement.

      Some insurers contend that, if there is a ruling in Phase 1 that there is no coverage for the claims submitted by asbestos claimants and settled under the Claimant Agreement, and/or depending on the factual and legal basis for such ruling, then the insurers will also not owe coverage for any claims of such Claimant Agreement claimants even if Congoleum and such claimants agreed to amend the Claimant Agreement and/or to settle their claims under other claims payment standards, including bankruptcy Trust Distribution Procedures (TDPs). The Company believes, however, that even if the insurers were to succeed in the first phase of the Coverage Action, such result would not prohibit individual claimants and Congoleum from negotiating new and/or different settlements, and / or amending the Claimant Agreement, and then seeking payment from its insurers for such settlements. In addition, the Company does not believe that it would be deprived of coverage-in-place insurance for non-settled asbestos claims. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of a plan of reorganization. Congoleum intends to contest any attempt by the insurers to enlarge or expand upon a Phase 1 ruling that is adverse to Congoleum. However, there can be no assurances of the outcome of these matters.

      The second phase of the trial will address all coverage issues, including but not limited to whether certain trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies. Any additional discovery, and scheduling of pre-trial motions and trial dates for the Phase 2 will be addressed by the court after the Phase 1 trial decision.

      The third and final phase of the trial will address bad faith punitive damages, if appropriate.

      Given the actions of its excess insurance carriers, the Company believes it likely that it would currently have to fund any asbestos-related expenses for defense expense and indemnity itself. However, litigation by asbestos claimants against the Company is stayed pursuant to the Company's bankruptcy proceedings, and should the Company obtain a channeling injunction in a plan of reorganization, the Company would not anticipate its future expenditures for defense and indemnity of asbestos-related claims, other than expenditures pursuant to a plan of reorganization, will be significant.

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

      The Company's gross liability of in excess of $491 million for these settlements and contingent liability for the additional approximately $512 million in unsettled claims is substantially in excess of the total assets of the Company. The Company believes that it does not have the necessary financial resources to litigate and/or fund judgments and/or settlements of the asbestos claims in the ordinary course of business. Therefore, the Company believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to a Plan Trust plus the costs to effect its reorganization under Chapter 11. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of its plan of reorganization. Required expenditures could be materially higher than amounts recorded in the financial statements or previous estimates.

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be secured by assets of GHR and would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

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

      The Company has not attempted to make an estimate of its probable insurance recoveries for financial statement purposes given the accounting for its estimate of future asbestos-related costs. Substantially all future insurance recoveries will be assigned to the Collateral Trust or a Plan Trust.

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2005 to December 31, 2006:

                                                                 Spending         Recoveries
                                Balance at      Addition s        Against            From           Balance at
(in thousands)                  12/31/2005     (Deletions)        Reserve         Insurance         12/31/2006
------------------------------------------------------------------------------------------------------------------

Reserves
--------
   Current                       $  19,469          $      --      $ (11,669)         $      --       $   7,800
   Long-Term                            --                 --             --                 --              --

Receivables
-----------
   Current                         (14,793)                --        (10,704)             3,684         (21,813)
   Long-Term                            --                 --             --                 --              --

------------------------------------------------------------------------------------------------------------------

Net Asbestos Liability
(Asset)                          $   4,676          $      --      $ (22,373)         $   3,684       $ (14,013)
                                 =========          =========      =========          =========       =========

Restricted Cash
---------------
   Insurance Proceeds            $   8,901          $     932      $      --          $  (3,684)      $   6,149
                                 =========          =========      =========          =========       =========

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2004 to December 31, 2005:

                                                                                    Spending     Recoveries
                                 Balance at                           Additions      Against         From       Balance at
(in thousands)                   12/31/2004     Reclassifications    (Deletions)     Reserve      Insurance     12/31/2005
--------------------------------------------------------------------------------------------------------------------------

Reserves
--------
   Current                         $   6,550        $   2,738       $  22,964      $ (12,783)    $      --     $  19,469
   Long-Term                           2,738           (2,738)             --             --            --            --

Receivables
-----------
   Current                            (1,509)          (7,300)          2,362        (14,437)        6,091       (14,793)
   Long-Term                          (7,300)           7,300              --             --            --            --

--------------------------------------------------------------------------------------------------------------------------

Net Asbestos Liability             $     479        $      --       $  25,326      $ (27,220)    $   6,091     $   4,676
----------------------             =========        =========       =========      =========     =========     =========

Restricted Cash
---------------
Insurance Proceeds                 $  14,530        $      --       $     462      $  (6,091)    $      --     $   8,901
                                   =========        =========       =========      =========     =========     =========

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

      A summary of the Company's 1995 Plan activity, and related information, is as follows:

---------------------------------------------------------------------------------------------------
December 31, 2006:
---------------------------------------------------------------------------------------------------
                                                                                 Weighted average
                                                               Shares             exercise price
---------------------------------------------------------------------------------------------------
Options outstanding beginning of year                            670,500                 $    2.03
Options granted                                                       --                        --
Options exercised                                                   (600)                    (0.36)
Options forfeited                                                (32,900)                    (2.08)
                                                               ---------                 ---------

Options outstanding end of year                                  637,000                 $    2.03
---------------------------------------------------------------------------------------------------

Exercisable at end of year                                       488,200                 $    2.03
Weighted average remaining contractual life                    5.70 years
Stock options available for future issuance                      148,800
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
December 31, 2005:
---------------------------------------------------------------------------------------------------
                                                                                 Weighted average
                                                                 Shares           exercise price
---------------------------------------------------------------------------------------------------

Options outstanding beginning of year                            686,500                 $    1.99
Options granted                                                    5,000                      5.74
Options exercised                                                (11,200)                     1.81
Options forfeited                                                 (9,800)                     1.14
                                                               ---------                 ---------

Options outstanding end of year                                  670,500                 $    2.03
---------------------------------------------------------------------------------------------------

Exercisable at end of year                                       383,600                 $    2.03
Weighted average remaining contractual life                     6.65 years
Stock options available for future issuance                      114,400
---------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
December 31, 2004:
-----------------------------------------------------------------------------------------------
                                                                            Weighted average
                                                            Shares           exercise price
-----------------------------------------------------------------------------------------------
Options outstanding beginning of year                       $ 652,500            $   1.99
Options granted                                                38,500                1.94
Options exercised                                                (400)               2.05
Options forfeited                                              (4,100)               2.05
                                                            ---------            --------

Options outstanding end of year                             $ 686,500            $   1.99
-----------------------------------------------------------------------------------------------

Exercisable at end of year                                    255,600            $   2.04
Weighted average remaining contractual life                 7.63 years
Stock options available for future issuance                   111,100
-----------------------------------------------------------------------------------------------

      A summary of the 1999 Plan activity, and related information, is as follows:

-----------------------------------------------------------------------------------------------------
December 31, 2006:
-----------------------------------------------------------------------------------------------------
                                                                 Shares            Weighted average
                                                                                     exercise price
-----------------------------------------------------------------------------------------------------
Options outstanding beginning of year                            21,500                   $   2.40
Options granted                                                   2,500                       2.11
Options exercised                                                    --                         --
Options forfeited                                                    --                         --
                                                                 ------                   --------

Options outstanding end of year                                  24,000                   $   2.37
-----------------------------------------------------------------------------------------------------

Exercisable at end of year                                       21,500                   $   2.37
Weighted average remaining contractual life                    6.65 years
Stock options available for future issuance                      26,000
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
December 31, 2005:
-----------------------------------------------------------------------------------------------------
                                                                                  Weighted average
                                                                 Shares            exercise price
-----------------------------------------------------------------------------------------------------
Options outstanding beginning of year                            17,000                   $   1.94
Options granted                                                   4,500                       4.14
Options exercised                                                    --                         --
Options forfeited                                                    --                         --
                                                                 ------                   --------

Options outstanding end of year                                  21,500                   $   2.40
-----------------------------------------------------------------------------------------------------

Exercisable at end of year                                       17,000                   $   1.94
Weighted average remaining contractual life                    6.68 years
Stock options available for future issuance                      28,500
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
December 31, 2004:
                                                                                  Weighted average
                                                                 Shares            exercise price
-----------------------------------------------------------------------------------------------------
Options outstanding beginning of year                            15,500                   $   2.17
Options granted                                                   2,500                       2.60
Options exercised                                                    --                        --
Options forfeited                                                (1,000)                      7.19
                                                                -------                   --------

Options outstanding end of year                                  17,000                   $   1.94
-----------------------------------------------------------------------------------------------------

Exercisable at end of year                                       14,500                   $   1.83
Weighted average remaining contractual life                    7.96 years
Stock options available for future issuance                      33,000
-----------------------------------------------------------------------------------------------------

      Stock option information related to non-vested shares for the Congoleum Stock Option Plans for the year ended December 31, 2006, was as follows:

                                                                                     Weighted Average
                                                                                        Grant-Date
1995 Plan:                                                    Number of Shares          Fair Value
--------------------------------------------------------------------------------------------------------
Non-vested stock options at January 1, 2006                       288,400                $ 1.58
     Granted                                                           --                    --
     Forfeited                                                     (3,600)                 1.50
     Vested                                                      (136,000)                 1.62
                                                                 --------                ------

Non-vested stock options at December 31, 2006                     148,800                $ 1.55
                                                                 ========

                                                                                      Weighted Average
                                                                                         Grant-Date
1999 Plan:                                                    Number of Shares           Fair Value
--------------------------------------------------------------------------------------------------------
Non-vested stock options at January 1, 2006                         4,500                  $ 2.92
     Granted                                                        2,500                    1.68
     Forfeited                                                         --                      --
     Vested                                                        (4,500)                   2.92
                                                                   ------                  ------

Non-vested stock options at December 31, 2006                       2,500                  $ 1.68
                                                                   ======

      The intrinsic value of stock options exercised during 2006 and stock options outstanding and exercisable at December 31, 2006, under the Congoleum Stock Option Plans were as follows:

(in thousands)                                                 Intrinsic Value
-------------------------------------------------------------------------------
Exercised during 2006                                                  $ 1
Outstanding at December 31, 2006                                        30
Exercisable at December 31, 2006                                        19

      Upon exercise of stock options, Congoleum shares are issued from treasury stock for each option exercised.

19. Stockholders' Equity:

      Holders of shares of the Company's Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

      In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company's common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2006. No shares were repurchased during 2006 or 2005. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2006, ABI owned 69.4% of the voting interest of the Company.

20. Fair Value of Financial Instruments:

      The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company's long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2006 and 2005. The Company's long-term debt had a book value of $99.9 million and, based on bid prices published by the high yield research group of a major investment bank, a fair market value of $91.0 million at December 31, 2006. The Company's long-term debt had a book value of $99.9 million and a fair market value of $63.5 million at December 31, 2005.

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

21.     Quarterly Financial Data (Unaudited):

         The following table summarizes unaudited quarterly financial information (in thousands):

                                                                    Year ended December 31, 2006
                                                 ----------------------------------------------------------------
                                                   First             Second           Third              Fourth
                                                  Quarter            Quarter         Quarter            Quarter(1)
-----------------------------------------------------------------------------------------------------------------

Net sales                                         $57,237           $58,743           $ 57,460            $46,034

Gross profit                                       13,277            13,604             12,898             10,673

Net income (loss)                                     210               627               (424)               266

Net income (loss) per common share:
        Basic                                     $  0.03           $  0.08           $  (0.05)           $  0.02
        Diluted                                      0.03              0.08              (0.05)              0.02
-----------------------------------------------------------------------------------------------------------------

                                                                    Year ended December 31, 2005
                                              -------------------------------------------------------------------
                                                 First             Second             Third             Fourth
                                                Quarter          Quarter(2)          Quarter           Quarter(3)
-----------------------------------------------------------------------------------------------------------------

Net sales                                     $ 57,630            $ 58,108            $60,507           $ 61,381

Gross profit                                    13,661              13,770             13,237             13,224

Net income (loss)                                 (352)            (14,598)               325             (6,950)

Net income (loss) per common share:
        Basic                                 $  (0.04)           $  (1.77)           $  0.04           $  (0.84)
        Diluted                                  (0.04)              (1.77)              0.04              (0.84)
-----------------------------------------------------------------------------------------------------------------

(1) Includes $1.3 million of insurance recoveries in excess of book value of assets.
(2) The second quarter of 2005 includes $15.5 million or $1.87 per share for the effect of the asbestos-related charges described in Notes 1 and 17.
(3) The fourth quarter of 2005 includes $9.9 million or $1.19 per share for the effect of the asbestos-related charges described in Notes 1 and 17.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Congoleum Corporation

We have audited the accompanying consolidated balance sheets of Congoleum Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, "Basis of Presentation", to the consolidated financial statements, the Company has been and continues to be named in a significant number of lawsuits stemming primarily from the Company's manufacture of asbestos-containing products. The Company has recorded significant charges to earnings to reflect its estimate of costs associated with this litigation. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(Revised 2004), "Share-Based Payment" and SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment to FASB Statement Nos. 87, 88, 106 and 132(R)."

                                              /s/ Ernst & Young LLP
                                              ---------------------
                                                  Ernst & Young LLP

Boston, Massachusetts
March 21, 2007

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2007.

Item 11. EXECUTIVE COMPENSATION

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item (except the Equity Compensation Plan Information called for by Item 201(d) of Regulation S-K which is included in Item 5 hereof) is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2007

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2007.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  (1)     The following financial statements of the Company are included in this Annual Report on Form 10-K:

                                                                                    Page Numbers
             Consolidated Balance Sheets at December 31, 2006 and 2005                    44
             Consolidated Statements of Operations for each of the three
             years ended December 31, 2006, 2005 and 2004                                 45
             Consolidated Statements of Changes in Stockholders' Equity
             (Deficit) for each of the three years ended
             December 31, 2006, 2005 and 2004                                             46
             Consolidated Statements of Cash Flows for each of the
             three years ended December 31, 2006, 2005 and 2004                           47
             Notes to Consolidated Financial Statements                                   48
             Supplementary Data -- Quarterly Financial Data (Unaudited)                   88

     (2) The following financial statement schedule is included in this Annual Report on Form 10-K:

             Schedule II - Valuation and Qualifying Accounts                              96
             All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(B) These exhibits, required to be filed by Item 601 of Regulation S-K under the Exchange Act, are listed in the Index to Exhibits included in this Annual Report on Form 10-K beginning on Page 98.

      Exhibit
      Number                              Exhibits
      ------                              --------

      3.1         Amended Certificate of Incorporation of the Company.(3)
      3.2         Amended and Restated Bylaws of the Company.(3)
      4.1 Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated ("Hillside").(2)
      4.2 Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
      4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
      4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
      4.2.3 Instrument of Resignation, Appointment and Acceptance dated as of December 14, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee.(17)
      10.1 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Incorporated, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite Inc. ("American Biltrite").(1)
      10.2 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
      10.3 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.(1)
      10.3.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
      10.3.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
      10.3.3 Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
      10.3.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
      10.4        Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
      10.4.1      First Amendment, dated August 19, 1997, to Business Relations
                  Agreement, by and between American Biltrite and the
                  Company.(5)
      10.5 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)

      10.6 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").(2)
      10.7 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
      10.8 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
      10.9        Form of 1995 Stock Option Plan.(2)
      10.9.1      Form of Amendment to 1995 Stock Option Plan.(6)
      10.9.2 Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
      10.10 Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(8)
      10.10.1 Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan.(9)
      10.10.2 Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
      10.11 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.(9)
      10.11.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
      10.11.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
      10.11.3 Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
      10.11.4 Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement (14), by and between the Company and Congress Financial Corporation dated as of December 14, 2004.
      10.11.5 Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of January 13, 2005.
      10.11.6 Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 7, 2005.
      10.11.7 Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005.
      10.11.8 Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006.
      10.11.9 Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27,2006.

      10.12 Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003.(12)
      10.12.1 First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003.(12)
      10.13 Collateral Trust Agreement, dated April 16, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust.(12)
      10.13.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust.(12)
      10.14 Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.14.1 Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.14.2 Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.14.3 Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.15       Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc.
      12.1        Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.
      14.1        Code of Ethics.(14)
      21.1        Subsidiaries of the Company.(7)
      23.1 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
      31.1        Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive
                  Officer.
      31.2        Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial
                  Officer
      32.1        Section 1350 Certification of the Chief Executive Officer.
      32.2        Section 1350 Certification of the Chief Financial Officer.
      99.1 Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
      99.2 Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies.(16)
      99.3 Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London.(16)
      99.4 Amendment to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005.(16)
      99.5 Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)

      99.6 Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company.(15)
      99.7 Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
      99.8 Settlement and Policy Buyback Agreement and Release by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company.(18)
      99.9 Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company.(18)
      99.10 Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
      99.11 Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of October 23, 2006.(19)
      99.12 Proposed Disclosure Statement with respect to the Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of October 23, 2006.(19)

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at      Reversed
                                        Beginning Of     to Income      Other                        Balance At
(in thousands)                             Period        Statement     Changes      Deductions(a)   end of Period
                                           ------        ---------     -------      -------------   -------------

Year ended December 31, 2006:              $(1,142)        $ --        $   -- (b)       $  --         $(1,142)
Allowance for doubtful
   accounts and cash discounts
Year ended December 31, 2005:              $(1,174)        $ --        $ (169)(b)       $(137)        $(1,142)
Allowance for doubtful
   accounts and cash discounts

Year ended December 31, 2004:              $(1,049)        $ --        $ (142)(b)       $  17         $(1,174)
Allowance for doubtful
   accounts and cash discounts

(a)   Balances written off, net of recoveries.
(b) Represents (provision) utilization of the allowance for doubtful accounts and cash discounts.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2007.

                              CONGOLEUM CORPORATION

                              By: /s/ Roger S. Marcus
                                  -------------------
                                  Roger S. Marcus
                                  President, Chairman & Chief Executive Officer (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                    Date
---------                     -----                                    ----

/s/ Roger S. Marcus          President, Chairman, Chief          March 13, 2007
-------------------          Executive Officer and Director
Roger S. Marcus              (Principal Executive Officer)

/s/ Howard N. Feist III      Chief Financial Officer             March 13, 2007
-----------------------      (Principal Financial and
Howard N. Feist III          Accounting Officer)

/s/ Richard G. Marcus        Vice Chairman and Director          March 13, 2007
---------------------
Richard G. Marcus

/s/ William M. Marcus        Director                            March 13, 2007
---------------------
William M. Marcus

/s/ Mark S. Newman           Director                            March 13, 2007
------------------
Mark S. Newman

/s/ Mark N. Kaplan           Director                            March 13, 2007
------------------
Mark N. Kaplan

                             Director                            March 13, 2007
------------------
C. Barnwell Straut

/s/ Jeffrey H. Coats         Director                            March 13, 2007
--------------------
Jeffrey H. Coats

/s/ Adam H. Slutsky          Director                            March 13, 2007
-------------------
Adam H. Slutsky

INDEX TO EXHIBITS

    Exhibit
     Number                           Exhibits
     ------                           --------

      3.1         Amended Certificate of Incorporation of the Company.(3)
      3.2         Amended and Restated Bylaws of the Company.(3)
      4.1 Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated ("Hillside").(2)
      4.2 Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
      4.2.1 First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
      4.2.2 Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
      4.2.3 Instrument of Resignation, Appointment and Acceptance dated as of December 14, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee.(17)
      10.1 Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Incorporated, Hillside, the Company (collectively, the "Congoleum Group"), Hillside Capital Incorporated ("Hillside Capital") and American Biltrite Inc. ("American Biltrite").(1)
      10.2 Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
      10.3 Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.(1)
      10.3.1 First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
      10.3.2 Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
      10.3.3 Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
      10.3.4 Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
      10.4        Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
      10.4.1      First Amendment, dated August 19, 1997, to Business Relations
                  Agreement, by and between American Biltrite and the
                  Company.(5)
      10.5 Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)
      10.6 Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").(2)

      10.7 First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
      10.8 Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
      10.9        Form of 1995 Stock Option Plan.(2)
      10.9.1      Form of Amendment to 1995 Stock Option Plan.(6)
      10.9.2 Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
      10.10 Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors. (8)
      10.10.1 Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan.(9)
      10.10.2 Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
      10.11 Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.(9)
      10.11.1 Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
      10.11.2 Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
      10.11.3 Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
      10.11.4 Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement (14), by and between the Company and Congress Financial Corporation dated as of December 14, 2004.
      10.11.5 Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of January 13, 2005.
      10.11.6 Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 7, 2005.
      10.11.7 Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005.
      10.11.8 Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006.
      10.11.9 Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27,2006.
      10.12 Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003.(12)
      10.12.1 First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003.(12)

      10.13 Collateral Trust Agreement, dated April 16, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust.(12)
      10.13.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between the Company, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust.(12)
      10.14 Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.14.1 Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.14.2 Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.14.3 Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
      10.15       Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc.
      12.1        Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.
      14.1        Code of Ethics.(14)
      21.1        Subsidiaries of the Company.(7)
      23.1 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
      31.1        Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive
                  Officer.
      31.2        Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial
                  Officer.
      32.1        Section 1350 Certification of Chief Executive Officer.
      32.2        Section 1350 Certification of Chief Financial Officer.
      99.1 Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
      99.2 Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies.(16)
      99.3 Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London.(16)
      99.4 Amendment to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005.(16)
      99.5 Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)
      99.6 Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company.(15)

      99.7 Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
      99.8 Settlement and Policy Buyback Agreement and Release by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company.(18)
      99.9 Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company.(18)
      99.10 Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
      99.11 Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of October 23, 2006.(19)
      99.12 Proposed Disclosure Statement with respect to the Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of October 23, 2006.(19)

(1) Incorporated by reference to the exhibit bearing the same description filed with the Company's Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994.

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

(17) Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2005

(18) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended March 31, 2006.

(19) Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2006