Form 10-Q
period 2007-03-31
CONGOLEUM CORP
filed 2007-05-11
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at April 30, 2007
            --------------------               -----------------------------

            Class A Common Stock                         3,663,390
            Class B Common Stock                         4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2007
         (unaudited) and December 31, 2006..................................  4

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)...................  5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)..........................  6

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited)........................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 34

Item 4.  Controls and Procedures............................................ 35


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 35

Item 1A. Risk Factors....................................................... 35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 43

Item 3.  Defaults Upon Senior Securities.................................... 43

Item 4.  Submission of Matters to a Vote of Security Holders................ 44

Item 5.  Other Information.................................................. 44

Item 6.  Exhibits .......................................................... 44

Signatures ................................................................. 45

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                                         March 31,       December 31,
                                                                                           2007              2006
                                                                                        (Unaudited)
=====================================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $     17,543    $     18,591
  Restricted cash ...................................................................          8,783           9,656
  Accounts receivable, less allowances of  $1,141 and $1,142 as of March 31, 2007
     and December 31, 2006, respectively ............................................         18,249          17,598
  Inventories .......................................................................         34,752          34,220
  Prepaid expenses and other current assets .........................................         24,471          25,610
---------------------------------------------------------------------------------------------------------------------
      Total current assets ..........................................................        103,798         105,675
  Property, plant and equipment, net ................................................         65,487          67,757
  Other assets, net .................................................................         10,806          10,770
---------------------------------------------------------------------------------------------------------------------
       Total assets .................................................................   $    180,091    $    184,202
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable ..................................................................   $     11,643    $     10,428
  Accrued liabilities ...............................................................         18,256          22,263
  Asbestos-related liabilities ......................................................         10,372          13,950
  Revolving credit loan .............................................................         12,951          12,715
  Accrued taxes .....................................................................            265             264
  Liabilities subject to compromise - current .......................................         37,377          34,602
---------------------------------------------------------------------------------------------------------------------
       Total current liabilities ....................................................         90,864          94,222
Liabilities subject to compromise - long term .......................................        136,126         136,533
---------------------------------------------------------------------------------------------------------------------
       Total liabilities ............................................................        226,990         230,755
=====================================================================================================================
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding as of March 31, 2007 and
   4,736,950 shares issued and 3,662,790 shares outstanding as of
   December 31, 2006 ................................................................             47              47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
   outstanding at March 31, 2007 and December 31, 2006 ..............................             46              46
Additional paid-in capital ..........................................................         49,354          49,349
Retained deficit ....................................................................        (65,077)        (64,726)
Accumulated other comprehensive loss ................................................        (23,456)        (23,456)
---------------------------------------------------------------------------------------------------------------------
                                                                                             (39,086)        (38,740)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at March 31,
    2007 and 1,074,160 shares at December 31, 2006 ..................................          7,813           7,813
=====================================================================================================================
    Total stockholders' equity (deficit) ............................................        (46,899)        (46,553)
=====================================================================================================================
    Total liabilities and stockholders' equity (deficit) ............................   $    180,091    $    184,202
=====================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2007         2006
                                                                   ----         ----
======================================================================================

Net sales ....................................................   $ 49,315    $ 57,237
Cost of sales ................................................     37,316      43,960
Selling, general and administrative expenses .................      9,451      10,396

--------------------------------------------------------------------------------------
     Income from operations ..................................      2,548       2,881
Other income (expense):
     Interest income .........................................        124         157
     Interest expense ........................................     (2,981)     (2,734)
     Other expense ...........................................        (42)        (42)

--------------------------------------------------------------------------------------
     (Loss) income before income taxes .......................       (351)        262
     Provision for income taxes ..............................         --          51

--------------------------------------------------------------------------------------
     Net (loss) income .......................................   $   (351)   $    211
======================================================================================

     Net (loss) income per common share
              Basic ..........................................   $  (0.04)   $   0.03
              Diluted ........................................      (0.04)       0.03
======================================================================================

      Weighted average number of common shares outstanding:
              Basic ..........................................      8,272       8,271
              Diluted ........................................      8,272       8,321
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                            2007        2006
                                                                            ----        ----

Cash flows from operating activities:
     Net (loss) income ...............................................   $   (351)   $    211
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
             Depreciation ............................................      2,654       2,565
             Amortization ............................................         96          96
             Stock based compensation expense ........................          5          55
             Changes in certain assets and liabilities:
                 Accounts and notes receivable .......................       (651)     (5,745)
                 Inventories .........................................       (532)     (3,894)
                 Prepaid expenses and other assets ...................        461       1,257
                 Insurance recovery (net) for oven replacement .......      1,561          --
                 Accounts payable ....................................      1,215         (99)
                 Accrued liabilities .................................     (1,168)      1,027
                 Asbestos-related liabilities ........................     (4,657)     (5,853)
                 Other ...............................................       (406)       (382)
----------------------------------------------------------------------------------------------
                    Net cash used in operating activities ............     (1,773)    (10,762)
==============================================================================================
Cash flows from investing activities:
             Capital expenditures ....................................       (384)       (502)
----------------------------------------------------------------------------------------------
                    Net cash used in investing activities ............       (384)       (502)
==============================================================================================
Cash flows from financing activities:
             Net short-term borrowings ...............................        236       1,886
             Net change in restricted cash ...........................        873        (474)
----------------------------------------------------------------------------------------------
                    Net cash provided by financing activities ........      1,108       1,412
==============================================================================================
Net decrease in cash and cash equivalents ............................     (1,048)     (9,852)
Cash and cash equivalents:
            Beginning of period ......................................     18,591      24,511
==============================================================================================
            End of period ............................................   $ 17,543    $ 14,659
==============================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

      In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum (the "Plan Trust").

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Bondholders' Committee (the "Bondholders' Committee") (representing holders of the Company's 8-5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, American Biltrite Inc. ("ABI"), on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan"), which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan is confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court").

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

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6.

      American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.

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

2.    Recent Accounting Principles:

      Pension and Other Postretirement Plans

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), which amends SFAS No. 87, Employers Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003). SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The impact from the recognition at December 31, 2006 of previously unrecognized amounts reduced stockholders' equity by approximately $3.8 million, net of $0.0 million of taxes.

      Accounting for Uncertainty in Income Taxes

      Effective January 1, 2007, Congoleum adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FASB requires that Congoleum recognize the impact of a tax position taken, or expected to be taken, in tax returns if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Under FIN 48, tax positions are evaluated for recognition using a "more-likely-than-not" threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Congoleum evaluated its tax positions in the tax returns filed, as well as unfiled tax positions and the amounts comprising deferred tax assets. Congoleum determined that the adoption of FIN 48 did not have a material impact on its financial position or results of operations.

      Congoleum's policy is to report interest (and penalties, if applicable) as tax provision (benefit) in the Consolidated Statements of Operations.

      Congoleum's federal income tax returns are open and subject to examination from the 2003 calendar year and later. Congoleum's various state income tax returns are generally open from the 2002 and later calendar years based on the statutes of limitations of the various states. Congoleum's tax return net operating loss carry forwards are significant. The calendar years in which losses arose may be subject to audit when such carry forwards are utilized to offset taxable income in future periods.

Reclassifications - Certain amounts appearing in the prior period's financial statements have been reclassified to conform to the current period's presentation. In 2006, the Company netted its deferred tax assets and liabilities on the consolidated balance sheet, which in prior periods were reported separately in assets and liabilities.

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                                     March 31,      December 31,
                                                       2007             2006
                                                    ----------------------------

Finished goods                                      $   26,283      $   26,515
Work-in-process                                          3,338           1,912
Raw materials and supplies                               5,131           5,793
                                                    ----------      ----------

Total inventories                                   $   34,752      $   34,220
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

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at March 31, 2007 and December 31, 2006, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.2 million at March 31, 2007 and December 31, 2006, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") has selected a remedy for the soil and shallow groundwater ("Operable Unit 1" or "OU-1"); however, the remedial investigation/feasibility study related to the deep groundwater ("OU-2") has not been completed. The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million. If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company's share. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

      The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, the Company commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the

Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan is confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

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

      During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. At this time, it is not known whether AIG will seek to terminate the settlement agreement after May 12, 2007. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement was null and void if the confirmation order fails to become a final order by June 22, 2007. At this time, it is not known whether those certain underwriters will seek to terminate the settlement agreement after June 22, 2007. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and the Company have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected. A hearing to consider approval of the Travelers settlement was held in

April 2007 and a ruling of the Bankruptcy Court is pending. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the Century appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If the Company is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements described in this paragraph are subject to termination.

      The terms of any new plan of reorganization are likely to be materially different from the Eleventh Plan, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time late in the fourth quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($22.8 million at March 31, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed.

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

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals were settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of a plan of reorganization and a Plan Trust. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. In April 2007, the Company filed a new motion for summary judgment in the Avoidance Actions, seeking to avoid the security interests in insurance allegedly securing the Claimant Agreement settlements. A hearing on this summary judgment motion is set for June 4, 2007.

      Nearly all asbestos-related claims that have been brought against the Company to date allege that various diseases were caused by exposure to asbestos-containing products, including resilient sheet vinyl and tile manufactured by the Company (or, in the workers' compensation cases, exposure to asbestos in the course of employment with the Company). The Company discontinued the manufacture of asbestos-containing sheet products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing materials in the sheet and tile products are non-friable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain non-friable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

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

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the

Claimant Agreement was not negotiated at arm's length or in good faith. Additionally, certain insurers have argued that Congoleum's entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety. Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

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

      In the middle of Congoleum presenting its case, in or about mid-November 2005, and in early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the decision of the United States Court of Appeals for the Third Circuit reversing the Bankruptcy Court's order approving the retention of GHR in In re Congoleum, 426 F.3d 675 (3d Cir. 2005), and/or Congoleum's filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues. Congoleum opposed the motions. The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.

      Congoleum completed the presentation of its case in April 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006. In July 2006 the State Court denied the motion for a directed verdict. The trial resumed in September 2006. Defendant insurers presented their case, for the most part, through documents and deposition designations. Post trial briefs were submitted by the parties in November 2006. The parties have completed Phase 1; all evidence has been submitted to the court and the parties have also filed all post-trial briefs. The State Court has not decided Phase 1, and the parties await the court's decision.

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

      The second phase of the trial will address all coverage issues, including but not limited to whether certain trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies. Any additional discovery, and scheduling of pre-trial motions and trial dates for Phase 2 will be addressed by the State Court after the Phase 1 trial decision.

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

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be secured by assets of GHR and would be made over time according to a formula based on GHR's earnings. The Bankruptcy Court approved the GHR settlement in April 2007. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

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

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2006 to March 31, 2007:

                                                                  Spending     Recoveries
                                   Balance at     Additions        Against        From        Balance at
(In thousands)                     12/31/2006    (Deletions)       Reserve      Insurance     3/31/2007
--------------------------------------------------------------------------------------------------------

Reserves
   Current                          $  7,800       $     --      $ (3,654)      $     --      $  4,146
   Long-Term                              --             --                           --            --

Receivables
   Current                           (21,813)            --      $ (1,003)                     (22,816)
   Long-Term                              --             --            --             --            --

--------------------------------------------------------------------------------------------------------

Net Asbestos Liability (Asset)      $(14,013)      $     --      $ (4,657)      $     --      $(18,670)
                                    ========       ========      ========       ========      ========

Restricted Cash
   Insurance Proceeds               $  6,149       $     --      $     77       $     --      $  6,226
                                    ========       ========      ========       ========      ========

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2005 to March 31, 2006:

                                                         Spending     Recoveries
                           Balance at      Additions      Against        From        Balance at
   (In thousands)          12/31/2005     (Deletions)     Reserve      Insurance      3/31/2006
-------------------------------------------------------------------------------------------------

Reserves
     Current                $ 19,469       $     --      $ (2,261)     $     --       $ 17,208
     Long-Term                    --                           --            --             --

Receivables
     Current                 (14,793)            --        (3,592)           --        (18,385)
     Long-Term                    --             --            --            --             --

-------------------------------------------------------------------------------------------------

Net Asbestos Liability
                            $  4,676       $     --      $ (5,853)     $     --       $ (1,177)
                            ========       ========      ========      ========       ========

Restricted Cash
    Insurance Proceeds      $  8,901       $     --      $     --      $    534       $  9,435
                            ========       ========      ========      ========       ========

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in thousands):

                                                    Three months Ended March 31,
                                                        2007             2006
                                                        ----             ----

      Beginning balance                              $  1,953         $  2,121

      Accruals                                            660            1,048

      Charges                                            (767)          (1,048)
                                                     --------         --------

      Ending balance                                 $  1,846         $  2,121
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

      Liabilities subject to compromise at March 31, 2007 and December 31, 2006 are as follows (in thousands):

                                                         March 31,  December 31,
                                                           2007         2006
      --------------------------------------------------------------------------
      Current
      Pre-petition other payables and accrued interest   $ 37,377    $ 34,602

      Non-current
      Debt (at face value)                                100,000     100,000
      Pension liability                                    15,004      15,494
      Other post-retirement benefit obligation              9,361       9,249
      Pre-petition other liabilities                       11,761      11,790
                                                         --------    --------
      Non Current                                         136,126     136,533
                                                         --------    --------

      Total liabilities subject to compromise            $173,503    $171,135
      ==========================================================================

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following (in thousands):
                                                         March 31,  December 31,
                                                           2007         2006
      --------------------------------------------------------------------------

      Accrued warranty, marketing and sales promotion    $14,240      $18,429
      Employee compensation and related benefits           3,673        3,333
      Other                                                  343          501
      --------------------------------------------------------------------------
      Total accrued liabilities                          $18,256      $22,263
      ==========================================================================

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of March 31, 2007 and December 31, 2006 (see Note 8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended March 31, 2007 and 2006 (in thousands):

                                                    Three Months Ended       Three Months Ended
                                                      March 31, 2007           March 31, 2006
                                                      --------------           --------------
                                                                 Other                    Other
                                                   Pension     Benefits     Pension     Benefits
                                                   -------     --------     -------     --------
Components of Net Periodic Benefit Cost:
    Service cost                                   $   366     $    53      $   361     $    48
    Interest cost                                   (1,206)        142        1,113         132
    Expected return on plan assets                  (1,146)         --         (997)         --
    Recognized net actuarial loss                      349          18          365          16
    Amortization of transition obligation               --          --           --          --
    Amortization of prior service cost                  11           3          (54)          9
                                                   -------     -------      -------     -------
Net periodic benefit cost                          $   786     $   216      $   788     $   205
                                                   =======     =======      =======     =======

      The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                     March 31, 2007          March 31, 2006
                                                     --------------          --------------
                                                                Other                   Other
                                                   Pension    Benefits     Pension    Benefits
                                                   -------    --------     -------    --------
    Discount rate                                   6.00%       6.00%       6.00%       6.00%
    Expected long-term return on plan  assets       7.00%         --        7.00%         --
    Rate of compensation increase                   5.00%         --        4.00%         --


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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan is confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

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

      The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time late in the fourth quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

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

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission. In addition, please refer to "Risk Factors - The Company has significant asbestos liability and funding exposure, and its most recent proposed amended plan of reorganization has been ruled unconfirmable as a matter of law" contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through a plan of reorganization.

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

                                       Three Months        Three Months
                                           Ended               Ended
                                      March 31, 2007      March 31, 2006
                                      --------------      --------------
                                                   (In thousands)

Net sales                                $ 49,315            $ 57,237
Cost of sales                              37,316              43,960
                                         --------            --------
Gross profit                               11,999   24.3%      13,277   23.2%
Selling, general and
  administrative expenses                   9,451   19.2%      10,396   18.2%
                                         --------            --------

Operating income                            2,548               2,881
Interest expense, net                      (2,857)             (2,577)
Other expense, net                             42                  42
                                         --------            --------
(Loss) income before taxes                   (351)                262
Provision for income taxes                     --                  51
                                         --------            --------

Net (loss) income                        $   (351)           $    211
                                         ========            ========

      Net sales for the three months ended March 31, 2007 were $49.3 million as compared to $57.2 million for the three months ended March 31, 2006, a decrease of $7.9 million or 13.8%. The decrease primarily reflected lower sales to the manufactured housing industry which benefited from hurricane-related demand during the first quarter of 2006. Additionally, the Company experienced weaker sales in builder and trade-up resilient sheet products reflecting a slowdown in the new housing construction market coupled with distributors reducing inventories in light of market conditions. Offsetting these declines was the impact of price increases instituted in the second half of 2006 (3.5%).

      Gross profit for the three months ended March 31, 2007 totaled $12.0 million, or 24.3% of net sales, compared to $13.3 million, or 23.2% of net sales, for the same period last year. The decline in gross margin dollars was volume-related. The major factors leading to the improvement in gross margin percent were the price increases instituted in the second half of 2006 (3.5% of net sales) coupled with cost reduction initiatives implemented in January 2007 across all manufacturing facilities, which helped offset the negative impact on absorption of lower production levels. In addition, the Company experienced manufacturing inefficiencies in the first quarter of 2006 due to the need to obtain certain raw materials from alternative supplier.

      Selling, general and administrative expenses were $9.5 million for the three months ended March 31, 2007 as compared to $10.4 million for the three months ended March 31, 2006, a decrease of $0.9 million. The reduction in expenses reflects lower merchandising and sales support related costs (down by $0.8 million), lower compensation and related benefit costs reflecting workforce reductions in January 2007 ($0.4 million) and lower depreciation expense ($0.1 million) partially offset by a $0.4 million charge for severance. As a percent of net sales, selling, general and administrative costs were 19.2% for the three months ended March 31, 2007 compared to 18.2% for the same period last year.

      Income from operations was $2.5 million for the quarter ended March 31, 2007 compared to income of $2.9 million for the quarter ended March 31, 2006. The reduction in operating income reflected the lower sales and gross margins, partially offset by lower selling, general and administrative expenses.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company's bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During the first three months of 2007, the Company paid $4.7 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at March 31, 2007 the Company had incurred but not paid approximately $6.3 million in additional fees and expenses for services rendered through that date.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($22.8 million at March 31, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at March 31, 2007 is approximately $34.6 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing.

      In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into the GHR Settlement under which GHR will pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. In April 2007, the Bankruptcy Court approved the GHR Settlement. The payment is secured by assets of GHR and is to be made over time according to a formula based on GHR's earnings. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

      Unrestricted cash and cash equivalents, including short-term investments at March 31, 2007, were $17.5 million, a decrease of $1.0 million from December 31, 2006. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.6 million and $3.6 million at March 31, 2007 and December 31, 2006, respectively, are recorded as restricted cash. Additionally, $6.2 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the purported lien of the Collateral Trust, is included as restricted cash at March 31, 2007. The Company expects to contribute these funds to the Plan Trust. Working capital was $12.9 million at March 31, 2007, up from $11.5 million at December 31, 2006. The ratio of current assets to current liabilities at March 31, 2007 was 1.1 to 1.0, which is unchanged from December 31, 2006. Net cash used in operations during the first three months of 2007 was $1.8 million, as compared to net cash used in operations of $10.8 in the first three months of 2006. The reduction in cash used in operations was primarily due to lower working capital requirements for inventory and receivables.

      Capital expenditures for the three months ended March 31, 2007 totaled $0.4 million. The Company is currently planning capital expenditures of approximately $5.0 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at March 31, 2007. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2007, based on the level of receivables and inventory, $20.5 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $13.0 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success in obtaining it.

      In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of March 31, 2007 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

      (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting during the last quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings:

      The information contained in Note 5, "Environmental and Other Liabilities", and Note 6, "Asbestos Liabilities", of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

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

            The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time late in the fourth quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

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

            The Eleventh Plan and any alternative plan of reorganization pursued by the Company or another plan proponent or confirmed by the Bankruptcy Court and the District Court could materially differ from the description of the Eleventh Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Eleventh Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

            Confirmation of a plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Company's plan of reorganization or in connection with the State Court insurance coverage litigation discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation, the Company may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in the Company not being able to confirm an amended plan of reorganization or have such plan become effective.

            Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely agreement with other creditors, or classes of creditors, that exist or may emerge,
            (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by the Company and the court overruling any objections to the

            Company's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers,
            (x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

            For further information regarding the Company's asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Notes 1 and 6 of Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

      The Company operates in a highly competitive flooring industry and some of its competitor have greater resources and broader distribution channels than the Company.

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

            The Company offers a limited warranty on all of its products against manufacturing defects. In addition, as a part of its efforts to differentiate mid- and high-end products through color, design and other attributes, the Company offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics, which generally increase with the price of such products. If the Company were to incur a significant number of warranty claims, the resulting warranty costs could be substantial

      The Company is heavily dependent upon its distributors to sell the Company's products and the loss of a major distributor of the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

            The Company currently sells its products through approximately 13 distributors providing approximately 74 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 65% and 67% of the Company's net sales for the three months ended March 31, 2007 and 2006, respectively.

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

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

      Item 3. Defaults Upon Senior Securities:

            The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Company's Senior Notes. In addition, due to the Chapter 11 proceedings, the Company was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005, February 1, 2006, August 1, 2006 and February 1, 2007, on the Senior Notes. The aggregate amount of accrued interest that was not paid on the Senior

            Notes on those dates is approximately $34.6 million. As of March 31, 2007, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.8 million. These amounts, which include $4.3 million of accrued interest on the interest due but not paid from February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005, February 1, 2006, August 1, 2006 and February 1, 2007, are included in "Liabilities Subject to Compromise." (See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

      Item 4. Submission of Matters to a Vote of Security Holders: None.

      Item 5. Other Information: None

      Item 6. Exhibits:

                  Exhibits

                  Exhibit
                   Number                       Exhibits
                   ------                       --------

                    31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

                    31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

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

                                   CONGOLEUM CORPORATION
                                       (Registrant)


Date: May 11, 2007                 By: /s/ Howard N. Feist III
                                       -----------------------
                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

                                  Exhibit Index


Exhibit
 Number                                    Exhibits
 ------                                    --------

  31.1        Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

  31.2        Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

  32.1        Section 1350 Certification of the Chief Executive Officer.

  32.2        Section 1350 Certification of the Chief Financial Officer.