Form 10-Q
period 2007-06-30
CONGOLEUM CORP
filed 2007-10-11
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at September 30, 2007
      --------------------                   ---------------------------------

      Class A Common Stock                               3,663,390
      Class B Common Stock                               4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2007
         (unaudited) and December 31, 2006.....................................4

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)...................5

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)..............................6

         Notes to Unaudited Condensed Consolidated Financial Statements
         (unaudited)...........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........36

Item 4.  Controls and Procedures..............................................36


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings 37

Item 1A. Risk Factors ........................................................37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........44

Item 3.  Defaults Upon Senior Securities......................................44

Item 4.  Submission of Matters to a Vote of Security Holders..................44

Item 5.  Other Information 45

Item 6.  Exhibits ............................................................45

Signatures ...................................................................46

                     Factors That May Affect Future Results

      Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on the expectations of Congoleum Corporation (the "Company" or "Congoleum"), as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              CONGOLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                                       June 30,    December 31,
                                                                                         2007          2006
                                                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $  23,995    $  18,591
  Restricted cash ..................................................................       9,697        9,656
  Accounts receivable, less allowances of  $1,214 and $1,142 as of June 30, 2007
      and December 31, 2006, respectively ..........................................      18,102       17,598
  Inventories ......................................................................      35,549       34,220
  Prepaid expenses and other current assets ........................................      24,572       25,610
---------------------------------------------------------------------------------------------------------------
      Total current assets .........................................................     111,915      105,675
  Property, plant and equipment, net ...............................................      63,629       67,757
  Other assets, net ................................................................      11,072       10,770
---------------------------------------------------------------------------------------------------------------
      Total assets .................................................................   $ 186,616    $ 184,202
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable .................................................................   $  12,476    $  10,428
  Accrued liabilities ..............................................................      22,183       22,263
  Asbestos-related liabilities .....................................................       8,560       13,950
  Revolving credit loan ............................................................      13,515       12,715
  Accrued taxes ....................................................................         274          264
  Liabilities subject to compromise - current ......................................      40,185       34,602
---------------------------------------------------------------------------------------------------------------
     Total current liabilities .....................................................      97,193       94,222
Liabilities subject to compromise - long term ......................................     135,482      136,533
---------------------------------------------------------------------------------------------------------------
     Total liabilities .............................................................     232,675      230,755
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding at June 30, 2007 and
     December 31, 2006 .............................................................          47          (47)
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
     outstanding at June 30, 2007 and December 31, 2006 ............................          46           46
Additional paid-in capital .........................................................      49,359       49,349
Retained deficit ...................................................................     (64,242)     (64,726)
Accumulated other comprehensive loss ...............................................     (23,456)     (23,456)
---------------------------------------------------------------------------------------------------------------
                                                                                         (38,246)     (38,740)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at June 30,
      2007 and 1,074,160 shares at December 31, 2006 ...............................       7,813        7,813
---------------------------------------------------------------------------------------------------------------
      Total stockholders' equity (deficit) .........................................     (46,059)     (46,553)
---------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity (deficit) .........................   $ 184,202    $ 186,616
---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three Months Ended        Six Months Ended
                                               --------------------    ----------------------
                                                     June 30,                 June 30,
                                               --------------------    ----------------------
                                                 2007         2006        2007         2006

Net sales ..................................   $ 57,541    $ 58,743    $ 106,856    $ 115,980
Cost of sales ..............................     43,797      45,139       81,113       89,099
Selling, general and administrative expenses      9,963      10,261       19,414       20,657
Income from operations .....................      3,781       3,343        6,329        6,224
Other income (expense):
    Interest income ........................        130         126          254          283
    Interest expense .......................     (3,077)     (2,867)      (6,058)      (5,601)
    Other income (expense) .................          8          89          (34)          47
                                               --------    --------    ---------    ---------
Income before taxes ........................        842         691          491          953

Provision for income taxes .................          7          65            7          116
                                               --------    --------    ---------    ---------
Net income .................................   $    835    $    626    $     484          837
                                               ========    ========    =========    =========

     Net income per common share, basic ....   $   0.10    $   0.08    $    0.06    $    0.10
                                               ========    ========    =========    =========

     Net income per common share, diluted ..   $   0.10    $   0.08    $    0.06    $    0.10
                                               ========    ========    =========    =========

     Weighted average number of common shares
             outstanding, basic ............      8,272       8,272        8,272        8,272
                                               ========    ========    =========    =========

     Weighted average number of common shares
             outstanding, diluted ..........      8,288       8,333        8,289        8,328
                                               ========    ========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                          2007       2006
                                                                          ----       ----

Cash flows from operating activities:
     Net income ....................................................   $    484    $    837
     Adjustments to reconcile net  income to net cash provided by
     (used in) operating activities:
             Depreciation ..........................................      5,201       5,152
             Amortization ..........................................        192         193
             Stock based compensation expense ......................         10         110
             Changes in certain assets and liabilities:
                 Accounts and notes receivable .....................       (504)     (7,143)
                 Inventories .......................................     (1,329)     (4,874)
                 Prepaid expenses and other assets .................      1,244       1,888
                 Insurance recovery (net) for oven replacement .....      1,561          --
                 Accounts payable ..................................      2,048      (1,021)
                 Accrued liabilities ...............................      5,635       5,347
                 Asbestos-related liabilities ......................     (7,783)    (11,321)
                 Other .............................................     (1,041)       (800)
----------------------------------------------------------------------------------------------
                    Net cash provided by (used in)
                         operating activities ......................      5,718     (11,632)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures ..................................     (1,073)       (996)
----------------------------------------------------------------------------------------------
                    Net cash used in investing activities ..........     (1,073)       (996)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net short-term borrowings .............................        800       3,884
             Net change in restricted cash .........................        (41)       (323)
----------------------------------------------------------------------------------------------
                    Net cash provided by financing activities ......        759       3,561
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
     cash equivalents ..............................................      5,404      (9,067)
Cash and cash equivalents:
            Beginning of period ....................................     18,591      24,511
----------------------------------------------------------------------------------------------
            End of period ..........................................   $ 23,995    $ 15,444
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Bondholders' Committee (the "Bondholders' Committee") (representing holders of the Company's 8-5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, American Biltrite Inc. ("ABI"), on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan"), which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court").

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

      On May 18, 2007, the New Jersey state court (the "State Court") issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for a pre-petition settlement agreement (the "Claimant Agreement") between Congoleum and approximately 9,000 asbestos personal injury claimants. In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed an objection (the "Omnibus Objection") in the Bankruptcy Court on June 7, 2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement, the Claimant Agreement or the agreements establishing a pre-petition trust (the "Collateral Trust") be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

      On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. The Company amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

      In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims. On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Action, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.

      The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of the Pre-Petition Settlement Agreements and Claimant Agreements. A disclosure statement hearing was held on August 30, 2007, and the Bankruptcy Court ruled that the FCR needed to amend his disclosure statement and set a further hearing on this subject for November 8, 2007.

      For more information regarding the Company's asbestos liability and plan for resolving that liability, please refer to Note 6.

      American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's liabilities at December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

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

Fair Value of Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition.

Reclassifications - Certain amounts appearing in the prior period's financial statements have been reclassified to conform to the current period's presentation.

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                                       June 30,     December 31,
                                                         2007           2006
                                                       -------------------------

         Finished goods                                 $28,294       $26,515
         Work-in-process                                  2,177         1,912
         Raw materials and supplies                       5,078         5,793
                                                        -------       -------

         Total inventories                              $35,549       $34,220
                                                        =======       =======

4.    Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, unless their effect is anti-dilutive.

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at June 30, 2007 and December 31, 2006, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.2 million at June 30, 2007 and December 31, 2006, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

6.    Asbestos Liabilities

      Claims Settlement and Chapter 11 Reorganization

      In early 2003, the Company announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, the Company entered into the Claimant Agreement. As contemplated by the Claimant Agreement, the Company also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in the Company's rights under its applicable insurance coverage and payments from the Company's insurers for asbestos claims.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

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

      On May 18, 2007, the State Court issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for the Claimant Agreement. In that ruling, the State Court judge also citied trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed the Omnibus Objection in the Bankruptcy Court on June 7, 2007 requesting that the settled Claims be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

      On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. The Company amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

      In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

      On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Action, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.

      The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of the Pre-Petition Settlement Agreements and Claimant Agreements. A disclosure statement hearing was held on August 30, 2007, and the Bankruptcy Court ruled that the FCR needed to amend his disclosure statement and set a further hearing on this subject for November 8, 2007.

      Congoleum continues to be involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

      During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. On or about June 25, 2007, Congoleum and AIG executed a letter agreement providing that the parties would provide 45 days advance notice of their intent to terminate the AIG settlement. To date, neither party has given notice of an intent to terminate the agreement. At this time, it is not known whether AIG ultimately will seek to terminate the settlement agreement. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement was null and void if the confirmation order fails to become a final order by June 22, 2007 and the parties have agreed through counsel that neither party will terminate prior to early November 2007, absent ten days advance notice of an intent to terminate. At this time, it is not known whether those certain underwriters have not sought to terminate the settlement agreement. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and the

Company reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. The Mount McKinley settlement agreement contains a provision that any Party may declare the agreement to be null and void if the Confirmation Order and Approval Order do not become Final Orders within two years of the Execution Date (as those terms are defined in the Mount McKinley Settlement Agreement). At this time, Mount McKinley has not sought to terminate the Settlement Agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected. A hearing to consider approval of the Travelers settlement was held in April 2007, and on May 11, 2007 the Bankruptcy Court issued a decision denying approval of the Travelers settlement. Congoleum and Travelers have appealed that decision to the United States District Court for the District of New Jersey. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If the Company is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements described in this paragraph are subject to termination.

      The terms of any new plan of reorganization are likely to be materially different from the Eleventh Plan, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time in the first quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.1 million at June 30, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined. There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company's bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. It is anticipated that any plan of reorganization will provide for payment of those claims in full from certain insurance proceeds.

      Based on Congoleum's Eighth Plan, the Company has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through a Plan Trust. The Company recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete any future plan of reorganization. Amounts that may be contributed to any Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of a new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated. The Company may record significant additional charges in connection with its reorganization proceedings.

      Pending Asbestos Claims

      In 2003, the Company was one of many defendants in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals, alleging personal injury or death from exposure to asbestos or asbestos-containing products. Claims involving approximately 80 thousand individuals were settled pursuant to the Claimant Agreement and litigation related to unsettled or new claims is presently stayed by the Bankruptcy Code. The Company expects unsettled and future claims to be handled in accordance with the terms of a plan of reorganization and a Plan Trust. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. In April 2007, the Company filed a new motion for summary judgment in the Avoidance Actions, seeking to avoid the security interests in insurance allegedly securing the Claimant Agreement settlements. On June 7, 2007 Congoleum filed the Omnibus Objection in the Bankruptcy Court requesting that the Settled Claims be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

      On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. The Company amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

      In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

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

      Status of Insurance Coverage

      During the period that Congoleum produced asbestos-containing products, until claims for asbestos were excluded under insurance policies, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum's excess insurers (the "Coverage Action"). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement (the "Liberty Settlement") with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust. Payment of such fees and expenses are subject to Bankruptcy Court order or approval. As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

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

      The first phase of the trial began in August 2005. Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement. Three months into the trial, in October 2005, a federal appeals court ruled that the law firm of Gilbert Heintz & Randolph ("GHR"), which had been acting as the Company's insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

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

      Congoleum completed the presentation of its case in April 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006. In July 2006 the State Court denied the motion for a directed verdict. The trial resumed in September 2006. Defendant insurers presented their case, for the most part, through documents and deposition designations. Post trial briefs were submitted by the parties in November 2006. On May 18, 2007 the State Court issued a decision ruling that the defendant insurers have no coverage obligations for the Claimant Agreement under New Jersey law.

      The second phase of the trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies. Any additional discovery, and scheduling of pre-trial motions and trial dates for Phase 2 will be addressed by the State Court at an appropriate time.

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

      Accounting for Asbestos-Related Claims

      Under the terms of the Claimant Agreement, the Company's claims processing agent processed 79,630 claims meeting the requirements of the Claimant Agreement with a settlement value in excess of $466 million. In addition, Pre-Existing Settlement Agreements and Trial-Listed Settlement Agreements with claims secured by the Collateral Trust total approximately $25 million. As a result of tabulating ballots on its Fourth Plan, the Company is also aware of claims by approximately 33,000 claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. The outcome of the Omnibus Objection and the terms of any Trust Distribution Procedures ("TDP") that may be approved in connection with any plan of reorganization could result in the settlement of these claims for materially different amounts.

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

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2006 to June 30, 2007:

                                                               Spending      Recoveries
                                  Balance at     Additions      Against         From        Balance at
(In thousands)                    12/31/2006    (Deletions)     Reserve      Insurance      6/30/2007
-------------------------------------------------------------------------------------------------------

Reserves
--------
   Current                          $  7,800       $  --        $(5,545)      $     --       $  2,255
   Long-Term                              --          --                            --             --

Receivables
-----------
   Current                           (21,813)         --         (2,238)                      (24,051)
   Long-Term                              --          --             --             --             --

-------------------------------------------------------------------------------------------------------

Net Asbestos Liability (Asset)      $(14,013)      $  --        $(7,783)      $     --       $(21,796)
                                    ========       =====        =======       ========       ========

Restricted Cash
---------------
   Insurance Proceeds               $  6,149       $  --        $    --       $    156       $  6,305
                                    ========       =====        =======       ========       ========

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2005 to June 30, 2006:

                                                       Spending      Recoveries
                           Balance at    Additions      Against         From       Balance at
   (In thousands)          12/31/2005   (Deletions)     Reserve      Insurance     6/30/2006
-------------------------------------------------------------------------------------------------

Reserves
--------
     Current                $ 19,469       $  --       $ (5,576)      $    --       $ 13,893
     Long-Term                    --                         --            --             --

Receivables
-----------
     Current                 (14,793)         --         (5,745)           --        (20,538)
     Long-Term                    --          --             --            --             --

-------------------------------------------------------------------------------------------------

Net Asbestos Liability
----------------------
                            $  4,676       $  --       $(11,321)      $    --       $ (6,645)
                            ========       =====       ========       =======       ========

Restricted Cash
---------------
    Insurance Proceeds      $  8,901       $  --       $     --       $   646       $  9,547
                            ========       =====       ========       =======       ========

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in thousands):

                                                     Six months Ended June 30,
                                                      2007               2006
                                                      ----               ----

      Beginning balance                             $ 1,957            $ 2,122

      Accruals                                        1,633              2,066

      Charges                                        (1,733)            (2,074)
                                                    -------            -------

      Ending balance                                $ 1,857            $ 2,114
                                                    =======            =======

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

      Liabilities subject to compromise at June 30, 2007 and December 31, 2006 are as follows (in thousands):

                                                         June 30,   December 31,
                                                           2007         2006
      --------------------------------------------------------------------------
      Current
      -------
      Pre-petition other payables and accrued interest   $ 40,185    $ 34,602

      Non-current
      -----------
      Debt (at face value)                                100,000     100,000
      Pension liability                                    14,245      15,494
      Other post-retirement benefit obligation              9,476       9,249
      Pre-petition other liabilities                       11,761      11,790
                                                         --------    --------
      Non Current                                         135,482     136,533
                                                         --------    --------

      Total liabilities subject to compromise            $175,667    $171,135
      ==========================================================================

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                                         June 30,   December 31,
                                                           2007         2006
      --------------------------------------------------------------------------

      Accrued warranty, marketing and sales promotion     $15,255     $18,429
      Employee compensation and related benefits            3,740       3,333
      Other                                                 3,188         501
      --------------------------------------------------------------------------
      Total accrued liabilities                           $22,183     $22,263
      ==========================================================================

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of June 30, 2007 and December 31, 2006 (see Note 8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended June 30, 2007 and 2006 (in thousands):

                                               Three Months Ended        Three Months Ended
                                                  June 30, 2007             June 30, 2006
                                                  -------------             -------------
                                                            Other                    Other
                                              Pension     Benefits      Pension    Benefits
                                              -------     --------      -------    --------
Components of Net Periodic Benefit Cost:
    Service cost                              $   366       $ 53        $   361      $ 48
    Interest cost                              (1,206)       142          1,113       132
    Expected return on plan assets             (1,146)        --           (997)       --
    Recognized net actuarial loss                 349         18            365        16
    Amortization of prior service cost             11          3            (54)        9
                                              -------       ----        -------      ----
Net periodic benefit cost                     $   786       $216        $   788      $205
                                              =======       ====        =======      ====

                                               Six Months Ended          Six Months Ended
                                                 June 30, 2007             June 30, 2006
                                                 -------------             -------------
                                                            Other                      Other
                                              Pension     Benefits      Pension      Benefits
                                              -------     --------      -------      --------
Components of Net Periodic Benefit Cost:
    Service cost                              $   732       $106        $   721        $ 96
    Interest cost                               2,412        284          2,226         264
    Expected return on plan assets             (2,292)        --         (1,994)         --
    Recognized net actuarial loss                 698         36            731          32
    Amortization of prior service cost             22          6           (108)         18
                                              -------       ----        -------        ----
Net periodic benefit cost                     $ 1,572       $432        $ 1,576        $410
                                              =======       ====        =======        ====

The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                                  June 30, 2007        June 30, 2006
                                                  -------------        -------------
                                                            Other                 Other
                                                Pension   Benefits    Pension   Benefits
                                                -------   --------    -------   --------
Discount rate                                    6.00%      6.00%      6.00%      6.00%
Expected long-term return on plan assets         7.00%       --        7.00%       --
Rate of compensation increase                    5.00%       --        4.00%       --


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

         On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

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

      On September 4, 2007, Congoleum filed Third Amended Complaint in the Avoidance Action, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.

      The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of the Pre-Petition Settlement Agreements and Claimant Agreements. A disclosure statement hearing was held on August 30, 2007, and the Bankruptcy Court ruled that the FCR needed to amend his disclosure statement and set a further hearing on this subject for November 8, 2007.

      The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time in the first quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

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

      In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005,

Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. On June 7, 2007, Congoleum filed the Omnibus Objection in the Bankruptcy Court requesting that the Settled Claims be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement be rescinded and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

         On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. The Company amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

         In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

         Due to, among other things, the ongoing Avoidance Actions and Omnibus Objection, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by approximately 33,000 claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

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

     Three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006

                                       Three months ended                   Six months ended
                                           June 30,                             June 30,
                                     2007              2006               2007              2006
                                    (In thousands of dollars)            (In thousands of dollars)

Net sales                          $ 57,541           $ 58,743           $106,856           $115,980
Cost of sales                        43,797             45,139             81,113             89,099
                                   ---------          ---------          ---------          ---------
Gross profit                         13,744   23.9%     13,604   23.2%     25,743   24.1%     26,881    23.2%
Selling, general and
    administrative expenses           9,963   17.3%     10,261   17.5%     19,414   18.2%     20,657    17.8%
                                   ---------          ---------          ---------          ---------

Operating income                      3,781              3,343              6,329              6,224
Interest expense, net               (2,947)            (2,741)            (5,408)            (5,318)
Other income (expense), net               8                 89               (34)                 47
                                   ---------          ---------          ---------          ---------
Income before taxes                     842                691                491                953
Provision for income taxes                7                 65                  7                116
                                   ---------          ---------          ---------          ---------

Net income                         $    835           $    626           $    484           $    837
                                   =========          =========          =========          =========

      Net sales for the three months ended June 30, 2007 were $57.5 million as compared to $58.7 million for the three months ended June 30, 2006, a decrease of $1.2 million or 2.0%. The decrease primarily reflected continued weakness in the remodel and new residential markets and a soft sales environment for the manufactured housing segment. The sales shortfall was partially mitigated by the impact of price increases taken in late 2006.

      Net sales for the six months ended June 30, 2007 were $106.9 million as compared to $116.0 million for the six months ended June 30, 2006, a decrease of $9.1 million or 7.9%. The decrease is primarily attributable to volume declines in resilient sheet sales to both the remodel and builder segments coupled with lower demand in the manufactured housing sector. Partially offsetting this sales decline was the impact of price increases instituted in late 2006 and increased sales of lower priced resilient sheet specials.

      Gross profit for the three months ended June 30, 2007 totaled $13.7 million, or 23.9% of net sales, compared to $13.6 million, or 23.2% of net sales, for the same period last year. The major factors leading to the improvement in gross margin percent were the price increases instituted in September 2006 (3.1% of net sales), which helped offset the negative impact on absorption of lower production levels and an unfavorable product mix. Gross profit for the six months ended June 30, 2007 totaled $25.7 million or 24.1% of net sales, compared to $26.9 million or 23.2% of net sales for the same period last year. The decrease in gross profit dollars reflects the lower sales volume, while the improvement in gross margin percent resulted from selling price increases instituted in September 2006 (4.3%) which offset the negative impact of lower production levels on overhead absorption and our unfavorable product mix.

      Selling, general and administrative expenses were $10.0 million for the three months ended June 30, 2007 as compared to $10.3 million for the three months ended June 30, 2006, a decrease of $0.3 million. The reduction in expenses reflects lower merchandising and sales support related costs (down by $0.5 million), lower compensation and related benefit costs reflecting workforce reductions in January 2007 ($0.2 million) and lower depreciation expense ($0.2 million), partially offset by higher medical costs ($0.3 million) and legal expense ($0.2 million). As a percent of net sales, selling, general and administrative costs were 17.3% for the second quarter of 2007 compared to 17.5% for the same period last year. Selling, general and administrative expenses were $19.4 million for the six months ended June 30, 2007 as compared to $20.7 million for the six months ended June 30, 2006, a decrease of $1.2 million. The reduction in expenses primarily reflects lower sample and merchandising expense ($1.0 million), lower compensation related to headcount reductions ($0.4 million) partially offset by higher medical costs and retiree benefits ($0.6 million). As a percent of net sales, selling, general and administrative costs were 18.2% for the six months ended June 30, 2007 compared to 17.8% for the same period last year.

      Income from operations totaled $3.8 million for the quarter ended June 30, 2007 compared to income of $3.3 million for the quarter ended June 30, 2006. The increase in operating income reflected the improved gross margins and lower operating expenses. Income from operations was $6.3 million for the six months ended June 30, 2007 compared to income of $6.2 million for the six months ended June 30, 2006. The improvement in operating income for the six months ended June 30, 2007 versus the prior year reflects lower operating expenses, partially offset by the volume related reduction in gross margins.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company's bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During the first six months of 2007, the Company paid $5.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at June 30, 2007 the Company had incurred but not paid approximately $6.0 million in additional fees and expenses for services rendered through that date.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.1 million at June 30, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at June 30, 2007 is approximately $35.2 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing.

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

      Unrestricted cash and cash equivalents, including short-term investments at June 30, 2007, were $24.0 million, an increase of $5.4 million from December 31, 2006. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $3.4 million and $3.6 million at June 30, 2007 and December 31, 2006, respectively, are recorded as restricted cash. Additionally, $6.3 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the purported lien of the Collateral Trust, is included as restricted cash at June 30, 2007. The Company expects to contribute these funds to the Plan Trust. Working capital was $14.7 million at June 30, 2007, up from $11.5 million at December 31, 2006. The ratio of current assets to current liabilities at June 30, 2007 was 1.2 to 1.0, which is up slightly from 1.1 to 1.0 at December 31, 2006. Net cash provided by operations during the first six months of 2007 was $5.7 million, as compared to net cash used in operations of $11.6 in the first six months of 2006. The reduction in cash used in operations was primarily due to lower working capital requirements for inventory and receivables, as well as lower reorganization related expenditures.

      Capital expenditures for the six months ended June 30, 2007 totaled $1.1 million. The Company is currently planning capital expenditures of approximately $5.0 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at June 30, 2007. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2007, based on the level of receivables and inventory, $19.4 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $13.5 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success in obtaining it.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of June 30, 2007 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

            There can be no assurance that the Company will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any person will to propose and confirm a plan or what any such plan, when confirmed, would provide or propose, and whether the Bankruptcy Court would approve such a plan.

            The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time in the first quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

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

            The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film. The Company purchases most of these raw materials from multiple sources. Although the Company has historically been able to obtain its requirements for these materials, it has occasionally experienced significant price increases for some of these materials, and has periodically needed to find new sources for cost, quality or sufficiency of supply reasons. Raw material prices in 2004 and 2005 increased significantly, and supplies of certain materials, particularly vinyl resins, remained tight in the first half of 2006 due to several factors, including the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resins and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

            THE COMPANY IS HEAVILY DEPENDENT UPON ITS DISTRIBUTORS TO SELL THE COMPANY'S PRODUCTS AND THE LOSS OF A MAJOR DISTRIBUTOR COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

            The Company currently sells its products through approximately 13 distributors providing approximately 74 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 67% and 69% of the Company's net sales for the six months ended June 30, 2007 and 2006, respectively.

            STOCKHOLDER VOTES ARE CONTROLLED BY ABI; CONGOLEUM'S INTERESTS MAY NOT BE THE SAME AS ABI'S INTERESTS.

            ABI owns a majority (approximately 55% as of December 31, 2006) of the outstanding shares of the Company's common stock, representing a 69.4% voting interest. As a result, ABI can elect all of the Company's directors and can control the vote on all matters, including determinations such as: approval of mergers or other business combinations, sales of all or substantially all of the Company's assets, any matters submitted to a vote of the Company's stockholders, issuance of any additional common stock or other equity securities, incurrence of debt other than in the ordinary course of business, payment of dividends with respect to common stock or other equity securities, and other matters that might be favorable to ABI. ABI's ability to prevent an unsolicited bid for Congoleum or any other change in control could have an adverse effect on the market price for the Company's common stock. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.     Defaults Upon Senior Securities:

            The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, the Company was not permitted from making the interest payments due February 1, 2004, 2005, 2006 and 2007 and August 1, 2004, 2005, 2006 and 2007. The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $41.7 million. As of June 30, 2007, the aggregate outstanding principal amount of the Senior Notes, was $100 million. These amounts, which include $5.0 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, 2005, 2006 and 2007 and August 1, 2004, 2005 and 2006 with respect to the Senior Notes are included in the line item "Liabilities Subject to Compromise" in the Company's consolidating condensed balance sheet included in this report.

Item 4.     Submission of Matters to a Vote of Security Holders:

            At the annual meeting of the Company's stockholders held on May 8, 2007, all director nominees were elected.

            The three nominees who were elected as Class B directors will hold office until the meeting of stockholders to be held in 2010 and until their successors are duly elected and qualify. The results of the vote for the election of those directors are set forth below.

            --------------------------------------------------------------------
                                       Number of Votes          Number of Votes
                       Name                  For                  Withheld
            --------------------------------------------------------------------

            Mark N. Kaplan               11,796,213                13,021
            --------------------------------------------------------------------
            Richard G. Marcus            11,786,549                22,685
            --------------------------------------------------------------------
            Mark S. Newman               11,778,772                30,462
            --------------------------------------------------------------------

            The directors whose terms of office continued and the years their terms expire are as follows:

                    Class C Directors - Term Expires in 2008

                                 Roger S. Marcus
                                 Adam H. Slutsky

                    Class A Directors - Term Expires in 2009

                                William M. Marcus
                               C. Barnwell Straut
                                Jeffrey H. Coats

Item 5.     Other Information:

Item 6.     Exhibits:

            Exhibits

            Exhibit
             Number                        Exhibits
             ------                        --------

              31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
              31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
              32.1         Section 1350 Certification of the Chief Executive
                           Officer
              32.2         Section 1350 Certification of the Chief Financial
                           Officer
              10.1 Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement between Congoleum Corporation and Wachovia Bank National Association successor by merger to Congress Financial Corporation

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONGOLEUM CORPORATION
                                       (Registrant)

Date: October  11, 2007           By: /s/ Howard N. Feist III
                                      --------------------------------------
                                      Howard N. Feist III
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial & Accounting Officer)

                                  Exhibit Index

            Exhibit
             Number                      Exhibits
             ------                      --------

              31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
              31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
              32.1        Section 1350 Certification of the Chief Executive
                          Officer.
              32.2        Section 1350 Certification of the Chief Financial
                          Officer.
              10.1 Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement between Congoleum Corporation and Wachovia Bank National Association successor by merger to Congress Financial Corporation