Form 10-Q
period 2007-09-30
CONGOLEUM CORP
filed 2007-11-14
CIK 23341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2007

                                       or

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

              Class                           Outstanding at October 31, 2007
   -----------------------------              --------------------------------

       Class A Common Stock                              3,663,390
       Class B Common Stock                              4,608,945

                              CONGOLEUM CORPORATION

                                      Index

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2007
          (unaudited) and December 31, 2006....................................4

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)........5

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)........................6

          Notes to Unaudited Condensed Consolidated Financial Statements
          (unaudited)..........................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................29

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........38

Item 4.   Controls and Procedures.............................................38


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................38

Item 1A.  Risk Factors........................................................39

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........45

Item 3.   Defaults Upon Senior Securities.....................................45

Item 4.   Submission of Matters to a Vote of Security Holders.................46

Item 5.   Other Information...................................................46

Item 6.   Exhibits ...........................................................46

Signatures ...................................................................47

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONGOLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                              September 30,   December 31,
                                                                                   2007          2006
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $     25,552    $     18,591
  Restricted cash .........................................................          6,425           9,656
  Accounts receivable, less allowances of  $1,297 and $1,142 as of
     September 30, 2007 and December 31, 2006, respectively ...............         19,198          17,598
  Inventories .............................................................         35,401          34,220
  Prepaid expenses and other current assets ...............................         25,584          25,610
----------------------------------------------------------------------------------------------------------
      Total current assets ................................................        112,160         105,675
  Property, plant and equipment, net ......................................         62,306          67,757
  Other assets, net .......................................................         11,449          10,770
----------------------------------------------------------------------------------------------------------
       Total assets .......................................................   $    185,915    $    184,202
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ........................................................   $      9,026    $     10,428
  Accrued liabilities .....................................................         23,585          22,263
  Asbestos-related liabilities ............................................          6,454          13,950
  Revolving credit loan ...................................................         14,079          12,715
  Accrued taxes ...........................................................            294             264
  Liabilities subject to compromise - current .............................         43,055          34,602
----------------------------------------------------------------------------------------------------------
       Total current liabilities ..........................................         96,493          94,222
Liabilities subject to compromise - long term .............................        134,277         136,533
----------------------------------------------------------------------------------------------------------
       Total liabilities ..................................................        230,770         230,755
==========================================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized;
   4,736,950 shares issued and 3,663,390 shares outstanding at
   September 30, 2007 and December 31, 2006 ...............................             47             (47)
Class B common stock, par value $0.01; 4,608,945 shares authorized,
   issued and outstanding at September 30, 2007 and December 31, 2006 .....             46              46
Additional paid-in capital ................................................         49,363          49,349
Retained deficit ..........................................................        (63,042)        (64,726)
Accumulated other comprehensive loss ......................................        (23,456)        (23,456)
----------------------------------------------------------------------------------------------------------
                                                                                   (37,042)        (38,740)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at
   September 30, 2007 and 1,074,160 shares at December 31, 2006 ...........          7,813           7,813
----------------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit) ...................................        (44,855)        (46,553)
----------------------------------------------------------------------------------------------------------

   Total liabilities and stockholders' equity (deficit) ...................   $    185,915    $    184,202
==========================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                      ----------------------    ----------------------
                                                         2007         2006         2007         2006

Net sales .........................................   $  53,588    $  57,460    $ 160,444    $ 173,440
Cost of sales .....................................      39,365       44,562      120,478      133,661
Selling, general and administrative expenses ......       9,829       10,681       29,243       31,338
Income from operations ............................       4,394        2,217       10,723        8,441
Other income (expense):
   Interest income ................................         185          104          439          387
   Interest expense ...............................      (3,146)      (2,916)      (9,204)      (8,517)
   Other income (expense) .........................        (213)          77         (247)         124
                                                      ---------    ---------    ---------    ---------
Income before taxes ...............................       1,220         (518)       1,711          435

Provision (benefit) for income taxes ..............          20          (94)          27           22
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $   1,200    $    (424)   $   1,684    $     413
                                                      ---------    ---------    ---------    ---------

     Net income (loss) per common share, basic ....   $    0.15    $   (0.05)   $    0.20    $    0.05
                                                      =========    =========    =========    =========

     Net income (loss) per common share, diluted ..   $    0.14    $   (0.05)   $    0.20    $    0.05
                                                      =========    =========    =========    =========

     Weighted average number of common shares
        outstanding, basic ........................       8,272        8,280        8,272        8,317
                                                      =========    =========    =========    =========

     Weighted average number of common shares
        outstanding, diluted ......................       8,283        8,280        8,287        8,329
                                                      =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                            2007        2006
                                                                          --------    --------

Cash flows from operating activities:
     Net income .......................................................   $  1,684    $    413
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation .................................................      7,714       7,742
         Amortization .................................................        289         289
         Stock based compensation expense .............................         14         169
         Changes in certain assets and liabilities:
             Accounts and notes receivable ............................     (1,600)     (9,639)
             Inventories ..............................................     (1,181)        545
             Prepaid expenses and other assets ........................        553         479
             Insurance recovery (net) for oven replacement ............      1,561          --
             Accounts payable .........................................     (1,402)      2,526
             Accrued liabilities ......................................      9,976       5,689
             Asbestos-related liabilities .............................    (10,752)    (14,068)
             Other ....................................................     (2,227)     (2,703)
-------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities ..      4,629      (8,558)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Capital expenditures .........................................     (2,263)     (2,537)
-------------------------------------------------------------------------------------------------
                 Net cash used in investing activities ................     (2,263)     (2,537)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Net short-term borrowings ....................................      1,364       4,882
         Net change in restricted cash ................................      3,231       1,424
-------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities ............      4,595       6,306
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ..................      6,961      (4,789)
Cash and cash equivalents:
         Beginning of period ..........................................     18,591      24,511
-------------------------------------------------------------------------------------------------
         End of period ................................................   $ 25,552    $ 19,722
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONGOLEUM CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation's (the "Company" or "Congoleum") condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Bondholders' Committee (the "Bondholders' Committee") (representing holders of the Company's 8-5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, American Biltrite Inc. ("ABI"), on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan"), which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In

February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court"). On October 30, 2007, Congoleum informed the parties to the appeal that it would no longer be pursuing such appealing. The ACC, which is a co-appellant, has determined to continue to prosecute the appeal, which appeal remains pending.

       There can be no assurance that the Company will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.

      On May 18, 2007, the New Jersey state court (the "State Court") issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for a pre-petition settlement agreement (the "Claimant Agreement") between Congoleum and approximately 79,000 asbestos personal injury claimants. In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed an objection (the "Omnibus Objection") in the Bankruptcy Court on June 7, 2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement, the Claimant Agreement or the agreements establishing a pre-petition trust (the "Collateral Trust") be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

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

      In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the omnibus avoidance action and the sealed avoidance action commenced by the Company in December 2005 (collectively, the "Avoidance Actions") which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

      On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements were null and void or should be rescinded. Argument on the summary judgment motion was heard on November 5, 2007 and the Bankruptcy Court has taken the motion under advisement.

      The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of any pre-petition settlement agreements including the Claimant Agreement. The FCR Plan provides, among other things, that all existing equity interests of Congoleum's stockholders will be cancelled and that the stockholders will receive nothing on account of their equity interests. Disclosure statement hearings were held on August 30, 2007, November 8, 2007, and a further hearing is scheduled for December 11, 2007. There is no assurance that the Bankruptcy Court will approve the disclosure statement or that the FCR Plan will be confirmed. At the November 8, 2007 hearing, the Bankruptcy Court also ruled that any competing plans of reorganization must be filed prior to the December 11, 2007 hearing.

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

      The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The impact from the recognition at December 31, 2006 of previously unrecognized amounts reduced stockholders' equity by approximately $3.8 million.

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

3.    Inventories

      A summary of the major components of inventories is as follows (in thousands):

                                            September 30,      December 31,
                                                2007               2006
                                            -------------------------------

      Finished goods                          $28,889            $26,515
      Work-in-process                           1,603              1,912
      Raw materials and supplies                4,909              5,793
                                              -------            -------

      Total inventories                       $35,401            $34,220
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

5.    Environmental and Other Liabilities

      The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at September 30, 2007 and December 31, 2006, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.2 million at September 30, 2007 and December 31, 2006, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum also appealed the ruling with respect to the Tenth Plan to the District Court. On October 30, 2007, Congoleum informed the parties to the appeal that it would no longer be pursuing such appealing. The ACC, which is a co-appellant, has determined to continue to prosecute the appeal, which appeal remains pending.

      There can be no assurance that the Company will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over a plan of reorganization.

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

      In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

      On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements were null and void or should be rescinded. Argument on the summary judgment motion was heard on November 5, 2007 and the Bankruptcy Court has taken the motion under advisement.

      The FCR filed the FCR Plan on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of any pre-petition settlement agreements, including the Claimant Agreement. The FCR Plan provides, among other things, that all existing equity interests of Congoleum's stockholders will be cancelled and that the stockholders will receive nothing on account of their equity interests. Disclosure statement hearings were held on August 30, 2007, and November 8, 2007 and a further hearing is scheduled for December 11, 2007. There is no assurance that the Bankruptcy Court will approve the disclosure statement or that the FCR Plan will be confirmed. At the November 8, 2007 hearing, the Bankruptcy Court also ruled that any competing plans of reorganization must be filed prior to the December 11, 2007 hearing.

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

      During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. On or about June 25, 2007, Congoleum and AIG executed a letter agreement providing that the parties would provide 45 days advance notice of their intent to terminate the AIG settlement. To date, neither party has given notice of an intent to terminate the agreement. At this time, it is not known whether AIG ultimately will seek to terminate the settlement agreement. In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer certain of the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement would be null and void if the confirmation order fails to become a final order by June 22, 2007. In November 2007, Congoleum filed a motion to amend the settlement agreement (the "Second Amendment"). Under the Second Amendment, the above provision providing for the settlement becoming null and void has been deleted. Also, within ten business days after the order approving the Second Amendment becomes a final order, the parties will direct the escrow agent (i) to disburse to Lloyd's London, 25% of the net interest that had accrued in the escrow account as of September 30, 2007; and (ii) to disburse to Lloyd's London, at the end of each calendar quarter, 75% of the net interest that accrued during each quarterly period occurring after September 30, 2007. Further, within five business days of the Trigger Date (as defined in the Second Amendment), the parties will direct the escrow agent to release the Settlement Amount (as defined in the Second Amendment) in full, together with any accrued interest that is due to Congoleum, to the Plan Trust or as other wise directed by the Bankruptcy Court. In August 2005, the Company entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and the Company reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. The Mount McKinley settlement agreement contains a provision that any party may declare the agreement to be null and void if the confirmation order and approval order do not become final orders within two years of the Execution Date (as that term is defined in the Mount McKinley settlement agreement). At this time, Mount McKinley has not sought to terminate the Settlement Agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected. A hearing to consider approval of the Travelers settlement was held in April 2007, and on May 11, 2007 the Bankruptcy Court issued a decision denying approval of the Travelers settlement. Congoleum and Travelers have appealed that decision to the District Court. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If the Company is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements described in this paragraph are subject to termination.

      The terms of any new plan of reorganization are likely to be materially different from the Eleventh Plan, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time in the third quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.8 million at September 30, 2007). As noted earlier, the Tenth and Eleventh plans were deemed unconfirmable and therefore any write-off of these receivables as well as any forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits may be recorded at a future date, the net effect of which cannot be determined.

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

      On October 12, 2007, the Bondholders' Committee filed a motion seeking a bar order requiring all known holders of asbestos personal injury claims to file proofs of claim on or before January 8, 2008 or be forever barred from asserting asbestos personal injury claims against Congoleum. A hearing on the bar order motion was held on November 5, 2007, at the conclusion of which the Bankruptcy Court took the matter under advisement. Entry of a bar order and the subsequent filing of asbestos personal injury proofs of claim may affect the amount currently recorded for such liabilities in the Company's financial statements.

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

      On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements were null and void or should be rescinded. Argument on the summary judgment motion was heard on November 5, 2007 and the Bankruptcy Court has taken the motion under advisement.

      In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

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

      The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm's length or in good faith. Additionally, certain insurers have argued that Congoleum's entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety. Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and / or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

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

      Congoleum completed the presentation of its case in April 2006. Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006. In July 2006 the State Court denied the motion for a directed verdict. The trial resumed in September 2006. Defendant insurers presented their case, for the most part, through documents and deposition designations. Post trial briefs were submitted by the parties in November 2006. On May 18, 2007, the State Court issued a decision ruling that the defendant insurers have no coverage obligations for the Claimant Agreement under New Jersey law.

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

      Amounts Recorded in Financial Statements

      The table below provides an analysis of changes in the Company's asbestos reserves and related receivables from December 31, 2006 to September 30, 2007:

                                                     Spending     Recoveries
                        Balance at      Additions     Against        From       Balance at
(In thousands)          12/31/2006     (Deletions)    Reserve      Insurance    9/30/2007
-------------------------------------------------------------------------------------------

Reserves
   Current               $    7,800    $       --   $   (7,733)   $       --   $       67
   Long-Term                     --                         --            --           --

Receivables
   Current                  (21,813)           --       (3,020)           --      (24,833)
   Long-Term                     --            --           --            --           --

-------------------------------------------------------------------------------------------

Net Asbestos Liability
(Asset)                  $  (14,013)   $       --   $  (10,752)   $       --   $  (24,766)
                         ==========    ==========   ==========    ==========   ==========

Restricted Cash
   Insurance Proceeds    $    6,149    $       --   $       --    $      238   $    6,387
                         ==========    ==========   ==========    ==========   ==========

      The table below provides an analysis of changes in the Company's asbestos reserves and insurance receivables from December 31, 2005 to September 30, 2006:

                                                     Spending     Recoveries
                        Balance at      Additions     Against        From       Balance at
(In thousands)          12/31/2005     (Deletions)    Reserve      Insurance    9/30/2006
-------------------------------------------------------------------------------------------

Reserves
   Current               $   19,469    $       --    $   (8,818)   $       --    $   10,651
   Long-Term                     --                          --            --            --

Receivables
   Current                  (14,793)           --        (8,934)        3,684       (20,043)
   Long-Term                     --            --            --            --            --

-------------------------------------------------------------------------------------------

Net Asbestos Liability
                         $    4,676    $       --    $  (17,752)   $    3,684    $   (9,392)
                         ==========    ==========    ==========    ==========    ==========

Restricted Cash
   Insurance Proceeds    $    8,901    $      768    $   (3,684)   $       --    $    5,985
                         ==========    ==========    ==========    ==========    ==========

7.    Product Warranties

      The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in thousands):

                                                 Nine months Ended September 30,
                                                        2007          2006
                                                      --------      --------

      Beginning balance                               $  1,957      $  2,122

      Accruals                                           2,390         2,965

      Charges                                           (2,560)       (3,014)
                                                      --------      --------

      Ending balance                                  $  1,787      $  2,073
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

      Liabilities subject to compromise at September 30, 2007 and December 31, 2006 are as follows (in thousands):

                                                  September 30,   December 31,
                                                       2007          2006
                                                     --------      --------
      Current
      -------
      Pre-petition other payables and
      accrued interest                               $ 43,055      $ 34,602

      Non-current
      -----------
      Debt (at face value)                            100,000       100,000
      Pension liability                                12,907        15,494
      Other post-retirement benefit obligation          9,612         9,249
      Pre-petition other liabilities                   11,758        11,790
                                                     --------      --------
      Non Current                                     134,277       136,533
                                                     --------      --------

      Total liabilities subject to compromise        $177,332      $171,135
                                                     ========      ========

      Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.    Accrued Liabilities

      A summary of the significant components of accrued liabilities consists of the following (in thousands):

                                                    September 30,  December 31,
                                                        2007           2006
                                                     ----------     ----------

      Accrued warranty, marketing and
         sales promotion                             $   16,007     $   18,429
      Employee compensation and related
         benefits                                         3,604          3,333
      Other                                               3,974            501
                                                     ----------     ----------
      Total accrued liabilities                      $   23,585     $   22,263
                                                     ==========     ==========

      As a result of the Company's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of September 30, 2007 and December 31, 2006 (see Note 8).

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

      The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended September 30, 2007 and 2006 (in thousands):

                                            Three Months Ended     Three Months Ended
                                            September 30, 2007     September 30, 2006
                                            ------------------     ------------------
                                                        Other                  Other
                                           Pension    Benefits    Pension    Benefits
                                           -------    --------    -------    --------
Components of Net Periodic Benefit Cost:
    Service cost                           $    366   $     53    $    274   $     46
    Interest cost                            (1,206)       142       1,138        128
    Expected return on plan assets           (1,146)        --        (994)        --
    Recognized net actuarial loss               349         18         525         15
    Amortization of prior service cost           11          3         (53)         9
                                           --------   --------    --------   --------
Net periodic benefit cost                  $    786   $    216    $    890   $    198
                                           ========   ========    ========   ========

                                            Nine Months Ended      Nine Months Ended
                                            September 30, 2007     September 30, 2006
                                            ------------------     ------------------
                                                        Other                  Other
                                           Pension    Benefits    Pension    Benefits
                                           -------    --------    -------    --------
Components of Net Periodic Benefit Cost:
    Service cost                           $  1,098   $    159    $    995   $     97
    Interest cost                            (3,618)       426       3,364        266
    Expected return on plan assets           (3,438)        --      (2,988)        --
    Recognized net actuarial loss             1,047         54       1,256         18
    Amortization of prior service cost           33          9        (161)        32
                                           --------   --------    --------   --------
Net periodic benefit cost                  $  2,358   $    648    $  2,466   $    410
                                           ========   ========    ========   ========

The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                               September 30, 2007     September 30, 2006
                                               ------------------     ------------------
                                                           Other                   Other
                                              Pension    Benefits    Pension     Benefits
                                              -------    --------    -------     --------
Discount rate                                  6.00%       6.00%       6.00%       6.00%
Expected long-term return on plan assets       7.00%         --        7.00%         --
Rate of compensation increase                  5.00%         --        4.00%         --

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

      In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, the Company believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the

Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum also appealed the ruling with respect to the Tenth Plan to the District Court. On October 30, 2007, Congoleum informed the parties to the appeal that it would no longer be pursuing such appealing. The ACC, which is a co-appellant, has determined to continue to prosecute the appeal, which appeal remains pending.

      There can be no assurance that the Company will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.

      The FCR filed the FCR Plan on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of any pre-petition settlement agreements including the Claimant Agreement. The FCR Plan provides, among other things, that all existing equity interests of Congoleum's stockholders will be cancelled and that the stockholders will receive nothing on account of their equity interests. Disclosure statement hearings were held on August 30, 2007 and November 8, 2007, and a further hearing is scheduled for December 11, 2007. There is no assurance that the Bankruptcy Court will approve the disclosure statement or that the FCR Plan will be confirmed. At the November 8, 2007 hearing, the Bankruptcy Court also ruled that any competing plans of reorganization must be filed prior to the December 11, 2007 hearing.

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

      On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements were null and void or should be rescinded. Argument on the summary judgment motion was heard on November 5, 2007 and the Bankruptcy Court has taken the motion under advisement.

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

Three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006

                                              Three months ended                           Nine months ended
                                                 September 30,                               September 30,
                                            2007                  2006                2007                   2006
                                             (In thousands of dollars)                  (In thousands of dollars)

Net sales                                $ 53,588               $ 57,460             $160,444              $173,440
Cost of sales                              39,365                 44,562              120,478               133,661
                                         --------               --------             --------              --------
Gross profit                               14,223    26.5%        12,898   22.4%       39,966   24.9%        39,779   22.9%
Selling, general and
    administrative expenses                 9,829    18.3%        10,681   18.6%       29,243   18.2%        31,338   18.1%
                                         --------               --------             --------              --------

Operating income                            4,394                  2,217               10,723                 8,441
Interest expense, net                      (2,961)                (2,812)              (8,765)               (8,130)
Other income, net                            (213)                    77                 (247)                  124
                                         --------               --------             --------              --------
Income (loss) before taxes                  1,220                   (518)               1,711                   435
Provision (benefit) for income taxes           20                    (94)                  27                    22
                                         --------               --------             --------              --------

Net income (loss)                        $  1,200               $   (424)            $  1,684              $   413
                                         ========               ========             ========              ========

      Net sales for the three months ended September 30, 2007 were $53.6 million as compared to $57.5 million for the three months ended September 30, 2006, down $3.9 million or 6.8%, due to lower sales volume of products for new residential construction and lower sales of resilient sheet specials, partially offset by increased selling prices.

      Net sales for the nine months ended September 30, 2007 were $160.4 million as compared to $173.4 million for the nine months ended September 30, 2006, down $13.0 million or 7.5%. The first quarter of 2006 included sales to the manufactured housing industry for production requirements carried over from the 2005 hurricane season and is the primary reason for the lower sales comparison versus 2007. Lower sales of new residential, remodel, and special products also contributed to the sales decrease, partially offset by increased selling prices.

      Gross profit for the three months ended September 30, 2007 totaled $14.2 million, or 26.5% of net sales, compared to $12.9 million, or 22.4% of net sales, for the same period last year. The increase in gross profit dollars and gross profit as a percent of net sales was driven by the improvement in product mix as a result of reduced sales of lower margin builder products and specials, a price increase instituted late in the second quarter of 2007 and the impact of cost reduction programs instituted early in 2007.

      Gross profit for the nine months ended September 30, 2007 totaled $40.0 million or 24.9% of net sales, compared to $39.8 million or 22.9% of net sales for the same period last year. The improvement in gross margin percent reflected the improvement in product mix and the impact of price increases instituted in the second half of 2006, partially offset by the unfavorable impact of lower volume to spread fixed manufacturing expense. The decline in gross profit was due to lower sales, partially offset by the improvement in margins.

      Selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2007 as compared to $10.7 million for the three months ended September 30, 2006, a decrease of $0.9 million. The decrease in selling, general and administrative expenses primarily reflect reduced payroll and related benefits costs related to headcount reductions coupled with lower merchandising costs. As a percent of net sales, selling, general and administrative costs were 18.3% for the third quarter of 2007 compared to 18.6% for the same period last year. Selling, general and administrative expenses were $29.2 million for the nine months ended September 30, 2007 as compared to $31.3 million for the nine months ended September 30, 2006. The lower selling, general and administrative expenses reflect lower payroll and benefits related expenses related to headcount reductions in the first quarter of 2007 coupled with lower merchandising costs. As a percent of net sales, selling, general and administrative costs were 18.2% for the nine months ended September 30, 2007 compared to 18.1% for the same period last year.

      Income from operations totaled $4.4 million for the quarter ended September 30, 2007 compared to income of $2.2 million for the quarter ended September 30, 2006. The increase in operating income reflects the higher gross profit margins achieved during the quarter coupled with reductions in operating expenses.

      Income from operations was $10.7 million for the nine months ended September 30, 2007 compared to income of $8.4 million for the nine months ended September 30, 2006. The increase in operating income resulted from reduced operating expenses and improved gross profit margins which mitigated the effect of lower sales volumes.

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

      On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company's bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During the first nine months of 2007, the Company paid $10.8 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at September 30, 2007, the Company had incurred but not paid approximately $7.2 million in additional fees and expenses for services rendered through that date.

      Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.8 million at September 30, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization.

      Due to the Chapter 11 proceedings, the Company has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at September 30, 2007 is approximately $41.7 million and $42.6 million at October 31, 2007.

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

      Unrestricted cash and cash equivalents, including short-term investments at September 30, 2007, were $25.6 million, an increase of $7.0 million from December 31, 2006. Under the terms of its revolving credit agreement, payments on the Company's accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $0.0 million and $3.6 million at September 30, 2007 and December 31, 2006, respectively, are recorded as restricted cash. Additionally, $6.4 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the purported lien of the Collateral Trust, is included as restricted cash at September 30, 2007. The Company expects to contribute these funds to the Plan Trust. Working capital was $15.7 million at September 30, 2007, up from $11.5 million at December 31, 2006. The ratio of current assets to current liabilities at September 30, 2007 was 1.2 to 1.0, which is up slightly from 1.1 to 1.0 at December 31, 2006. Net cash provided by operations during the first nine months of 2007 was $4.6 million, as compared to net cash used in operations of $8.6 million in the first nine months of 2006. The reduction in cash used in operations was primarily due to lower working capital requirements for receivables and accrued expenses, as well as lower reorganization related expenditures.

      Capital expenditures for the nine months ended September 30, 2007 totaled $2.2 million. The Company is currently planning capital expenditures of approximately $5.0 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

      In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at September 30, 2007. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2007, based on the level of receivables and inventory, $21.5 million was available under thefacility, of which $2.2 million was utilized for outstanding letters of credit and $14.1 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 and 2008 while under Chapter 11 protection. There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success in obtaining it.

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

      The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of its plan of reorganization. The Company believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2007 and 2008. Congoleum's ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Over 90% of the Company's outstanding long-term debt as of September 30, 2007 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.


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

            As more fully set forth in Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, which are included in this Quarterly Report on Form 10-Q, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. The Bankruptcy Court issued a ruling in February 2007 stating that these claimants cannot receive more value as a result of their pre-petition settlements than is afforded to other, unsettled, asbestos claimants. The Company has been engaged in global plan mediation discussions to resolve this and certain other plan issues. .

            There can be no assurance that the Company will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that the Company will obtain approval to solicit acceptances of a new plan of reorganization, that the Company will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether the FCR any other person will successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.

            The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. The Company expects that it will take until some time in the third quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

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

            Any plan of reorganization pursued by the Company or another plan proponent or confirmed by the Bankruptcy Court and the District Court could materially differ from the description of the Eleventh Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Eleventh Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

            The Company currently sells its products through approximately 13 distributors providing approximately 74 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for 69% and 68% of the Company's net sales for the nine months ended September 30, 2007 and 2006, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities:

            The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. Due to the Chapter 11 proceedings, the Company has not made interest payments that were due on February 1 and August 1 of 2004, 2005, 2006 and 2007. The aggregate amount of interest payments not paid on the Senior Notes with respect to those interest payment due dates is approximately $34.5 million. In addition, the Company has accrued interest on the unpaid interest in accordance with the terms of the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. As of September 30, 2007, the total accrued and unpaid interest aggregated $41.7 million and was included in "Liabilities Subject to Compromise" in the Company's consolidating condensed balance sheet included in this report. As of October 31, 2007, the total accrued and unpaid interest recorded by the Company was $42.6 million. The aggregate outstanding principal amount of the Senior Notes as of September 30, 2007 and October 31, 2007 was $100 million.

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

                                   CONGOLEUM CORPORATION
                                        (Registrant)


Date:  November 14, 2007           By: /s/ Howard N. Feist III
                                       ------------------------
                                       Howard N. Feist III
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial & Accounting Officer)

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