Form 10-K
period 2007-12-31
CONGOLEUM CORP
filed 2008-03-31
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

 (609) 584-3000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  Class A Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

As of June 29, 2007, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $3.3 million based on the closing price of $0.95 per share on the American Stock Exchange.  For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated.  All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant.  As of March 10, 2008, an aggregate of 3,663,390 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Congoleum Corporation’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 6, 2008, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other words of similar meaning.  In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions.  These statements do not relate strictly to historical or current facts.  These forward-looking statements are based on the expectations of Congoleum Corporation (the “Company” or “Congoleum”), as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  Any forward-looking statement made in this report speaks only as of the date of such statement.  It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.

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

Congoleum’s products serve both the residential and commercial hard-surface flooring markets, and are used in remodeling, manufactured housing, new construction and commercial applications. These products, together with a limited quantity of related products purchased for resale, are sold primarily to wholesale distributors and major retailers in the United States and Canada.  Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”).  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of the Company’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During  the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with  the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the  ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”) which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.  See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through its Internet website (www.congoleum.com), as soon as reasonably practicable after being electronically filed with, or otherwise furnished to, the Securities and Exchange Commission.

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

Raw Materials

The Company’s business is dependent upon a continuous supply of raw materials from third party suppliers.  The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film.  The Company purchases most of these raw materials from multiple sources.  Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has periodically experienced significant price increases for some of these materials.  Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

In addition, the Company could incur significant increases in the costs of its raw materials due to market conditions, energy costs, and other factors.  Although the Company generally attempts to pass on increases in the costs of its raw materials to its customers, the Company’s ability to do so is, to a large extent, dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products.  There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered.

Patents and Trademarks

The Company believes that the Congoleum brand name, as well as the other trademarks it holds, is important to maintaining its competitive position.

The Company also believes that patents and know-how play an important role in furthering and maintaining competitive position.

Distribution

The Company currently sells its products through approximately 13 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  Net sales to customers in the United States for the years ended December 31, 2007 and 2006 totaled $192.9 million and $209.8 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2007 and 2006 totaled $11.4  million and $9.6 million, respectively.

The Company’s sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October.  See Note 21 of the Notes to Consolidated Financial Statements for a comparison of quarterly operating results for the years ended December 31, 2007 and 2006.  Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.  At December 31, 2007, the backlog of unshipped orders was $6.6 million, compared to $5.2 million at December 31, 2006.

The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company’s sales, at least until a suitable replacement was in place. For the year ended December 31, 2007, two customers each accounted for over 10% of the Company’s net sales.  These customers were its manufactured housing market distributor, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc.  Together, they accounted for approximately 66% of the Company’s net sales in 2007.

Working Capital

The Company produces goods for inventory and sells on credit to customers.  Generally, the Company’s distributors carry inventory as needed to meet local or rapid delivery requirements.  The Company’s credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment.  These practices are typical within the industry.

Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof and any replacement facility provided in connection with exiting bankruptcy) together with cash from operations, will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection and to exit bankruptcy pursuant to the terms of the Joint Plan.  There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if the Joint Plan is not confirmed and becomes effective before June 30, 2008.  For any plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

Competition

The market for the Company’s products is highly competitive.  Resilient sheet and tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile.  In residential applications, both tile and sheet products are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements.  Ceramic tile is used primarily in kitchens, bathrooms and foyers.  Carpeting is used primarily in bedrooms, family rooms and living rooms.  Hardwood flooring and melamine laminate are used primarily in family rooms, foyers and kitchens.  Commercial grade resilient flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications.  The Company believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation.  Both tile and sheet resilient flooring are easy to replace for repair and redecoration and, in the Company’s view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

The Company encounters competition from three other manufacturers in North America and, to a lesser extent, foreign manufacturers. In the resilient category, Armstrong World Industries, Inc. has the largest market share. Some of the Company’s competitors have substantially greater financial and other resources and access to capital than the Company.

Research and Development

The Company’s research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process.  Expenditures for research and development for the year ended December 31, 2007 were $4.2 million, compared to $4.2 million for the year ended December 31, 2006.

Environmental Regulation

Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances.  Pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, the Company is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey’s Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act.  The Company does not anticipate that the additional costs of these measures will be significant.  The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993.  In 2007, the Company incurred capital expenditures of less than $80 thousand for environmental compliance and control facilities.

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

Employees

At December 31, 2007, the Company employed a total of 753 employees compared to 823 employees at December 31, 2006.

The Company has entered into collective bargaining agreements with hourly employees at its four plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 500 of the Company’s employees.  The Trenton tile plant has a five-year collective bargaining agreement with United Steelworkers of America – Local 547, which expires in June 2008.  The Trenton warehouse has a five-year collective bargaining agreement with United Steelworkers of America – Local 107L, which expires in February 2011.  The Marcus Hook plant has a five-year collective bargaining agreement with the United Steelworkers of America – Local 12698-01, which expires in November 2008.  The Marcus Hook plant also has a five-year collective bargaining agreement with the Teamsters Union – Local 312, which expires in January 2009.  The Finksburg plant negotiated its first collective bargaining agreement and ratified this agreement in April 2007.  This is a three-year agreement with the United Steelworkers of America – Local 9477-27, which expires in January 2010.  In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory.

Item 1A. RISK FACTORS

The Company has significant asbestos liability and funding exposure.

As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K, the Company has significant liability and funding exposure for asbestos claims.  The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the “District Court”), or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective.  If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in  connection with seeking confirmation of the Joint Plan or any other plan of reorganization or in connection with the New Jersey State Court (the “State Court”) insurance coverage litigation discussed elsewhere in this Annual Report on Form 10-K are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds.  Such a circumstance would likely result in the Company not being able to confirm the Joint Plan or have such plan become effective.

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

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Under the Joint Plan, if effective, holders of existing equity securities will receive nothing on account of their interests.

Under the terms of the Joint Plan, existing Class A and Class B common shares of Congoleum will be cancelled when the plan takes effect and holders of those shares will not receive anything on account of their cancelled shares.

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold; the Company's common stock will be cancelled if the Joint Plan is confirmed and becomes effective.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange ("Amex") on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for our shares. Under the terms of the Joint Plan, if confirmed and effective, the Company's common stock will be cancelled.

The Company may incur substantial liability for environmental, product and general liability claims in addition to asbestos-related claims, and its insurance coverage and its likely recoverable insurance proceeds may be substantially less than the liability incurred by the Company for these claims.

Environmental Liabilities.  Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including environmental remediation costs at both third-party sites and Company-owned sites.  The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws and such amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial condition because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.  Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws and regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company’s business is dependent upon a continuous supply of raw materials from third party suppliers.  The principal raw materials used by the Company in its manufacture of sheet and tile flooring are vinyl resins, plasticizers, latex, limestone, stabilizers, cellulose paper fibers, urethane and transfer print film.  The Company purchases most of these raw materials from multiple sources.  Although the Company has generally not had difficulty in obtaining its requirements for these materials, it has periodically experienced significant price increases for some of these materials.  Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

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

In addition, the Company could incur significant increases in the costs of its raw materials due to market conditions, energy costs, and other factors.  Although the Company generally attempts to pass on increases in the costs of its raw materials to its customers, the Company’s ability to do so is, to a large extent, dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products.  There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered.

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

The Company’s business is subject to general economic conditions and conditions specific to the remodeling and housing industries.

The Company is subject to the effects of general economic conditions.  A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition.  Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  The Company has experienced a significant decline in sales as a result of weakness in the housing market and general economy.  The Company may experience further sales declines resulting from continued deterioration in the housing market.

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

The Company currently sells its products through approximately 13 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor.  These two distributors accounted for approximately  66% and 67% of the Company's net sales for the year ended December 31, 2007 and 2006, respectively.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of December 31, 2007) of the outstanding shares of the Company’s common stock, representing a 69.4% voting interest.  As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require Shareholder or Board of Director approval.  In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 1B. UNRESOLVED STAFF COMMENTS

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

Productive capacity and extent of utilization of the Company’s facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company’s major production lines were operated an average of 58% of the hours available on a five-day, three-shift basis in 2007 with the corresponding figure for individual production lines ranging from 25% to 83%.

Although many of the Company’s manufacturing facilities have been substantially depreciated for financial reporting purposes, the Company has generally maintained and improved the productive capacity of these facilities over time through a program of regular capital expenditures.  The Company considers its manufacturing facilities to be adequate for its present and anticipated near-term production needs.

Item 3.  LEGAL PROCEEDINGS

Bankruptcy Proceedings and Asbestos-Related Liabilities:  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers filed various objections to Congoleum’s previously proposed plans of reorganization and related matters and are expected to file objections to any future plan.  Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to any future plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with approximately 79,000 asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the “Avoidance Actions”) seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Omnibus

Avoidance Action seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006.  Subsequently, Congoleum filed another summary judgment motion in the Omnibus Avoidance Action seeking a determination that any security interests conveyed in connection with the Claimant Agreement and the other pre-petition asbestos settlement agreements were ineffective and unenforceable.  In July 2007, the Bankruptcy Court ruled that the security interests in insurance collateral conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum’s insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge.  The Bankruptcy Court therefore granted summary judgment in Congoleum’s favor on those counts of the Omnibus Avoidance Action which sought to void these security interests.

During the period that Congoleum produced asbestos-containing products,  the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims.  These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust.  Payment of such fees and expenses are subject to Bankruptcy Court order or approval.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage.  Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered.  The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement.  The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm’s length or in good faith.  Additionally, certain insurers have argued that Congoleum’s entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety.  Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute.  In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent.  Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and / or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP (“GHR”) as special insurance counsel to the Company.  An insurance company appealed the retention order.

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

The State Court granted summary judgment regarding Congoleum’s bad faith claims against excess insurers (other than first-layer excess insurers), holding that the refusal of these excess insurers to cover the Claimant Agreement was at least fairly debatable and therefore not in bad faith.

In March 2005, the Company filed a motion in the Bankruptcy Court asking the Bankruptcy Court to vacate its prior order lifting the automatic stay in bankruptcy to permit the Coverage Action to proceed.  The Company requested that the Coverage Action proceedings be stayed until the Company has completed its plan confirmation process in the Bankruptcy Court.  A hearing on the Company’s motion was held in April 2005 and the motion was denied.

The first phase of the Coverage Action began in August 2005.  Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement.  Three months into the trial, in October 2005, a federal appeals court ruled that GHR, which had been acting as the Company’s insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum.  As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

In the middle of Congoleum presenting its case, in or about mid-November 2005 and  early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the federal appeals court decision regarding GHR, and/or Congoleum’s filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues.  Congoleum opposed the motions.  The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.

Congoleum completed the presentation of its case in April 2006.  Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006.  In July 2006 the State Court denied the motion for a directed verdict.  The trial resumed in September 2006.  Defendant insurers presented their case, for the most part, through documents and deposition designations.  Post-trial briefs were submitted by the parties in November 2006.

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled thereunder be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Adversary Proceeding adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders' Committee have filed notice of appeal from this decision to the District Court.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action to include obligations of insurers with respect to the settlement agreement in the Joint Plan with respect to the Avoidance Actions. The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision is being appealed to the District Court.

The third and final phase of the Coverage Action will address bad faith punitive damages, if appropriate.

As a result of the Federal appeals court decision on GHR's retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  The amount of the disgorgement is approximately $9.6 million.  In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR is to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The payment is secured by assets of GHR and is to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Payments received pursuant to the GHR Settlement in 2007 were not significant.  By correspondence dated March 27, 2008, GHR notified Congoleum of its intention to pay all sums outstanding under the GHR Settlement in full.  GHR requested a payoff amount for an April 1, 2008 payment date.

 During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims.

In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust.  This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code.  An insurer appealed the approval order granted by the Bankruptcy Court to the District Court.  The District Court, however, entered an order in September 2006 that administratively terminated the appeal.  The AIG settlement provided that any party may declare that the settlement agreement is null and void if the Confirmation Order failed to become a final order by May 12, 2007.  In June 2007, Congoleum and AIG executed a letter agreement providing that the parties would provide 45 days’ advance notice of their intent to terminate the AIG settlement.  To date, neither party has given notice of an intent to terminate the agreement.  At this time, it is not known whether AIG will seek to terminate the settlement agreement.

  In June 2005, the Company entered into a settlement agreement with certain underwriters at Lloyd’s, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations.  The escrow agent will transfer certain of the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds.  The settlement provided that any party may declare that the settlement would be null and void if the confirmation order failed to become a final order by June 22, 2007.  In November 2007, Congoleum filed a motion to amend the settlement agreement to, among other things, remove the termination provision in exchange for revised terms relating to disposition of interest and earnings that have accrued and will continue to accrue on the settlement amount being held in an escrow account. In December 2007, the Bankruptcy Court entered an order approving the amendment and no party has appealed from that decision.

In August 2005, the Company entered into a settlement agreement with Federal Insurance Company (“Federal”) pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court.  The FCR, Federal and the Company reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement was amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court approved this amendment.

In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company (“Mt. McKinley”) and Everest Reinsurance Company (“Everest”) pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account, which funds were to be transferred to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds.  An insurer and the FCR appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal was administratively terminated by agreement.  The Mt. McKinley settlement agreement contains a provision that any party may declare the agreement to be null and void if the confirmation order and approval order do not become final orders within two years of the execution date of the Mt. McKinley settlement agreement.  In January 2008, Congoleum and Mt. McKinley and Everest entered in to an amended settlement agreement which, among other things, maintained the settlement amount, removed the temporal condition to termination of the agreement, caused the escrow agent to pay Mt. McKinley and Everest all interest and other income earned in the escrow account, net of all applicable fees, taxes and expenses and restructured the settlement as a sale and buyback of the insurance policies not subject to confirmation of any Section 524(g) plan of reorganization. The Bankruptcy Court approved the amended settlement agreement in February 2008.

In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited (“Harper”). Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement.  The Bankruptcy Court approved this settlement in April 2006.

In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, “Travelers”).  Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds.  The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected.  A hearing to consider approval of the Travelers settlement was held in April 2007, and in May 2007, the Bankruptcy Court issued a decision denying approval of the Travelers settlement, and Congoleum and Travelers  appealed that decision to the District Court.  Travelers has taken the position that the filing of the Joint Plan in February 2008 constitutes the failure of a condition precedent to the effectiveness of the settlement agreement.  By letter agreement dated March 18, 2008, Travelers, ABI and Congoleum extended the time for Travelers to exercise its right to waive the putative failure of the contingency allegedly caused by the filing of the Joint Plan to April 29, 2008.  On March 25, 2008, the District Court issued a decision remanding the case to the Bankruptcy Court for further consideration of the Travelers Settlement.

 In April 2006, Congoleum entered into a settlement agreement with Fireman’s Fund Insurance Company (“Fireman’s Fund”).  Under the terms of this settlement, Fireman’s Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds.  The settlement was approved by the Bankruptcy Court in September 2006.

In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates (“Century”).  Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied.  The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies initially appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the appeal was dismissed.

In February 2008, Congoleum entered into a settlement agreement with Protective National Insurance, which insurer is presently in liquidation.  Under the terms of this settlement, Congoleum will receive an allowed claim in the amount of $3 million to be paid over time at the payment percentage in such liquidation proceedings.  The settlement was approved by the Bankruptcy Court.

It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations.  If the Company is unable to confirm a plan of reorganization with Section 524(g) protection, certain settlements described above may be subject to termination.

There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing.  The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company’s bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand.  It is anticipated that any plan of reorganization will provide for payment of those claims in full from certain insurance proceeds.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Noteholders will not receive any post-petition interest.

Costs for pursuing and implementing the Joint Plan or any plan of reorganization could be materially higher than currently recorded or previously estimated.  Delays in proposing, filing or obtaining approval of the Joint Plan, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

Environmental Liabilities:  The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws.  In addition, in four other instances, although not named as a PRP, the Company has received a request for information.  The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  The Company’s ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance.  However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy/Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The Environmental Protection Agency (“EPA”) has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

The Company filed a motion before the Bankruptcy Court seeking authorization and approval of the Consent Decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well as authorization for Liberty Mutual Insurance Company and the Company to make certain payments that have been invoiced to the Company with respect to the Consent Decree and related settlement agreements.  An order authorizing and approving the Consent Decree and related settlement agreements was issued by the Bankruptcy Court in August 2006.

The Company also accrues remediation costs for certain of the Company’s owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total cleanup costs of $1.3 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.0 million is included in non-current liabilities subject to compromise.

The Company anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on the Company’s liquidity or financial position. However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company.

Other:  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos-related claims), and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.

The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivable and deemed probable of recovery at December 31, 2007 and December 31, 2006 are as follows:

	2007		2006
(in millions)	Liability	Receivable	Liability	Receivable

Environmental liabilities	$4.4	$2.1	$4.4	$2.2
Asbestos product liability(1)	31.2	10.5	13.9	21.8
Other	0.9	0.1	1.0	0.2
Total	$36.5	$12.7	$19.3	$24.2

(1)
Asbestos product liability at December 31, 2007 and 2006 reflects the accrued cost to settle asbestos liabilities through a plan of reorganization under Chapter 11.  This liability at December 31, 2006 and 2007 includes $6.1 million and $6.5 million, respectively, received in connection with an insurance settlement (recorded as restricted cash), which the Company is required to contribute to a trust.  Stated liability pursuant to settlement agreements is in excess of $491 million.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under the terms of the Joint Plan, if confirmed and effective, Congoleum’s existing equity securities will be cancelled and holders of equity securities and options to acquire equity securities will receive nothing for their cancelled shares or options.

The Company’s Class A common stock is not listed on any securities exchange or on an automated dealer quotation system.  During 2007 and 2006, the stock was listed on the Amex under the symbol CGM.  The Company’s Class A common stock was delisted by the Amex on February 19, 2008 because it did not meet Amex listing standards for share value, share price, and aggregate market capitalization.

The following table reflects the high and low prices of the Company’s Class A Common Stock (rounded to the nearest one-hundredth) based on American Stock Exchange trading over the past two years.

Sales Prices of Class A Common Stock:
2007	High	Low
First Quarter	$1.78	$1.47
Second Quarter	1.63	0.90
Third Quarter	1.07	0.40
Fourth Quarter	0.66	0.35

Sales Prices of Class A Common Stock:
2006	High	Low
First Quarter	$3.08	$1.47
Second Quarter	2.36	1.94
Third Quarter	2.25	1.87
Fourth Quarter	2.24	1.49

The Company’s Class B common stock is not listed on any exchange.  Holders of Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to two votes per share on all matters other than certain extraordinary matters.  Each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances, including a sale or other transfer by the holders of such shares to a person or entity other than an affiliate of the transferor. Both classes vote together as a single class on all matters with limited exceptions. Except with respect to voting rights and conversion rights, the Class A common stock and the Class B common stock are identical.

The Company has not paid any cash dividends in 2007 or 2006 and does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter.  The Company’s current debtor-in-possession credit facility prohibits payment of cash dividends.  Any change in the Company's dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company's plan of reorganization and debt or other agreements, and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deems relevant.

The number of registered and beneficial holders of the Company’s Class A common stock on March 10, 2008 was approximately 1,000.  The number of registered and beneficial holders of the Company’s Class B common stock on March 10, 2008 was two.

Item 6.   SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company’s business is cyclical and is affected by the same economic factors that affect the remodeling and housing industries in general, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.

In addition to external economic factors, the Company’s results are sensitive to sales and manufacturing volume, competitors’ pricing, consumer preferences for flooring products, raw material costs and the mix of products sold.  The manufacturing process is capital intensive and requires substantial investment in facilities and equipment.  The cost of operating these facilities generally does not vary in direct proportion to production volume and, consequently, operating results fluctuate disproportionately with changes in sales volume.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s

withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, on February 5, 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum’s previously proposed plans of reorganization and related matters and are expected to file objections to any future plan.  Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to any future plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Joint Plan provide for a settlement of litigation related to the Avoidance Actions.  However, at this time, it is not possible to estimate how that settlement may affect the nominal liability.  In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of the Joint Plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Noteholders will not receive any post-petition interest.

Costs for pursuing and implementing the Joint Plan or any plan of reorganization could be materially higher than currently recorded or previously estimated.  Delays in proposing, filing or obtaining approval of the Joint Plan, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.  In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Item 1A of this Annual Report on Form 10-K for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization.  Readers should also refer to the Disclosure Statement with respect to the Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

Year ended December 31, 2007 as compared to year ended December 31, 2006

	2007		2006
	(In thousands of dollars)

Net sales	$204,262		$219,474
Cost of sales	153,809		169,023
Gross profit	50,453	24.7%	50,451	23.0%

Selling, general & administrative expenses	37,469	18.3%	39,906	18.2%
Asbestos-related reorganization charges	41,315		—
Operating (loss) income	(28,331)		10,545
Bond interest (reversal) expense	29,603		(10,612)
Interest income (expense), net	197		(260)
Other (expense) income, net	(447)		162
Income (loss) before taxes	1,022		(165)
Provision for (benefit from) income taxes	1,713		(844)

Net (loss) income	$(691)		$679

Net sales for the year ended December 31, 2007 totaled $204.3 million as compared to $219.5 million for the year ended December 31, 2006, a decrease of $15.2 million or 6.9%. The decrease in sales was primarily attributable to declines in new home construction, softness in the remodeling market and lower production of homes in the manufactured housing segment. The impact of these sales decreases was partially mitigated by continued sales growth in the Duraproduct category and the impact of price increases instituted in mid-2007.

Gross profit for the year ended December 31, 2007 totaled $50.5 million, or 24.7% of net sales, compared to $50.5 million or 23.0% of net sales for the year ended December 31, 2006. Gross profit for the year was essentially the same year over year, as raw material costs and the unfavorable impact of unabsorbed manufacturing overhead due to lower volumes were offset by price increases and manufacturing cost reduction programs.

Selling, general and administrative expenses were $37.5 million for the year ended December 31, 2007 as compared to $39.9 million for the year ended December 31, 2006, a decrease of $2.4 million. The decrease in selling, general and administrative expenses reflects cost reduction programs, including headcount reductions, instituted in early 2007.  As a percent of net sales, selling, general and administrative expenses were 18.3% and 18.2% for the years ended December 31, 2007 and 2006, respectively.  In August 2006, an explosion caused extensive damage to components of a major production line at Congoleum's Marcus Hook facility.  By implementing a seven-day operation on its other production line and purchasing base material from a competitor, Congoleum was able to meet substantially all production requirements.  Congoleum’s insurance carrier paid substantially all excess costs (beyond a deductible) for replacing the damaged equipment and expenses to replace production capacity.  Fabrication and installation of replacement equipment was completed by December 31, 2006.  The line was operational by January 2007.  The cost to replace equipment and excess expenses incurred to meet production requirements totaled $10.1 million which was reimbursed to Congoleum by the insurer.  Congoleum recognized a $1.3 million gain to recognize the difference between insurance proceeds for the replacement of fixed assets and their respective book value, which was included in selling, general and administrative expenses.

Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.

Income from operations, excluding the one-time charge above, was $13.0 million for the year ended December 31, 2007 compared to $10.5 million for the year ended December 31, 2006, an increase of $2.4 million. This increase in operating income primarily reflects the reduction in operating expenses.  Operating income for the year ended December 31, 2006 included a $1.3 million gain, included in selling, general and administrative expenses, on the replacement of a damaged production line that was covered by insurance.

Interest income was $1.2 million and $0.5 million in 2007 and 2006, respectively, with the increase of $0.7 million versus the prior year reflecting interest earned on federal income tax refunds and  higher cash balances.  Interest expense, excluding interest on the Senior Notes, for 2007, was $1.0 million as compared to interest expense of $0.8 million for 2006.  Bond interest reversal on the Senior Notes in 2007 was $29.6 million as compared to interest expense on the Senior Notes in 2006 of $10.6 million.

Provision for income taxes was $1.7 million in 2007 and a benefit of $0.8 million in 2006, reflecting an increase in non-deductible expenses for tax purposes for 2007.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 17 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K, for a discussion of the Company’s bankruptcy proceedings.  These matters continue to have a material adverse impact on liquidity and capital resources.  During 2007, the Company paid $13.1 million in fees and expenses related to reorganization proceedings under Chapter 11 and litigation with certain insurance companies.  The Company expects to spend an additional $24.7 million in 2008 on these matters. At December 31, 2007 the Company had incurred but not paid approximately $9 million in additional fees and expenses for services rendered through that date.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Noteholders will not receive any post-petition interest.

In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  The amount of the disgorgement is approximately $9.6 million.  In October 2006, Congoleum and GHR entered into the GHR Settlement under which GHR is to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The payment is secured by assets of GHR and is to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Payments received pursuant to the GHR Settlement in 2007 were not significant. By correspondence dated March 27, 2008, GHR notified Congoleum of its intention to pay all sums outstanding under the GHR Settlement in full.  GHR requested a payoff amount for an April 1, 2008 payment date.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2007, were $26.3 million, an increase of $7.7 million from December 31, 2006.  Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  Funds deposited in this account but not yet applied to the loan balance, which amounted to $0.0 million and $3.6 million at December 31, 2007 and December 31, 2006, respectively, are recorded as restricted cash.  Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at December 31, 2007.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust.  Working capital was $9.4 million at December 31, 2007, down from $11.5 million one year earlier.  The ratio of current assets to current liabilities was 1.1 to 1.0 at December 31, 2007 and December 31, 2006, respectively.  Net cash provided by operations during the year ended December 31, 2007 was $11.3 million, as compared to net cash used in operations of $8.2 million during the year ended December 31, 2006.

Capital expenditures in 2007 totaled $4.5 million.  The Company is currently planning capital expenditures of approximately $6.5 million in 2008 and between $5 million and $7 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms.  The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (i) the earlier of June 30, 2008 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures.  The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2007. Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2007, based on the level of receivables and inventory, $14.2 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $10.5 million was utilized by the revolving loan.  The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against the Company.

The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2008.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates under different assumptions or conditions.

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

Asbestos Liabilities - As discussed in Notes 1 and 17 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products.  During 2007, the Company paid $13.0 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Noteholders will not receive any post-petition interest.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of the Joint Plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

The Company expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of the Company itself.  The Company does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

While the Company has provided for the anticipated costs to effect the Joint Plan, costs for pursuing and implementing the Joint Plan and any plan of reorganization could be materially higher than recorded amounts and previous estimates.

The Company will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to the Company’s earnings in future periods.

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

Environmental Contingencies - The Company has incurred liabilities related to environmental remediation costs at both third-party sites and Company-owned sites.  Management has recorded both liabilities and insurance receivables in its financial statements for its estimate of costs and insurance recoveries for future remediation activities.  These estimates are based on certain assumptions such as the extent of cleanup activities to be performed, the methods employed in the cleanup activities, the Company’s relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company’s earnings in future periods.

Pension and Other Postretirement Plans - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers' Accounting for Pensions” ("SFAS No. 87"), which requires that amounts recognized in financial statements be determined on an actuarial basis.  As permitted by SFAS No. 87, the Company uses a calculated value of the expected return on plan assets (which is further described below).  Under SFAS No. 87, the effects of the actual performance of the pension plan’s assets and changes in pension liability discount rates on the Company’s computation of pension income or expense are amortized over future periods.

The most significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets.  For 2007, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%.  The assumed long-term rate of return on assets is applied to the value of plan assets, which produces the expected return on plan assets that is included in determining pension expense.  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past actuarial gains or losses ($22.1 million loss and $22.7 million loss at December 31, 2007 and 2006, respectively) will ultimately be recognized as an adjustment to future pension expense.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which amends SFAS No. 87, “Employers' Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” ("SFAS No. 106"), and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (revised 2003).  SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  This standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  See Note 11 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2007, the Company determined this rate to be 6.0%.

The Company accounts for its post-retirement benefits other than pensions in accordance with SFAS No. 106, which requires that amounts recognized in financial statements be determined on an actuarial basis.  These amounts are projected based on the January 1, 2005 SFAS No. 106 valuation and the 2006 year-end disclosure assumptions, including a discount rate of 6.0% and health care cost trend rates of 8.5% in 2007 reducing to an ultimate rate of 5% in 2012.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,327	$18,591
Restricted cash	6,501	9,656
Accounts receivable, less allowances of $1,017 and $1,142
as of December 31, 2007 and 2006	14,162	17,598
Inventories	35,182	34,220
Prepaid expenses and other current assets	13,138	25,610
Total current assets	95,310	105,675
Property, plant and equipment, net	61,993	67,757
Other assets, net	15,402	10,770
Total assets	$172,705	$184,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,399	$10,428
Accrued liabilities	20,933	22,263
Asbestos-related liabilities	31,207	13,950
Revolving credit loan	10,551	12,715
Accrued taxes	7,850	264
Liabilities subject to compromise – current	4,997	34,602
Total current liabilities	85,937	94,222
Liabilities subject to compromise - long term	133,224	136,533
Total liabilities	219,161	230,755
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized;
4,736,950 shares issued and 3,663,390 shares outstanding at
December 31, 2007 and 2006	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized,
issued and outstanding at December 31, 2007 and 2006	46	46
Additional paid-in capital	49,368	49,349
Retained deficit	(65,417)	(64,726)
Accumulated other comprehensive loss	(22,687)	(23,456)
	(38,643)	(38,740)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at
December 31, 2007 and 2006	7,813	7,813
Total stockholders’ equity (deficit)	(46,456)	(46,553)
Total liabilities and stockholders’ equity (deficit)	$172,705	$184,202

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended
	December 31,
	2007	2006

Net sales	$204,262	$219,474
Cost of sales	153,809	169,023
Selling, general and administrative expenses	37,469	39,906
Asbestos-related reorganization charges	41,315	—

(Loss) income from operations	(28,331)	10,545
Other income (expense):
Interest income	1,224	515
Bond interest (expense) reversal	29,603	(10,612)
Interest expense	(1,027)	(775)
Other income	564	746
Other expense	(1,011)	(584)

Income (loss) before income taxes	1,022	(165)
Provision for (benefit from) income taxes	1,713	(844)

Net (loss) income	$(691)	$679

Net (loss) income per common share
Basic	$(0.08)	$0.08
Diluted	(0.08)	0.08
Weighted average number of common shares outstanding
Basic	8,272	8,272
Diluted	8,272	8,293

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
Balance, December 31, 2005	$47	$46	$49,126	$(65,405)	$(20,961)	$7,813	$(44,960)

Stock based compensation expense	—	—	223	—	—	—	223

Minimum pension liability	—	—	—	—	1,296	—	1,296	$1,296

Adoption of SFAS 158	—	—	—	—	(3,791)	—	(3,791)

Net income	—	—	—	679	—	—	679	679
Net comprehensive income	—	—	—	—	—	—	—	$1,975

Balance at December 31, 2006	$47	$46	$49,349	$(64,726)	$(23,456)	$7,813	$(46,553)

Stock based compensation expense	—	—	19	—	—	—	19

Minimum pension liability	—	—		—	769	—	769	$769

Net loss	—	—	—	(691)	—	—	(691)	(691)

Net comprehensive income	—	—	—	—	—	—	—	$78

Balance at December 31, 2007	$47	$46	$49,368	$(65,417)	$(22,687)	$7,813	$(46,456)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

	For the years ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(691)	$679
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	10,305	10,092
Amortization	385	386
Gain on insurance recovery in excess of book value	—	(1,266)
Asbestos-related charges	41,315	—
Bond interest (expense) reversal	(29,603)	10,612
Stock based compensation expense	19	223
Changes in certain assets and liabilities:
Accounts and notes receivable	3,436	(506)
Inventories	(962)	387
Prepaid expenses and other assets	1,965	(347)
Accounts payable	(29)	(1,341)
Accrued liabilities	(1,068)	(3,609)
Asbestos-related liabilities.	(13,048)	(22,373)
Asbestos-related reimbursement from insurance settlement	—	3,684
Reimbursement from other insurance settlements	1,498	—
Other liabilities	(2,236)	(4,784)
Net cash provided by (used in)
operating activities	11,286	(8,163)
Cash flows from investing activities:
Capital expenditures, net	(4,541)	(4,642)
Insurance proceeds for oven line replacement	—	1,586
Net cash used in investing activities	(4,541)	(3,056)
Cash flows from financing activities:
Net short-term borrowings	(2,164)	3,311
Net change in restricted cash	3,155	1,988
Net cash provided by financing activities	991	5,299
Net increase (decrease) in cash and cash equivalents	7,736	(5,920)
Cash and cash equivalents:
Beginning of year	18,591	24,511
End of year.	$26,327	$18,591

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1.        Basis of Presentation:

The Consolidated Financial Statements of Congoleum Corporation (the “Company” or “Congoleum”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Note 17 of the Notes to Consolidated Financial Statements.

American Institute of Certified Public Accountant Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.

Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company’s liabilities at December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

2.     Summary of Significant Accounting Policies:

Nature of Business - Congoleum manufactures resilient sheet and tile flooring products.  These products, together with a limited quantity of related products purchased for resale, are sold primarily to wholesale distributors and major retailers in the United States and Canada.  Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Basis of Consolidation - The accompanying consolidated financial statements reflect the operations, financial position and cash flows of the Company and include the accounts of the Company and its subsidiaries after elimination of all significant inter-company transactions in consolidation.

Use of Estimates and Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern asbestos liabilities, inventories, environmental contingencies, valuation of deferred tax assets, and pension plan and post-retirement benefits.

Although the Company believes it employs reasonable and appropriate estimates and assumptions in the preparation of its financial statements and in the application of accounting policies, if business conditions are different than the Company has assumed they will be, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company’s financial statements.

Revenue Recognition - Revenue is recognized when products are shipped and title has passed to the customer. Net sales are comprised of the total sales billed during the period less the sales value of estimated returns and sales incentives, which consist primarily of trade discounts and customers’ allowances.  The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses.

Selling, General and Administrative Expenses - Selling, general and administrative expenses are charged to income as incurred.  Expenses promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel.  Advertising expense amounted to $1.0 million and $1.1 million in 2007 and 2006.  General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental.  In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, purchasing and environmental remediation costs.

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Restricted Cash – Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  Restricted cash represents funds deposited in this account but not immediately applied to the loan balance.  At December 31, 2007 and 2006, cash of approximately $0.0 million and $3.6 million, respectively, was restricted under this financing agreement. Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier is included as restricted cash at December 31, 2007 and 2006.

Short-Term Investments - The Company invests in highly liquid debt instruments with strong credit ratings.  Commercial paper investments with a maturity greater than three months, but less than one year at the time of purchase, are considered to be short-term investments. The Company maintains cash and cash equivalents and short-term investments with certain financial institutions.  The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy.

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

Debt Issue Costs - Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2007 and 2006 amounted to $0.1 million and $0.4 million, respectively, net of accumulated amortization of $3.2 million and $2.8 million, respectively, and are included in other non-current assets.

Environmental Remediation - The Company is subject to federal, state and local environmental laws and regulations.  The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  The recorded liabilities are not discounted for delays in future payments (see Note 16).

Asbestos Liabilities and Plan of Reorganization – The Company is a defendant in a large number of asbestos-related lawsuits and has filed a proposed joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code to resolve this liability (see Note 17).  Accounting for asbestos-related and reorganization costs includes significant assumptions and estimates, and actual results could differ materially from those estimates.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized.  To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.  Effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109, Accounting for Income Taxes. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

Allowance for Doubtful Accounts and Cash Discounts – The Company provides an allowance for doubtful accounts and cash discounts based on estimates of historical collection experience and a review of the current status of trade accounts receivable, revising its estimates when circumstances dictate.

Product Warranties – The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in millions):

	December 31,
	2007	2006

Beginning balance	$2.0	$2.1

Accruals	3.2	3.8

Charges	(3.4)	(3.9)

Ending balance	$1.8	$2.0

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2007 and 2006, were $0.6 million and are included in selling, general and administrative expenses.

Earnings Per Share – SFAS No. 128, “Earnings Per Share”, requires the computation of basic and diluted earnings per share.  The calculation of basic earnings per share is based on the average number of common shares outstanding during the period.  Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options.

Long-lived Assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors.  At December 31, 2007, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.  Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB No. 25 (the intrinsic value method), and, accordingly, recognized no compensation expense for stock option grants as the exercise price of the grant was equal to the market price of the underlying common stock on the date of grant.

As a result of adopting SFAS 123R effective January 1, 2006, income before taxes, net income and basic and diluted earnings per share for the year were $223 thousand and $0.03 per share lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

At December 31, 2007, there was $28 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 3.5 years.

The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (‘‘SFAS 159’’). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective as of the beginning of 2008. The Company does not believe that SFAS 159 will have a significant impact on its results of operations and financial position upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 would have on its financial position or results of operations.

Reclassifications - Certain amounts appearing in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.  In 2006, the Company presented the gain on insurance recovery in excess of book value as other income.  In 2007, the gain has been reclassified to general and administrative expenses.

3.         Inventories:

A summary of the major components of inventories is as follows (in thousands):

	December 31,	December 31,
	2007	2006

Finished goods	$28,445	$26,515
Work-in-process	1,108	1,912
Raw materials and supplies	5,629	5,793

Total inventories	$35,182	$34,220

If the FIFO (first in, first out) inventory method, which approximates replacement cost, had been used to value these inventories, they would have been $4,825 higher at December 31, 2007 and $2,700 higher at December 31, 2006.  During 2007, inventory quantities were increased. During 2006 certain inventory quantities were reduced, which resulted in liquidations of LIFO (last in, first out) inventory layers.  The effect of the liquidations was to increase cost of sales by $28 in 2006.  The LIFO method is utilized in determining inventory values as it results in better matching of costs and revenue.

4.         Property, Plant, and Equipment:

A summary of the major components of property, plant, and equipment is as follows (in thousands):

	December 31,	December 31,
	2007	2006

Land	$2,931	$2,931
Buildings and improvements	47,697	47,136
Machinery and equipment	193,627	187,583
Construction-in-progress	2,047	4,111

	246,302	241,761

Less accumulated depreciation	184,309	174,004

Total property, plant, and equipment, net	$61,993	$67,757

Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There were no capitalized interest costs in 2007 and $0.1 million in 2006.

5.         Liabilities Subject to Compromise:

As a result of the Company’s Chapter 11 filing (see Notes 1 and 17), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	December 31,	December 31,
	2007	2006
Current
Pre-petition other payables and accrued interest	$4,997	$34,602

Non-current
Debt (at face value)	100,000	100,000
Pension liability	10,772	15,494
Other post-retirement benefit obligation	9,337	9,249
Pre-petition other liabilities	13,115	11,790

Total liabilities subject to compromise	$138,221	$171,135

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

6.         Accrued Liabilities:

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Accrued warranty, marketing and
sales promotion	$16,636	$18,429
Employee compensation and
related benefits	3,584	3,333
Other	713	501
Total accrued liabilities	$20,933	$22,263

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2007 (see Note 5).

7.         Debt:

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms.  The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (i) the earlier of June 30, 2008 and (ii) the date the plan of reorganization in Congoleum’s bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures.  The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2007.  Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2007, based on the level of receivables and inventory, $14.2 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $10.5 million was utilized by the revolving loan.  The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued interest and the principal amount of the Senior Notes, are included in “Liabilities Subject to Compromise” (see Note 5) as of December 31, 2007.

8.         Other Liabilities:

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2007and 2006 (see Note 5).

9.         Research and Development Costs:

Total research and development costs charged to operations amounted to $4.2 million for the years ended December 31, 2007 and 2006.

10.       Operating Lease Commitments and Rent Expense:

The Company leases certain office facilities and equipment under leases with varying terms.  Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease.

Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):

Years Ending:

2008	$2,426
2009	2,583
2010	2,038
2011	73
Thereafter	—

Total minimum lease payments	$7,120

Rent expense was $3.1 million and $3.2 million  for the years ended December 31, 2007 and 2006, respectively.

11.       Pensions and Other Postretirement Plans:

The Company sponsors several non-contributory defined benefit pension plans covering most of the Company’s employees.  Benefits under the plans are based on years of service and employee compensation.  Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations.  The Company also maintains health and life insurance programs for retirees (reflected in the table below in “Other Benefits”).

The following summarizes the change in the benefit obligation, the change in plan assets, the funded status, and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefit plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

Obligations and Funded Status:	At December 31,

	Pension Benefits		Other Benefits
(in thousands)	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of year	$79,821	$75,245	$9,664	$8,988
Service cost	1,381	1,327	213	194
Interest cost	4,559	4,485	566	537
Actuarial gain (loss)	(1,378)	3,826	(137)	420
Benefits paid	(4,596)	(5,062)	(380)	(475)
Benefit obligation at end of year	$79,787	$79,821	$9,926	$9,664

Change in Plan Assets:
Fair value of plan assets at beginning of year	$64,319	$55,970	$—	$—
Actual return on plan assets	2,514	6,837	—	—
Employer contribution	6,779	6,574	—	—
Benefits paid	(4,596)	(5,062)	—	—
Fair value of plan assets at end of year	$69,016	$64,319	$—	$—

Unfunded status	$(10,771)	$(15,502)	$(9,926)	$(9,664)
Unrecognized net actuarial loss	—	22,711	250	458
Unrecognized prior service cost	—	76	3	13
Net amount recognized	$(10,771)	$7,285	$(9,673)	$(9,193)

Amounts recorded in the balance sheets consist of:

	Pension Benefits		Other Benefits
(in thousands)	2007	2006	2007	2006

Accrued benefit cost	$(10,771)	$(15,502)	$(9,926)	$(9,664)
Intangible asset	—	—	—	—
Accumulated other comprehensive loss	22,098	22,787	253	471
Net amounts recorded	$11,327	$7,285	$(9,673)	$(9,913)

Included in accumulated other comprehensive loss at December 31, 2007 and 2006 was the tax effect of $0.2 million for the changes in minimum pension liability recorded in prior years.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2007	2006

Projected benefit obligation	$79,787	$79,821
Accumulated benefit obligation	76,916	76,549
Fair value of plan assets	69,016	64,319

Components of Net Periodic Benefit Cost:

	Pension Benefits		Other Benefits
(in thousands)	2007	2006	2007	2006

Service cost	$1,381	$1,327	$213	$194
Interest cost	4,559	4,485	566	537
Expected return on plan assets	(4,590)	(3,985)	—	—
Recognized net actuarial loss	1,340	1,676	71	80
Amortization of prior service cost	46	(215)	10	34
Net periodic benefit cost	$2,736	$3,288	$860	$845

For the Company's pension plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2008 is expected to be $1.4 million and $24 thousand, respectively.  For the Company's post-retirement benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2008 is expected to be $71 thousand and $10 thousand, respectively.

Additional Information:

Prior to the adoption of SFAS No. 158, the Company recorded an increase to the additional minimum pension liability of $1.3 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively.

The Company adopted SFAS No. 158 as of December 31, 2006.  The impact from recognizing the funded status of the defined benefit plans, representing the fair value of the plan assets versus the projected benefit obligation, was a decrease to Stockholders’ Equity of $3.8 million.  No tax effect was recorded for the cumulative adjustment to equity because the Company has a full valuation allowance recorded against its net deferred tax assets.  The Company uses a fiscal year-end date to value all plans.  The following table summarized the impact of adopting SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

(in thousands)	Defined Benefit Plans Before Adoption of SFAS No. 158	Impact of SFAS No. 158 Adoption	Defined Benefit Plans After Adoption of SFAS No. 158

Benefit liability	$(21,376)	$ (3,790)	$ (25,166)
Accumulated other comprehensive loss	19,666	3,790	23,456

The weighted average assumptions used to determine benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	5.00%	5.00%	—	—

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	—	—
Rate of compensation increase	5.00%	5.00%	—	—

In developing the expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added, with an appropriate rate of inflation, to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS No. 87.

Assumed healthcare cost trend rates as of year-end were as follows:

	December 31,
	2007	2006

Healthcare cost trend rate assumed for next year	9.5%	9.0%
Ultimate healthcare cost trend rate	5.0%	5.0%
Year that the assumed rate reaches ultimate rate	2012	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	December 31,
	2007	2006
(in thousands)	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost components	$ 70	$ 62
Effect on post-retirement benefit obligation	734	667

Plan Assets:

     For the pension plans, the weighted-average asset allocation at December 31, 2007 and 2006 by asset category is as follows:

	Plan Assets at
	December 31,
Asset Category:	2007	2006
Equity securities	61%	63%
Debt securities	38%	36%
Other	1%	1%
Total	100%	100%

The Company has developed an investment strategy for the pension plans. The investment strategy is to emphasize total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plans’ assets is the emphasis on consistent growth; specifically, growth in a manner that protects the plans’ assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

The primary objective for the plans is to provide long-term capital appreciation through investment in equity and debt securities. The Company’s target asset allocation is consistent with the weighted – average allocation at December 31, 2007.

The Company selects professional money managers whose investment policies are consistent with the Company’s investment strategy and monitors their performance against appropriate benchmarks.

Contributions:

The Company expects to contribute $3.5 million to its pension plan and $0.6 million to its other postretirement plan in 2008.

Estimated Future Benefit Payments:

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2006.

(in thousands)	Pension Benefit	Other Benefits Projected Net Benefit Payments

2008	$ 5,043	$ 606
2009	5,200	661
2010	5,385	719
2012	5,486	794
2012	5,729	827
2013-2017	30,332	4,765

Defined Contribution Plan:

The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees.  Eligible employees may contribute up to 50% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.4 million for the years ended December 31, 2007 and 2006.

12.	Income Taxes:

The Company recorded a tax expense of $1.7 million on income before income taxes of $1.0 million in 2007.  The main component of the tax provision was an increase in deferred taxes primarily due to non-deductibility, for tax purposes, of legal reserves in the amount of $1.6 million, for the balance of the Company’s reorganization plan.  In 2006 the Internal Revenue Service (IRS) completed and closed its audit of the Company's income tax returns for the years 2000 to 2003 and the Company entered into a closing agreement with the IRS in October 2006, after which it reversed previously established reserves for the years under audit, resulting in the tax benefit recorded in 2006.

Income taxes are comprised of the following (in thousands):

	For the years ended December 31,
	2007	2006
Current:
Federal	$1,276	$(877)
State	112	33
Deferred:
Federal	1,759	(524)
State	(289)	116
Valuation allowance	(1,145)	408

Provision (benefit) for income taxes	$1,713	$(844)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

	For the years ended December 31,
	2007	2006
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	(12.1)	(7.4)
Non-deductible expenses	265.8	(78.8)
Change in valuation allowance	(118.3)	12.7
Tax credits	(3.9)	28.9
Change in prior year estimates	16.1	(259.3)
Adjustment to current tax reserve	(15.8)	782.0
Other	1.8	(0.6)

Effective tax rate	167.6%	511.5%

During 2007 and 2006, the Company made payments for income taxes of $4 thousand and $77 thousand.

Deferred income taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some or all will not be realized.

The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable	$120	$121
Environmental remediation and product-related reserves	13,073	8,267
Postretirement benefit obligations	3,930	3,740
Tax credit and other carryovers	18,408	16,192
Other accruals	1,680	1,215

Deferred tax assets	37,211	29,535
Valuation allowances	(3,876)	(5,021)

Net deferred tax asset	33,335	24,514

Deferred tax liabilities:
Depreciation and amortization	(6,685)	(8,489)
Inventory	(586)	(1,779)
Unfunded pension	(4,313)	(3,209)
Casualty insurance receivable	(6,780)	(11,037)
Accrued interest expense	(15,296)	—

Total deferred tax liabilities	(33,660)	(24,514)

Net deferred tax (liability)	$(325)	$—

At December 31, 2007 and 2006, the Company had available federal net operating loss carry forwards of approximately $31.9 million and $31.2 million, respectively, to offset future taxable income.  The federal loss carry forwards will begin to expire in 2023.  At December 31, 2007 and 2006, the Company had available state net operating loss carry forwards of approximately $41.2 million and $44.8 million, respectively, to offset future taxable income.  The state loss carry forwards will begin to expire in 2008.  At both December 31, 2007 and 2006, the Company had available federal tax credit carry forwards of $2.1 million, which will begin to expire in 2018.  Additionally, the Company has state tax credit carry forwards of $1.6 million and $1.5 million at December 31, 2007 and 2006, respectively, which will begin to expire in 2008.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 requires that the Company recognize the impact of a tax position taken, or expected to be taken, in tax returns if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Under FIN 48, tax positions are evaluated for recognition using a "more-likely-than-not" threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  The Company evaluated its tax positions in the tax returns filed, as well as unfiled tax positions and the amounts comprising deferred tax assets and determined that the adoption of FIN 48 did not have a material impact on its financial position or results of operations.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in thousands)
Balance at January 1, 2007	$1,561

Additions based on tax positions related to the current year	$704
Additions for tax positions of prior years	43
Reductions for tax positions of prior years	0
Settlements	0

Balance at December 31, 2007	$2,308

Of the unrecognized tax benefits, $1.6 million would affect the effective tax rate if recognized in a future period, not considering the impact of the current valuation allowance.  $113 thousand of this benefit would currently be offset by an increase in the valuation allowance as it is not more likely than not that the Company would have sufficient earnings to recognize this amount.  Included in the balance at December 31, 2007 are $704 thousand of benefits from tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

The Company anticipates decreases in unrecognized tax benefits of approximately $704 thousand related to accounting method changes during 2008.

The Company's policy is to report interest expense (and penalties, if applicable) as tax provision (benefit), and interest earned as interest income in the Consolidated Statements of Operations.  During the years ended December 31, 2007 and 2006, the Company recognized approximately $31 thousand and $19 thousand in interest and penalties, respectively.  Congoleum had approximately $50 thousand and $19 thousand accrued for the payment of interest and penalties at December 31, 2007 and 2006, respectively.

The Company and / or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, it is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2000.  The Company is not currently under examination by the Internal Revenue Service or state taxing authorities.  The Company's tax return net operating loss carry forwards are significant and calendar years in which losses arose may be subject to audit when such carry forwards are utilized to offset taxable income in future periods.

13.       Supplemental Cash Flow Information:

Cash payments for interest were $0.9 million and $0.8 million for the years ended December 31, 2007 and 2006. Net cash refunds for income taxes were $2.2 million and $0.0 million for the years ended December 31, 2007 and 2006.

14.       Related Party Transactions:

The Company and its controlling shareholder, American Biltrite Inc. (“ABI”), provide certain goods and services to each other pursuant to negotiated agreements.  The Company had the following transactions with ABI (in thousands):

	For the years ended December 31,
	2007	2006
Sales made to ABI	$—	$14
Sales commissions earned by ABI	865	525
Raw material transfers to ABI	1,108	1,109
Computer service income earned from ABI	55	50
Material purchases from ABI	4,656	5,290
Management fees paid to ABI	696	674

There were no amounts due from ABI on December 31, 2007 and December 31, 2006, respectively. Amounts as of December 31, 2007 and 2006 due to ABI totaled $0.0 million and $0.4 million, respectively, and are included in accounts payable and accrued expenses.

15.       Major Customers:

Substantially all the Company’s sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for approximately 25% and 40%, respectively, of the Company’s net sales for the year ended December 31, 2007, and 27% and 40%, respectively, for the year ended December 31, 2006.  Mohawk Industries accounted for 38% and 48% of accounts receivable at December 31, 2007 and 2006, respectively, while LaSalle–Bristol Corporation accounted for 5% and 6%, respectively, of accounts receivable at December 31, 2007 and 2006.

16.       Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at December 31, 2007 and December 31, 2006, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at December 31, 2007 and $2.2 million at December 31, 2006, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws.  In addition, in four other instances, although not named as a PRP, the Company has received a request for information.  The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  The Company’s ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance.  However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy/Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The Environmental Protection Agency (“EPA”) has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

The Company also accrues remediation costs for certain of the Company’s owned facilities on an undiscounted basis. The Company has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total cleanup costs of $1.3 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.0 million is included in non-current liabilities subject to compromise.

The Company anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on the Company’s liquidity or financial position.  However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of the Company.

17.       Asbestos Liabilities:

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.

If the Joint Plan is approved by the Bankruptcy Court and accepted by the requisite creditor constituencies, it will permit Congoleum to exit Chapter 11 free of liability for existing or future asbestos claims.  Under the terms of the Joint Plan, a trust will be created that will assume the liability for Congoleum’s current and future asbestos claims.  That trust will receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and will be assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust will also receive 50.1% of the newly issued common stock in reorganized Congoleum when the Joint Plan takes effect (the “Trust Shares”).

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 will receive on a pro rata basis $80 million in new 9.75% senior secured notes that mature five years from issuance.  The new senior secured notes will be subordinated to the working capital facility that provides Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 will receive 49.9% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% senior notes due in August 2008, including accrued interest (which amounted to $44.6 million at December 31, 2007) will be satisfied by the new senior secured notes and the common stock issued when the Joint Plan takes effect.

Under the terms of the Joint Plan, existing Class A and Class B common shares of Congoleum will be cancelled when the plan takes effect and holders of those shares will not receive anything on account of their cancelled shares.

In connection with the Joint Plan, Congoleum and certain parties have entered into an agreement (the “Put/Call Agreement”).  Pursuant to the Put/Call Agreement, for the first 60 days after the date the Joint Plan is effective (the “Effective Date”), the Plan Trust may, at its sole option, elect to cause participating holders of Senior Notes (the “Backstop Participants”) to purchase all, but not less than all, of the Trust Shares for an aggregate purchase price equal to $5.25 million. Similarly, for the first 90 days after the Effective Date, the Backstop Participants will have the right to cause the Plan Trust to sell all, but not less than all, of the Trust Shares to the Backstop Participants for an aggregate purchase price equal to $7.5 million.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  The amount of the disgorgement is approximately $9.6 million.  In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR is to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The payment is secured by assets of GHR and is to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Payments received pursuant to the GHR settlement in 2007 were not significant. By correspondence dated March 27, 2008, GHR notified Congoleum of its intention to pay all sums outstanding under the GHR Settlement in full.  GHR requested a payoff amount for an April 1, 2008 payment date.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of the Joint Plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During 2007, the Company paid $13.0 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Noteholders will not receive any post-petition interest.

There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing.  The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company’s bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand.  It is anticipated that any plan of reorganization will provide for payment of those claims in full from certain insurance proceeds.

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products,  the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust.  Payment of such fees and expenses are subject to Bankruptcy Court order or approval.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage.  Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered.  The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement.  The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm’s length or in good faith.  Additionally, certain insurers have argued that Congoleum’s entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety.  Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute.  In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent.  Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and / or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

In August 2004, the State Court entered a case management order that divided the Coverage Action  into three phases.  A new judge was assigned to the case in February 2005 and the schedule was modified as a result.

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

The State Court granted summary judgment regarding Congoleum’s bad faith claims against excess insurers (other than first-layer excess insurers), holding that the refusal of these excess insurers to cover the Claimant Agreement was at least fairly debatable and therefore not in bad faith.

In March 2005, the Company filed a motion in the Bankruptcy Court asking the Bankruptcy Court to vacate its prior order lifting the automatic stay in bankruptcy to permit the Coverage Action to proceed.  The Company requested that the Coverage Action proceedings be stayed until the Company has completed its plan confirmation process in the Bankruptcy Court.  A hearing on the Company’s motion was held in April 2005 and the motion was denied.

The first phase of the Coverage Action began in August 2005.  Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement.  Three months into the trial, in October 2005, a federal appeals court ruled that GHR, which had been acting as the Company’s insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum.  As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

In the middle of Congoleum presenting its case, in or about mid-November 2005 and  early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the Federal Appeals Court decision regarding GHR and/or Congoleum’s filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues.  Congoleum opposed the motions.  The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.

Congoleum completed the presentation of its case in April 2006.  Certain insurers moved for a directed verdict in their favor during the first week of May 2006. Hearings of arguments on the directed verdict motion took place in June 2006.  In July 2006 the State Court denied the motion for a directed verdict.  The trial resumed in September 2006.  Defendant insurers presented their case, for the most part, through documents and deposition designations.  Post-trial briefs were submitted by the parties in November 2006.  In May 2007, the State Court issued a decision ruling that the defendant insurers have no coverage obligations for the Claimant Agreement under New Jersey law.

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled thereunder be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Adversary Proceeding adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders' Committee have filed notice of appeal from this decision to the District Court.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action to include obligations of insurers with respect to the settlement agreement in the Joint Plan with respect to the Avoidance Actions. The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision is being appealed to the District Court.

The third and final phase of the Coverage Action will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2006 to December 31, 2007:

(in thousands)	Balance at 12/31/2006	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 12/31/2007

Reserves
Current	$7,800	26,448	$(9,504)	—	$24,744

Receivables
Current	(21,813)	14,867	(3,544)	—	(10,490)

Net Asbestos Liability	$(14,013)	$41,315	$(13,048)	$—	$14,254

Restricted Cash
Insurance Proceeds	$6,149	$314			$6,463

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2005 to December 31, 2006:

(in thousands)	Balance at 12/31/2005	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 12/31/2006

Reserves
Current	$19,469	$—	$(11,669)	$—	$7,800

Receivables
Current	(14,793)	—	(10,704)	3,684	(21,813)

Net Asbestos Liability (Asset)	$4,676	$—	$(22,373)	$3,684	$(14,013)

Restricted Cash
Insurance Proceeds	$8,901	$932	$—	$(3,684)	$6,149

18.      Stock Option Plans:

           Under the Company’s 1995 Stock Option Plan, as amended (the “1995 Plan”), options to purchase up to 800,000 shares of the Company’s Class A common stock may be issued to officers and key employees. Such options may be either incentive stock options or nonqualified stock options, and the options’ exercise price must be at least equal to the fair value of the Company’s Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

On July 1, 1999, the Company established its 1999 Stock Option Plan for Non-Employee Directors, as amended (the “1999 Plan”), under which non-employee directors may be granted options to purchase up to 50,000 shares of the Company’s Class A common stock.  Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date.

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

A summary of the Company’s 1995 Plan activity, and related information, is as follows:

December 31, 2007:
	Shares	Weighted average exercise price
Options outstanding beginning of year	638,000	$2.03
Options granted	—	—
Options exercised	—	—
Options forfeited	(2,500)	(2.05)

Options outstanding end of year	635,500	$2.03

Exercisable at end of year	613,300	$2.02
Weighted average remaining contractual life	4.61 years
Stock options available for future issuance	150,300

December 31, 2007:
	Shares	Weighted average exercise price
Options outstanding beginning of year	24,000	$2.37
Options granted	2,500	0.95
Options exercised	—	—
Options forfeited	—	—

Options outstanding end of year	26,500	$2.24

Exercisable at end of year	24,000	$2.37
Weighted average remaining contractual life	5.27 years
Stock options available for future issuance	23,500

Stock option information related to non-vested shares for the Congoleum Stock Option Plans for the year ended December 31, 2007, was as follows:

1995 Plan:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at January 1, 2007	148,800	$1.55
Granted	—	—
Forfeited	(300)	1.65
Vested	(126,300)	1.78

Non-vested stock options at December 31, 2007	22,200	$1.76

1999 Plan:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at January 1, 2007	2,500	$1.68
Granted	2,500	0.75
Forfeited	—	—
Vested	(2,500)	1.68

Non-vested stock options at December 31, 2007	2,500	$0.75

The intrinsic value of stock options exercised during 2007 and stock options outstanding and exercisable at December 31, 2007, under the Congoleum Stock Option Plans were as follows:

(in thousands)	Intrinsic Value

Exercised during 2007	NA
Outstanding at December 31, 2007	NA
Exercisable at December 31, 2007	NA

Upon exercise of stock options under the Congoleum Stock Option Plans, Congoleum shares are issued from treasury stock.

19.       Stockholders’ Equity:

Holders of shares of the Company’s Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters.  The holders of shares of the Company’s Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company’s common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million.  Under the plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2007.  No shares were repurchased during 2007 or 2006. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired.  As of December 31, 2007, ABI owned 69.4% of the voting interest of the Company.

20.        Fair Value of Financial Instruments:

The Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company’s long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2007 and 2006.  The Company’s long-term debt had a book value of $99.9 million and, based on bid prices quoted by an investment bank, a fair market value of $72.0 million at December 31, 2007.  The Company’s long-term debt had a book value of $99.9 million and a fair market value of $91.0 million at December 31, 2006.

The fair value of the Company’s long-term debt is determined based on bid prices quoted by an investment bank.  The fair value of the Company’s other financial instruments is determined based on discounted cash flows.  Due to the short period over which the cash flows are expected to be realized, the carrying value of the financial instruments approximates the net present value of cash flows and changes in interest rate assumptions would not have a material effect on the calculation.

21.       Quarterly Financial Data (Unaudited):

The following table summarizes unaudited quarterly financial information (in thousands):

	Year ended December 31, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

Net sales	$49,315	$57,541	$53,588	$43,818

Gross profit	11,999	13,744	14,223	10,486

Net income (loss)	(351)	835	1,200	(2,375)

Net income (loss) per common share:

Basic	$(0.04)	$0.10	$0.15	$(0.29)
Diluted	(0.04)	0.10	0.14	(0.29)

	Year ended December 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

Net sales	$57,237	$58,743	$57,460	$46,034

Gross profit	13,277	13,604	12,898	10,673

Net income (loss)	210	627	(424)	266

Net income (loss) per common share:
Basic	$0.03	$0.08	$(0.05)	$0.02
Diluted	0.03	0.08	(0.05)	0.02

(1)
The fourth quarter of 2007 includes $41.5 million or $4.99 per share for the effect of the asbestos-related charges described in Notes 1 and 17, and $29.6 million or $3.57 per share for the reversal (credit) of interest on the Company’s long-term debt.

(2)	Includes $1.3 million of insurance recoveries in excess of book value of assets.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Congoleum Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, “Basis of Presentation”, to the consolidated financial statements, the Company has been and continues to be named in a significant number of lawsuits stemming primarily from the Company's manufacture of asbestos-containing products. The Company has recorded significant charges to earnings to reflect its estimate of costs associated with this litigation. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Boston, Massachusetts
March 21, 2008

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management’s Annual Report on Internal Control Over Financial Reporting.  The management of Congoleum Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The management of Congoleum Corporation designed Congoleum Corporation’s internal control system to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of Congoleum Corporation’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the applicable policies or procedures may deteriorate.

The management of Congoleum Corporation assessed the effectiveness of Congoleum Corporation’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the management of Congoleum Corporation used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, the management of Congoleum Corporation believes that, as of December 31, 2007, Congoleum Corporation’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of Congoleum  Corporation’s registered public accounting firm regarding internal control over financial reporting. This  Management's Annual Report on Internal Control Over Financial Reporting was not subject to attestation by Congoleum Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Congoleum Corporation to provide only management's report in this annual report.

/s/ Roger S. Marcus	/s/ Howard N. Feist III
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director	Howard N. Feist III, Vice President Finance and Chief Financial Officer

(c)
Changes in Internal Controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics (as that term is defined in Regulation S-K of the Exchange Act) that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such functions.

The text of the Company's code of ethics is posted on its Internet website at www.congoleum.com or may be obtained without charge by sending a written request to Mr. Howard N. Feist III, Chief Financial Officer of the Company, at the Company's office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such function, will also be posted on the Internet website.

The other information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2008.

Item 11.  EXECUTIVE COMPENSATION

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	635,500	$2.03	150,300

Equity compensation plans not approved by security holders	26,500	$2.24	23,500

Total	662,000	$2.03	173,800

On September 21, 1995, the Company established its 1995 Stock Option Plan, as amended (the “1995 Plan”), under which options to purchase up to 800,000 shares of the Company’s Class A common stock may be issued to officers and key employees.  The 1995 Plan was approved by stockholders.  Such options may be either incentive stock options or nonqualified stock options, and the options’ exercise price must be at least equal to the fair value of the Company’s Class A common stock on the date of grant. All options granted under the 1995 Plan have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

On July 1, 1999, the Company established its 1999 Stock Option Plan for Non-Employee Directors, as amended (the “1999 Plan”), under which non-employee directors may be granted non-qualified options (the “Options”) to purchase up to 50,000 shares of the Company’s Class A common stock.  The 1999 Plan did not require or receive stockholder approval.  The Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date.  The exercise price for each Option is the fair market value on the date of the grant.

For more information on the 1995 Plan and the 1999 Plan, see Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2007, an aggregate of 637,300 shares of common stock were issuable upon the exercise of outstanding vested options under the 1995 Plan and 1999 Plan.

The other information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2008.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2008.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)           (1)           The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts	91
All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(B)           These exhibits, required to be filed by Item 601 of Regulation S-K under the Exchange Act, are listed in the Index to Exhibits included in this Annual Report on Form 10-K beginning on Page 93.

Exhibit Number	Exhibits

3.1	Amended Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company as of December 12, 2007.(26)
4.1	Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated ("Hillside").(2)
4.2	Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
4.2.1	First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
4.2.2	Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
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

10.2	Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
10.3	Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.(1)
10.3.1	First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
10.3.2	Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.3	Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.4	Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
10.3.5	Fifth Amendment, dated as of March 11, 2008, to Personal Services Agreement, by and between American Biltrite and the Company. (23)
10.4	Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
10.4.1	First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.(5)
10.4.2	Amendment to Business Relations Agreement, dated as of March 11, 2008, by and between American Biltrite and the Company. (23)
10.5	Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)
10.6	Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").(2)
10.7	First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
10.8	Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
10.9	Form of 1995 Stock Option Plan.(2)
10.9.1	Form of Amendment to 1995 Stock Option Plan.(6)
10.9.2	Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
10.10	Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(8)
10.10.1	Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan.(9)
10.10.2	Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
10.11	Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.(9)
10.11.1	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)

10.11.2	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
10.11.3	Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
10.11.4
Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 14, 2004.(14)

10.11.5
Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of January 13, 2005. (24)

10.11.6	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 7, 2005. (24)
10.11.7
Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005. (24)

10.11.8
Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006. (24)

10.11.9
Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27, 2006. (24)

10.11.10
Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 12, 2007. (20)

10.11.11
Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 11, 2007.

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

10.14	Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.1	Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)

10.14.2	Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.3	Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.15	Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc. (24)
10.16	Note Agreement, dated as of October 12, 2006, by and between Gilbert Heinz & Randolph, LLP (“GHR”) and the Company.(25)
10.17	Promissory Note dated October 12, 2006 of GHR. (25)
10.18	Security Agreement, dated as of October 12, 2006 made by GHR in favor of the Company. (25)
10.19	Put/Call Agreement, dated as of February 20, 2008, between the Company, the Initial Backstop Participants and the Trust to be formed. (22)
14.1	Code of Ethics.(14)
21.1	Subsidiaries of the Company.(7)
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
99.2	Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies.(16)
99.3	Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London dated June 22, 2005.(16)
99.3.1	Amendment dated July 29, 2005, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005.(16)
99.3.2
Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Undewriters at Lloyd’s, London, dated June 22, 2005.

99.4	Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)
99.5	Amended and Restated Settlement Agreement and Release, dated as of January 18, 2008, among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company.
99.6	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
99.7
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company.(18)

99.7.1
Letter Agreement, dated March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company

99.8	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company.(18)
99.9	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
99.10
Disclosure Statement with respect to the Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative for Congoleum Corporation, et al., dated as of January 17, 2008. (21)

99.11	Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative for Congoleum Corporation, et al., dated as of January 17, 2008. (21)

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning Of Period	Reversed to Income Statement	Other Changes		Deductions(a)	Balance At end of Period

Year ended December 31, 2007: Allowance for doubtful accounts and cash discounts	$(1,142)	$—	$125	(b)	$—	$(1,017)

Year ended December 31, 2006: Allowance for doubtful accounts and cash discounts	$(1,142)	$—	$—	(b)	$—	$(1,142)

  (a)  Balances written off, net of recoveries.
  (b)  Represents (provision) utilization of the allowance for doubtful accounts and cash discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2008.

CONGOLEUM CORPORATION
By: /s/ Roger S. Marcus
Roger S. Marcus
President, Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Marcus	President, Chairman, Chief Executive Officer	March 10, 2008
Roger S. Marcus	and Director (Principal Executive Officer)

/s/ Howard N. Feist III	Chief Financial Officer	March 10, 2008
Howard N. Feist III	(Principal Financial and Accounting Officer)

/s/ Richard G. Marcus	Vice Chairman and Director	March 10, 2008
Richard G. Marcus

/s/ William M. Marcus	Director	March 10, 2008
William M. Marcus

/s/ Mark S. Newman	Director	March 10, 2008
Mark S. Newman

/s/ Mark N. Kaplan	Director	March 10, 2008
Mark N. Kaplan

_______________	Director
C. Barnwell Straut

/s/ Jeffrey H. Coats	Director	March 10, 2008
Jeffrey H. Coats

/s/ Adam H. Slutsky	Director	March 10, 2008
Adam H. Slutsky

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3.1	Amended Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company as of December 12, 2007.(26)
4.1	Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated ("Hillside").(2)
4.2	Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
4.2.1	First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
4.2.2	Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
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

10.2	Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
10.3	Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.(1)
10.3.1	First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
10.3.2	Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.3	Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.4	Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
10.3.5	Fifth Amendment, dated as of March 11, 2008, to Personal Services Agreement, by and between American Biltrite and the Company.(23)
10.4	Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
10.4.1	First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.(5)
10.4.2	Amendment to Business Relations Agreement, dated as of March 11, 2008, by and between American Biltrite and the Company.(23)
10.5	Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)

10.6	Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").(2)
10.7	First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
10.8	Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
10.9	Form of 1995 Stock Option Plan.(2)
10.9.1	Form of Amendment to 1995 Stock Option Plan.(6)
10.9.2	Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
10.10	Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors. (8)
10.10.1	Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan.(9)
10.10.2	Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
10.11	Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.(9)
10.11.1	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
10.11.2	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
10.11.3	Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
10.11.4
Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 14, 2004.(14)

10.11.5
Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of January 13, 2005. (24)

10.11.6	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 7, 2005. (24)
10.11.7
Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005. (24)

10.11.8
Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006. (24)

10.11.9
Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27, 2006. (24)

10.11.10
Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 12, 2007. (20)

10.11.11
Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 11, 2007.

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

10.14	Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.1	Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.2	Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.3	Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.15	Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc. (24)
10.16	Note Agreement, dated as of October 12, 2006, by and between Gilbert Heintz & Randolph LLP (“GHR”) and the Company.(25)
10.17	Promissory Note dated October 12, 2006 of GHR. (25)
10.18	Security Agreement, dated as of October 12, 2006 made by GHR in favor of the Company. (25)
10.19	Put/Call Agreement, dated as of February 20, 2008, between the Company, the Initial Backstop Participants and the Trust to be formed. (22)
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics.(14)
21.1	Subsidiaries of the Company.(7)
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
99.2	Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies.(16)
99.3	Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London dated June 22, 2005.(16)
99.3.1	Amendment dated July 29, 2005, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005.(16)
99.3.2
Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Undewriters at Lloyd’s, London, dated June 22, 2005.

99.4	Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)
99.5	Amended and Restated Settlement Agreement and Release, dated as of January 18, 2008, among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company.
99.6	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
99.7
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company.(18)

99.7.1
Letter Agreement, dated March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company.

99.8	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company.(18)
99.9	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
99.10
Disclosure Statement with respect to the Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative for Congoleum Corporation, et al., dated as of January 17, 2008. (21)

99.11	Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative for Congoleum Corporation, et al., dated as of January 17, 2008. (21)

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

(9)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2001.

(10)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2002.

(11)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2002.

(12)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2003.

(13)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2003.

(14)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2004.

(15)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2005.

(16)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2005.

(17)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2005.

(18)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended March 31, 2006.
.
(19)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2006

(20)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2007.

(21)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on January 23, 2008.

(22)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on February 22, 2008.

(23)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on March 17, 2008.

(24)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2006.

(25)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on April 10, 2007.

(26)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on December 12, 2007.