Form 10-Q
period 2008-03-31
CONGOLEUM CORP
filed 2008-05-09
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

CONGOLEUM CORPORATION

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

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

CONGOLEUM CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,560	$26,327
Restricted cash	6,557	6,501
Accounts receivable, less allowances of $1,114 and $1,017 as of March 31, 2008
and December 31, 2007, respectively	17,353	14,162
Inventories	40,828	35,182
Prepaid expenses and other current assets	3,127	13,138
Total current assets	97,425	95,310
Property, plant and equipment, net	59,885	61,993
Other assets, net	15,318	15,402
Total assets	$172,628	$172,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,171	$10,399
Accrued liabilities	18,212	20,933
Asbestos-related liabilities	27,688	31,207
Revolving credit loan	12,672	10,551
Deferred income taxes	7,725	7,725
Accrued taxes	1,044	125
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	83,509	85,937
Liabilities subject to compromise - long term	133,891	133,224
Total liabilities	217,400	219,161
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding as of March 31, 2008 and
December 31, 2007	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at March 31, 2008 and December 31, 2007	46	46
Additional paid-in capital	49,373	49,368
Retained deficit	(63,738)	(65,417)
Accumulated other comprehensive loss	(22,687)	(22,687)
	(36,959)	(38,643)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at March 31,
2008 and December 31, 2007	7,813	7,813
Total stockholders’ equity (deficit)	(44,772)	(46,456)
Total liabilities and stockholders’ equity (deficit)	$172,628	$172,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$47,697	$49,315
Cost of sales	36,824	37,316
Selling, general and administrative expenses	9,132	9,451

Income from operations	1,741	2,548
Other income (expense):
Interest income	1,128	124
Interest expense	(197)	(2,981)
Other expense	(64)	(42)

Income (loss) before income taxes	2,608	(351)
Provision for income taxes	929	--

Net income (loss)	$1,679	$(351)

Net income (loss) per common share
Basic and Diluted	$0.20	$(0.04)
Weighted average number of common shares outstanding:
Basic and Diluted	8,272,335	8,272,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$1,679	$(351)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
Operating activities:
Depreciation	2,576	2,654
Amortization	97	96
Stock based compensation expense	5	5
Changes in certain assets and liabilities:
Accounts and notes receivable	(3,191)	(651)
Inventories	(5,646)	(532)
Prepaid expenses and other assets	843	461
Proceeds from legal fee disgorgement	9,168	--
Insurance recovery (net) for oven replacement	--	1,561
Accounts payable	772	1,215
Accrued liabilities	(2,678)	(1,168)
Asbestos-related liabilities	(3,575)	(4,657)
Other	1,586	(406)
Net cash provided by (used in) operating activities	1,637	(1,773)
Cash flows from investing activities:
Capital expenditures	(468)	(384)
Net cash (used in) investing activities	(468)	(384)
Cash flows from financing activities:
Net short-term borrowings	2,121	236
Net change in restricted cash	(56)	873
Net cash provided by financing activities	2,065	1,108
Net increase (decrease) in cash and cash equivalents	3,233	(1,048)
Cash and cash equivalents:
Beginning of period	26,327	18,591
End of period	$29,560	$17,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Certain amounts appearing in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The financial statements of Congoleum Corporation (the “Company” or “Congoleum”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the

Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”).  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of the Company’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During  the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with  the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the  ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”) which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan is being solicited in accordance with court-approved voting procedures.  Various objections have been filed to the Joint Plan, and a hearing has been scheduled for May 12, 2008 to hear oral argument on summary judgment motions relating to certain of those objections.  A confirmation hearing on the Joint Plan is scheduled for June 26, 2008.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the "District Court"), or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact to the consolidated financial statements.  The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material impact to the consolidated financial statements (See Note 6).

3.	Inventories:

A summary of the major components of inventories is as follows (in thousands):

	March 31,	December 31,
	2008	2007

Finished goods	$33,460	$28,445
Work-in-process	2,168	1,108
Raw materials and supplies	5,200	5,629

Total inventories	$40,828	$35,182

4.	Income (Loss) Per Share

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

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at March 31, 2008 and December 31, 2007, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.2 million at March 31, 2008 and December 31, 2007, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy / Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The Environmental Protection Agency (“EPA”) has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

The Company filed a motion before the Bankruptcy Court seeking authorization and approval of the Consent Decree and related settlement agreements for the Galaxy / Spectron Superfund Site, as well authorization for Liberty Mutual Insurance Company and the Company to make certain payments that have been invoiced to the Company with respect to the Consent Decree and related settlement agreements.  An order authorizing and approving the Consent Decree and related settlement agreements was issued by the Bankruptcy Court in August 2006.

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

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the

Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan is being solicited in accordance with court-approved voting procedures.  Various objections have been filed to the Joint Plan, and a hearing has been scheduled for May 12, 2008 to hear oral argument on summary judgment motions relating to certain of those objections.  A confirmation hearing on the Joint Plan is scheduled for June 26, 2008.

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

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 will receive on a pro rata basis $80 million in new 9.75% senior secured notes that mature five years from issuance.  The new senior secured notes will be subordinated to the working capital facility that provides Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 will receive 49.9% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% senior notes due in August 2008, including accrued interest (which amounted to $3.6 million at December 31, 2007) will be satisfied by the new senior secured notes and the common stock issued when the Joint Plan takes effect.

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

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("GHR") as special insurance counsel to the Company.  An insurance company appealed the retention order.  In October 2005, the United States Court of Appeals for the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. As a result of the federal appeals court decision on GHR's retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR agreed to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

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

During the first three months of 2008, the Company paid $3.6 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage Action (as herein-after defined) litigation with certain insurance companies.  Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders will not receive any post-petition interest.

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

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13.0 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust.  Payment of such fees and expenses are subject to Bankruptcy Court order or approval.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage.  Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

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

In August 2004, the State Court entered a case management order that divided the Coverage Action trial into three phases.  A new judge was assigned to the case in February 2005 and the schedule was modified as a result.

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

The first phase of the Coverage Action trial began in August 2005.  Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement.  Three months into the trial, in October 2005, a federal appeals court ruled that GHR, which had been acting as the Company’s insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum.  As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

In the middle of Congoleum presenting its case, in or about mid-November 2005 and early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the federal appeals court decision regarding GHR and / or Congoleum’s filing of an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the "Avoidance Actions") in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues.  Congoleum opposed the motions.  The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.  (The Avoidance Actions seek to void the security interest granted to the Collateral Trust and the pre-petition settlement.)

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

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders' Committee have filed notice of appeal from this decision to the District Court.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the settlement agreement in the Joint Plan with respect to the Avoidance Actions. The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision is being appealed to the District Court.

The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2007 to March 31, 2008:

(In thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 3/31/2008

Reserves
Current	$24,744	$--	$(3,575)	$--	$21,169

Receivables
Current	(10,490)	--		9,168	(1,322)

Net Asbestos Liability	$14,254	$--	$(3,575)	$9,168	$19,847

Restricted Cash
Insurance Proceeds	$6,463	$56	$--	$--	$6,519

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2006 to March 31, 2007:

(In thousands)	Balance at 12/31/2006	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 3/31/2007

Reserves
Current	$7,800	$--	$(3,654)	$--	$4,146

Receivables
Current	(21,813)	--	$(1,003)		(22,816)

Net Asbestos Liability (Asset)	$(14,013)	$--	$(4,657)	$--	$(18,670)

Restricted Cash
Insurance Proceeds	$6,149	$77	$--	$--	$6,226

7.	Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Three months Ended March 31,
	2008	2007

Beginning balance	$1,806	$1,953
Accruals	817	660

Charges	(862)	(767)

Ending balance	$1,761	$1,846

8.	Liabilities Subject to Compromise

As a result of the Company’s Chapter 11 filing (see Notes 1 and 6), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	11,527	10,772
Other post-retirement benefit obligation	9,449	9,337
Pre-petition other liabilities	12,915	13,115

Total liabilities subject to compromise	$138,888	$138,221

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.         Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Accrued warranty, marketing and sales promotion	$12,326	$16,637
Employee compensation and related benefits	3,978	3,584
Other	1,908	712
Total accrued liabilities	$18,212	$20,933

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of March 31, 2008 and December 31, 2007 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$381	$56	$366	$53
Interest cost	1,207	144	1,206	142
Expected return on plan assets	(1,198)	--	(1,146)	--
Recognized net actuarial loss	410	15	349	18
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	6	--	11	3
Net periodic benefit cost	$805	$215	$786	$216

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	March 31, 2008		March 31, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	--	7.00%	--
Rate of compensation increase	5.00%	--	5.00%	--

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan is being solicited in accordance with court-approved voting procedures.  Various objections have been filed to the Joint Plan, and a hearing has been scheduled for May 12, 2008 to hear oral argument on summary judgment motions relating to certain of those objections.  A confirmation hearing on the Joint Plan is scheduled for June 26, 2008.

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

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers, as noted above, have filed various objections to the Joint Plan and are expected to file objections to any future plan.  Certain other parties have also filed various objections to the Joint Plan and may file objections to any future plan.

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

During the first three months of 2008, Congoleum paid $3.6 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage Action. Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders will not receive any post-petition interest.

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

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q,  for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization.  Readers should also refer to the Disclosure Statement with respect to the Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, a copy of which has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	(In thousands of dollars)

Net sales	$47,697		$49,315
Cost of sales	36,824		37,316
Gross profit	10,873	22.8%	11,999	24.3%

Selling, general & administrative expenses	9,132	19.1%	9,451	19.2%
Operating income	1,741		2,548

Interest income (expense), net	931		(2,857)
Other (expense) income, net	(64)		42
Income (loss) before taxes	2,608		(351)
Provision for income taxes	929		--

Net income (loss)	$1,679		$(351)

Net sales for the three months ended March 31, 2008 totaled $47.7 million as compared to $49.3 million for the three months ended March 31, 2007, down $1.6 million or 3.3%. The decrease is primarily attributable to weakness in the new housing market coupled with continued softness in the general retail environment for flooring products. This was partially offset by increased selling prices instituted in the second quarter of last year and the continued growth of sales of the Duraproduct line.

Gross profit for the three months ended March 31, 2008 totaled $10.9 million, or 22.8% of net sales, compared to $12.0 million or 24.3% of net sales for the three months ended March 31, 2007. Gross profit dollars decreased from year earlier levels because of lower sales and the decline in gross profit as a percentage of sales resulted from increased raw material costs and the impact of lower production volumes over which to spread fixed manufacturing costs, partially offset by the price increases and lower plant costs reflecting improved efficiencies and cost reduction programs implemented.

Selling, general and administrative expenses were $9.1 million for the three months ended March 31, 2008 compared to $9.5 million for the three months ended March 31, 2007.  Lower merchandising and sales support costs ($0.1 million) coupled with lower compensation and related benefit costs ($0.2 million) were the primary drivers for the decrease in expenses.  As a percent of net sales, selling, general and administrative costs were 19.1% for the three months ended March 31, 2008 compared to 19.2% for the same period last year.

Income from operations was $1.7 million for the three months ended March 31, 2008 compared to $2.5 million for the three months ended March 31, 2007, reflecting the lower sales and gross margin, partially offset by reduced selling, general and administrative expenses.

Interest income (expense), net was $931 thousand income for the three months ended March 31, 2008 compared with $2.9 million expense for the same period one year earlier.  Interest expense for the three months ended March 31, 2007 included $3.0 million of interest expense on Congoleum’s 8 5/8% Senior Notes.  Based on the terms of the Joint Plan, accrued interest on the Senior Notes was reversed in the fourth quarter of 2007 and was not accrued in the first quarter of 2008.  In addition, interest income (expense), net for the three months ended March 31, 2008 includes $1.0 million in interest income received as part of a disgorgement fee settlement for legal expenses.

The provision for income taxes was $0.9 million for the quarter ending March 31, 2008, and $0.0 as of March 31, 2007.  The full year effective tax rate is expected to approximate the statutory rate of 34%.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During the first three months of 2008, the Company paid $3.6 million in fees and expenses related to reorganization proceedings under Chapter 11 and litigation with certain insurance companies.  Furthermore at March 31, 2008 the Company had incurred but not paid approximately $10.0 million in additional fees and expenses for services rendered through that date.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders will not receive any post-petition interest.

In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into the GHR Settlement under which GHR was to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Congoleum received $9.2 plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2008, were $29.6 million, an increase of $3.2 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at March 31, 2008 and December 31, 2007.  Additionally, $6.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at March 31, 2008.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust.  Working capital was $13.9 million at March 31, 2008, up from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.2 to 1.0 at March 31, 2008 and 1.1 to 1.0 at December 31, 2007, respectively.  Net cash provided by operations during the three months ended March 31, 2008 was $1.6 million, as compared to net cash used in operations of $1.8 million during the three months ended March 31, 2007. The GHR settlement of $9.2 million offset cash used in operations of $7.5 million for the three months ended March 2008.

Capital expenditures for the three months ended March 31, 2008 totaled $0.5 million.  The Company is currently planning capital expenditures of approximately $6.5 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2008 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at March 31, 2008. Borrowings under this facility are collateralized by inventory and receivables.  At March 31, 2008, based on the level of receivables and inventory, $27.0 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $12.6 million was utilized by the revolving loan.  The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item T.	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2008 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(a)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal controls over financial reporting during the last quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings:

The information contained in Note 5, “Environmental and Other Liabilities”, and Note 6, “Asbestos Liabilities”, of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.   Risk Factors:

The Company has significant asbestos liability and funding exposure.

As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, the Company has significant liability and funding exposure for asbestos claims.  The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million.

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

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective.  If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Joint Plan or any other plan of reorganization or in connection with the Coverage Action discussed elsewhere in this Quarterly  Report on Form 10-Q are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds.  Such a circumstance would likely result in the Company not being able to confirm the Joint Plan or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization  include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely  agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by the Company and the court overruling  any  objections  to the Company's  reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of the Joint Plan, such failure could have a material adverse effect upon its business, results of operations and financial condition.

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

The Company currently sells its products through approximately 13 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor.  These two distributors accounted for approximately 64% and 65% of the Company's net sales for the three months ended March 31, 2008 and 2007, respectively.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of March 31, 2008) of the outstanding shares of the Company’s common stock, representing a 69.4% voting interest.  As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require Shareholder or Board of Director approval.  In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3.   Defaults Upon Senior Securities:

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 8 of the Notes to Consolidated Financial Statements continued in Part I, Item 1, of this Quarterly Report on Form 10-Q) as of March 31, 2008.  During 2007, the Company reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 4.   Submission of Matters to a Vote of Security Holders:

None.

Item 5.   Other Information:

None.

Item 6.   Exhibits:

Exhibit Number	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Agreement for Claim Determination between the Liquidator of The Protective National Insurance Company of Omaha and Congoleum Corporation dated February 18, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONGOLEUM CORPORATION
                (Registrant)

Date: May 9, 2008	By:	/s/Howard N. Feist III
Howard N. Feist III
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial & Accounting Officer)

Exhibit Index

Exhibit Number	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Agreement for Claim Determination between the Liquidator of The Protective National Insurance Company of Omaha and Congoleum Corporation dated February 18, 2008.