Form 10-Q
period 2008-06-30
CONGOLEUM CORP
filed 2008-08-14
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

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

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

CONGOLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$26,474	$26,327
Restricted cash	29,373	6,501
Accounts receivable, less allowances of $883 and $1,017 as of June 30, 2008
and December 31, 2007, respectively	17,120	14,162
Inventories	40,979	35,182
Prepaid expenses and other current assets	3,301	13,138
Total current assets	117,247	95,310
Property, plant and equipment, net	58,391	61,993
Other assets, net	11,741	11,909
Total assets	$187,379	$169,212
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,258	$10,399
Accrued liabilities	16,643	20,933
Asbestos-related liabilities	45,647	31,207
Revolving credit loan	17,436	10,551
Deferred income taxes	7,725	7,725
Accrued taxes	1,186	125
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	101,892	85,937
Liabilities subject to compromise - long term	130,043	129,731
Total liabilities	231,935	215,668
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding as of June 30, 2008 and
December 31, 2007	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at June 30, 2008 and December 31, 2007	46	46
Additional paid-in capital	49,377	49,368
Retained deficit	(63,526)	(65,417)
Accumulated other comprehensive loss	(22,687)	(22,687)
	(36,743)	(38,643)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at June 30,
2008 and December 31, 2007	7,813	7,813
Total stockholders’ equity (deficit)	(44,556)	(46,456)
Total liabilities and stockholders’ equity (deficit)	$187,379	$169,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$47,166	$57,541	$94,863	$106,856
Cost of sales	37,277	43,797	74,101	81,113
Selling, general and administrative expenses	9,238	9,963	18,370	19,414

Income from operations	651	3,781	2,392	6,329
Other income (expense):
Interest income	64	130	1,192	254
Interest expense	--	(3,077)	(197)	(6,058)
Other (expense) / income	(350)	8	(414)	(34)

Income before income taxes	365	842	2,973	491
Provision for income taxes	153	7	1,082	7

Net income	212	835	1,891	484

Net income per common share
Basic	$0.03	$0.10	$0.23	$0.06
Diluted	$0.03	$0.10	$0.23	$0.06
Weighted average number of common shares outstanding:
Basic	8,272	8,272	8,272	8,272
Diluted	8,272	8,288	8,272	8,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,891	$484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,106	5,201
Amortization	193	192
Stock based compensation expense	9	10
Changes in certain assets and liabilities:
Accounts and notes receivable	(2,958)	(504)
Inventories	(5,797)	(1,329)
Prepaid expenses and other assets	669	1,244
Proceeds from legal fee disgorgement	9,168	--
Insurance recovery (net) for oven replacement	--	1,561
Accounts payable	(2,141)	2,048
Accrued liabilities	(4,315)	5,635
Asbestos-related liabilities	(8,472)	(7,783)
Other	1,373	(1,041)
Net cash (used in) provided by operating activities	(5,274)	5,718
Cash flows from investing activities:
Capital expenditures	(1,504)	(1,073)
Net cash (used in) investing activities	(1,504)	(1,073)
Cash flows from financing activities:
Net short-term borrowings	6,885	800
Net change in restricted cash	40	(41)
Net cash provided by financing activities	6,925	759
Net increase in cash and cash equivalents	147	5,404
Cash and cash equivalents:
Beginning of period	26,327	18,591
End of period	$26,474	$23,995

The accompanying notes are an integral part of the condensed consolidated financial statements

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Certain amounts appearing in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”).  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”), representing holders of the Company’s 8-5/8% Senior Notes due August 1, 2008 (the “Senior Notes”), also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During  the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with  the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the  ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”) which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. The official committee of bondholders, the asbestos creditors’ committee and the future claimants’ representative have recently reached an agreement in principle which the Company believes addresses the issues raised recently by the Bankruptcy Court in the ruling on the Join Plan and in the court's prior decisions.  The Company expects a term sheet will be filed with the Bankruptcy Court shortly.

There can be no assurance that any plan of reorganization will subsequently be proposed or, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any other plan will receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the "District Court"), or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on the consolidated financial statements.  The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material impact on the consolidated financial statements (see Note 6).

3.         Inventories:

A summary of the major components of inventories is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Finished goods	$33,883	$28,445
Work-in-process	1,636	1,108
Raw materials and supplies	5,460	5,629

Total inventories	$40,979	$35,182

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

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at June 30, 2008 and December 31, 2007, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.2 million at June 30, 2008 and December 31, 2007, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy / Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The Environmental Protection Agency (“EPA”) has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation / feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

6.         Asbestos Liabilities

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum

learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. The official committee of bondholders, the asbestos creditors’ committee and the future claimants’ representative have recently reached an agreement in principle which the Company believes addresses the issues raised recently by the Bankruptcy Court in the ruling on the Join Plan and in the court's prior decisions.  The Company expects a term sheet will be filed with the Bankruptcy Court shortly.

There can be no assurance that any plan of reorganization will subsequently be proposed or, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Although there can be no assurances that any future plan will have the same or similar terms to the Joint Plan, the following description of the terms of the Joint Plan may be useful in understanding the agreement that was reached among creditors in connection with that plan and how it would have been implemented.  If the Joint Plan has been approved by the Bankruptcy Court and accepted by the requisite creditor constituencies, it would have permitted Congoleum to exit Chapter 11 free of liability for existing or future asbestos claims.  Under the terms of the Joint Plan, a trust would have been created that would have assumed the liability for Congoleum’s current and future asbestos claims.  That trust would have received the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and would have been assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability.  The trust also would have received 50.1% of the newly issued common stock in reorganized Congoleum when the Joint Plan took effect (the “Trust Shares”).

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would have received on a pro rata basis $80 million in new 9.75% senior secured notes maturing five years from issuance.  The new senior secured notes would have been subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would have received 49.9% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% senior notes due in August 2008, including accrued interest (which amounted to $3.6 million at December 31, 2007 and June 30, 2008) would have been satisfied by the new senior secured notes and the common stock issued when the Joint Plan took effect.

Under the terms of the Joint Plan, existing Class A and Class B common shares of Congoleum would have been cancelled when the plan took effect and holders of those shares would not have received anything on account of their cancelled shares.

In connection with the Joint Plan, Congoleum and certain parties entered into an agreement (the “Put/Call Agreement”).  Pursuant to the Put/Call Agreement, for the first 60 days after the date the Joint Plan was to become effective (the “Effective Date”), the Plan Trust would have had the right, at its sole option, to elect to cause participating holders of Senior Notes (the “Backstop Participants”) to purchase all, but not less than all, of the Trust Shares for an aggregate purchase price equal to $5.25 million. Similarly, for the first 90 days after the Effective Date, the Backstop Participants would have had the right to cause the Plan Trust to sell all, but not less than all, of the Trust Shares to the Backstop Participants for an aggregate purchase price equal to $7.5 million.  The Put / Call Agreement expired by its terms as of June 30, 2008.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Joint Plan provided for a settlement of litigation related to the Avoidance Actions, but it is not possible to determine if any future plan will include such a settlement or how any such settlement may affect the nominal liability.  In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately 146 thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged claims.  Approximately 71 thousand valid ballots were returned indicating claims with a value of $ 1.46 billion based on the settlement values applicable in the Joint Plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first six months of 2008, the Company paid $8.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage (as hereinafter defined).  Action based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.

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

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13.0 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court (the "State Court") between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  Pursuant to the terms of the Security Agreement, the Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust.  Payment of such fees and expenses are subject to Bankruptcy Court order or approval.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

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

In March 2005, the Company filed a motion in the Bankruptcy Court asking the Bankruptcy Court to vacate its prior order lifting the automatic stay in bankruptcy to permit the Coverage Action to proceed.  The Company requested that the Coverage Action proceedings be stayed until the Company had completed its plan confirmation process in the Bankruptcy Court.  A hearing on the Company’s motion was held in April 2005 and the motion was denied.

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

In the middle of Congoleum presenting its case, in or about mid-November 2005 and early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the federal appeals court decision regarding GHR and/or Congoleum’s filing of an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the "Avoidance Actions") in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues.  Congoleum opposed the motions.  The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.  (The Avoidance Actions seek to void the security interest granted to the Collateral Trust and the pre-petition settlement.)

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

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and/or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled thereunder be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

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

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the settlement agreement in the Joint Plan with respect to the Avoidance Actions. The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision is being appealed to the District Court.  Since the Bankruptcy Court has denied confirmation of the Joint Plan, the scope of Phase 2 is now unclear.

The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2007 to June 30, 2008:

(In thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 6/30/2008

Reserves
Current	$24,744	--	$(8,472)	--	$16,272

Receivables
Current	(10,490)	--	--	$9,168	(1,322)

Net Asbestos Liability (Asset)	$14,254	--	$(8,472)	$9,168	$14,950

Restricted Cash
Insurance Proceeds	$6,463	$22,912	$--	$--	$29,375

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2006 to June 30, 2007:

(In thousands)	Balance at 12/31/2006	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 6/30/2007

Reserves
Current	$7,800	$--	$(5,545)	$--	$2,255

Receivables
Current	(21,813)	--	(2,238)	--	(24,051)

Net Asbestos Liability (Asset)	$(14,013)	$--	$(7,783)	$--	$(21,796)

Restricted Cash
Insurance Proceeds	$6,149	$--	$--	$156	$6,305

7.         Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Six Months Ended June 30,
	2008	2007

Beginning balance	$1,806	$1,957
Accruals	1,762	1,633

Charges	(1,848)	(1,733)

Ending balance	$1,720	$1,857

8.         Liabilities Subject to Compromise

As a result of the Company’s Chapter 11 filing (see Notes 1 and 6), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	11,209	10,772
Other post-retirement benefit obligation	9,572	9,337
Pre-petition other liabilities	9,262	9,622

Total liabilities subject to compromise	$135,040	$134,728

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.         Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Accrued warranty, marketing and sales promotion	$11,291	$16,637
Employee compensation and related benefits	3,906	3,584
Other	1,446	712
Total accrued liabilities	$16,643	$20,933

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of June 30, 2008 and December 31, 2007 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$381	$56	$366	$53
Interest cost	1,207	144	1,206	142
Expected return on plan assets	(1,198)	--	(1,146)	--
Recognized net actuarial loss	410	15	349	18
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	6	--	11	3
Net periodic benefit cost	$806	$215	$786	$216

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$762	$112	$732	$106
Interest cost	2,414	288	2,412	284
Expected return on plan assets	(2,396)	--	(2,292)	--
Recognized net actuarial loss	820	30	698	36
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	12	--	22	6
Net periodic benefit cost	$1,612	$430	$1,572	$432

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	June 30, 2008		June 30, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	--	7.00%	--
Rate of compensation increase	5.00%	--	5.00%	--

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. The official committee of bondholders, the asbestos creditors’ committee and the future claimants’ representative have recently reached an agreement in principle which the Company believes addresses the issues raised recently by the Bankruptcy Court in the ruling on the Join Plan and in the court's prior decisions.  The Company expects a term sheet will be filed with the Bankruptcy Court shortly.

There can be no assurance that any plan of reorganization will subsequently be proposed or, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court,  or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers, as noted above, filed various objections to the Joint Plan and are expected to file objections to any future plan.  Certain other parties also filed various objections to the Joint Plan and may file objections to any future plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Joint Plan provided for a settlement of litigation related to the Avoidance Actions, but it is not possible to determine if any future plan will include such a settlement or how any such settlement may affect the nominal liability.  In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately [146] thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged claims.  Approximately 71 thousand valid ballots were returned indicating claims with a value of $1.46 billion based on the settlement values applicable in the Joint Plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first six months of 2008, Congoleum paid $8.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage Action. Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.

Costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in formulating, proposing, filing or obtaining approval of a plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q, for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization.  .

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	(In thousands of dollars)				(In thousands of dollars)

Net sales	$ 47,166		$ 57,541		$94,863		$ 106,856
Cost of sales	37,277		43,797		74,101		81,113
Gross profit	9,889	21.0%	13,744	23.9%	20,762	21.9%	25,743	24.1%
Selling, general and
administrative expenses	9,238	19.6%	9,963	17.3%	18,370	19.4%	19,414	18.2%

Operating income	651		3,781		2,392		6,329
Interest income(expense), net	64		(2,947)		995		(5,804)
Other income (expense), net	(350)		8		(414)		(34)
Income before taxes	365		842		2,973		491
Provision for income taxes	153		7		1,082		7

Net income	$ 212		$ 835		$ 1,891		$ 484

Net sales for the three months ended June 30, 2008 were $47.2 million as compared to $57.5 million for the three months ended June 30, 2007, a decrease of $10.3 million or 18% on net sales. The decrease is attributable to significant declines in new residential construction demand, continued weakness in the remodeling activity and a downturn in manufactured housing and recreational vehicle production.

Net sales for the six months ended June 30, 2008 total $94.9 million as compared to $106.9 million for the six months ended June 30, 2007, a decrease of $12.0 million or 11.2%.  The factors driving the decrease are substantially the same as those affecting the decrease in second quarter sales, described above.

Gross profit for the three months ended June 30, 2008 totaled $9.9 million, or 21.0% of net sales, compared to $13.7 million, or 23.9% of net sales, for the same period last year. The decrease in gross profit dollars reflects the lower sales levels while the reduced gross profit margin percentage reflects sharp increases in raw material costs (negative impact of 2.9%), partially offset by manufacturing cost reductions instituted in the manufacturing facilities.

 Gross profit for the six months ended June 30, 2008 totaled $20.8 million, or 21.9% of net sales, compared to $25.7 million, or 24.1% of net sales, for the same period last year. The decrease in gross profit dollars reflects the lower sales levels, with the decline in gross profit margins reflecting escalating raw material costs and lower production volume over which to spread fixed manufacturing overhead, partially offset by manufacturing cost reductions.

Selling, general and administrative expenses were $9.2 million for the three months ended June 30, 2008 as compared to $10.0 million for the three months ended June 30, 2007, a decrease of $0.8 million. The decrease reflects cost reduction measures enacted during the quarter including headcount and expense reductions. The Company took a one-time severance charge of $750 thousand during the quarter.

Selling, general and administrative expenses were $18.4 million for the six months ended June 30, 2008 compared to $19.4 million for the six months ended June 30, 2007, a decrease of $1.0 million. Cost reduction measures instituted during the second quarter of 2008 substantially accounted for most of the decrease.

Income from operations totaled $0.6 million for the three months ended June 30, 2008 compared to income of $3.8 million for three months ended June 30, 2007, reflecting lower sales and gross margins, partially offset by lower operating expenses. Income from operations was $2.4 million for the six months ended June 30, 2008 compared to $6.3 million for the six months ended June 30, 2007, reflecting lower sales and gross margins, partially offset by the reduced selling, general and administrative expenses.

The provision for income taxes was $1.1 million for the six months ending June 30, 2008.   The full year effective tax rate is expected to approximate 34%. The Company recorded a minimal provision for the six months ended June 30, 2007.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During the first six months of 2008, the Company paid $8.5 million in fees and expenses related to reorganization proceedings under Chapter 11 and The Coverage Action.  Furthermore, at June 30, 2008 the Company had incurred but not paid approximately $10.0 million in additional fees and expenses for services rendered through that date.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.

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

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2008, were $26.5 million, an increase of $0.1 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at June 30, 2008 and December 31, 2007.  Additionally, $6.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at June 30, 2008. In the second quarter of 2008 the Company received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to Section 524(g) of the Bankruptcy Code.  Working capital was $15.4 million at June 30, 2008, up from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.2 to 1.0 at June 30, 2008 and 1.1 to 1.0 at December 31, 2007, respectively.  Net cash used in operations during the six months ended June 30, 2008 was $5.3 million, as compared to net cash provided by  operations of $5.7 million during the six months ended June 30, 2007.

Capital expenditures for the six months ended June 30, 2008 totaled $1.5 million.  The Company is currently planning capital expenditures of approximately $6.0 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2008 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at June 30, 2008. Borrowings under this facility are collateralized by inventory and receivables.  At June 30, 2008, based on the level of receivables and inventory, $25.0 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $17.4 million was utilized by the revolving loan.  The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes that its existing cash (excluding restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2008.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.          CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2008 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the last quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.             Legal Proceedings:

The information contained in Note 5, “Environmental and Other Liabilities”, and Note 6, “Asbestos Liabilities”, of the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.          Risk Factors:

The Company has significant asbestos liability and funding exposure.

As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately 146 thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged claims. Approximately 71 thousand valid ballots were returned indicating claims with a value of $ 1.46 billion based on the settlement values applicable in the Joint Plan.

The Bankruptcy Court has ruled that the Joint Plan is not confirmable and has directed the Company to submit a confirmable plan by the end of calendar year 2008 to avoid having the case dismissed or converted. There can be no assurance that any plan of reorganization will subsequently be proposed or, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of any plan of reorganization or in connection with the Coverage Action discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds. Such a circumstance would likely result in the Company not being able to confirm a plan of reorganization or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by the Company and the court overruling any objections to the Company's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of the Coverage Action, (x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of a plan of reorganization, such failure could have a material adverse effect upon its business, results of operations and financial condition.

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

Under the Joint Plan, if it had become effective, holders of existing equity securities would have received nothing on account of their interests and will likely receive nothing under any future plan.

Under the terms of the Joint Plan, existing Class A and Class B common shares of Congoleum would have been cancelled when the plan took effect and holders of those shares would not have received anything on account of their cancelled shares. Treatment of existing equity holders in any future plan is likely to be the same.

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange ("Amex") on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for its shares. Under the terms of any new plan of reorganization, if confirmed and effective, the Company's common stock is likely to be cancelled.

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

The Company currently sells its products through approximately 13 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for approximately 65% of the Company's net sales for the six months ended June 30, 2008 and 2007, respectively.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of June 30, 2008) of the outstanding shares of the Company’s common stock, representing a 69.4% voting interest. As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3.	Defaults Upon Senior Securities:

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 8 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, of this Quarterly Report on Form 10-Q) as of June 30, 2008.  During 2007, the Company reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 4.	Submission of Matters to a Vote of Security Holders:

At the annual meeting of the Company's Stockholders held on May 6, 2008, all director nominees were elected.

The two nominees who were elected as Class C Directors will hold office until the meeting of stockholders to be held in 2011 and until their successors are duly elected and qualify. The results of the vote for the election of those directors are set forth below.

Name	Number of Votes For	Number of Votes Withheld
Roger S. Marcus	11,382,446	380,904
Adam H. Slutsky	11,667,078	86,272

The Directors whose terms of office continued and the years their terms expire are as follows:

Class B Directors - Term Expires in 2010

Mark N. Kaplan
Richard G. Marcus
Mark S. Newman

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

CONGOLEUM CORPORATION
                  (Registrant)

Date:  August 13, 2008                                                  By: /s/Howard N. Feist III
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