Form 10-Q
period 2008-09-30
CONGOLEUM CORP
filed 2008-11-07
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

CONGOLEUM CORPORATION

Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheet as of September 30, 2008
	(unaudited) and December 31, 2007	5

	Condensed Consolidated Statement of Operations for the three and nine
	months ended September 30, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the nine months
	ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4T.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

	Signatures	42

Factors That May Affect Future Results

Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other words of similar meaning.  In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions.  These statements do not relate strictly to historical or current facts.  These forward-looking statements are based on the expectations of Congoleum Corporation (the “Company” or “Congoleum”), as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  Any forward-looking statement made in this report speaks only as of the date of such statement.  It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled “Risk Factors,” and in the Company's other filings with the Securities and Exchange Commission.

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

CONGOLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,757	$26,327
Restricted cash	29,538	6,501
Accounts receivable, less allowances of $720 and $1,017 as of September 30, 2008 and December 31, 2007, respectively	15,971	14,162
Inventories	36,730	35,182
Prepaid expenses and other current assets	4,490	13,138
Total current assets	110,486	95,310
Property, plant and equipment, net	57,132	61,993
Deferred income taxes	3,275	7,400
Other assets, net	4,286	4,509
Total assets	$175,179	$169,212
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,832	$10,399
Accrued liabilities	17,321	20,933
Asbestos-related liabilities	53,254	31,207
Revolving credit loan	12,637	10,551
Deferred income taxes	3,005	7,725
Accrued taxes	276	125
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	100,322	85,937
Liabilities subject to compromise - long term	129,533	129,731
Total liabilities	229,855	215,668
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding as of September 30, 2008 and December 31, 2007	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007	46	46
Additional paid-in capital	49,382	49,368
Retained deficit	(73,651)	(65,417)
Accumulated other comprehensive loss	(22,687)	(22,687)
	(46,863)	(38,643)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at September 2008 and December 31, 2007	7,813	7,813
Total stockholders’ equity (deficit).	(54,676)	(46,456)
Total liabilities and stockholders’ equity (deficit)	$175,179	$169,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$46,085	$53,588	$140,948	$160,444
Cost of sales	37,765	39,365	111,866	120,478
Selling, general and administrative expenses	7,768	9,829	26,138	29,243
Asbestos related reorganization charges	11,491		11,491
(loss) income from operations	(10,939)	4,394	(8,547)	10,723
Other income (expense):
Interest income	49	185	1,241	439
Interest expense	(43)	(3,146)	(240)	(9,204)
Other expense	(377)	(213)	(791)	(247)

(loss) income before income taxes	(11,310)	1,220	(8,337)	1,711
(benefit) provision for income taxes	(1,185)	20	(103)	27

Net (loss) income	$(10,125)	$1,200	$(8,234)	$1,684

Net (loss) income per common share
Basic	$(1.22)	$0.15	$(1.00)	$0.20
Diluted	$(1.22)	$0.14	$(1.00)	$0.20
Weighted average number of common shares outstanding:
Basic	8,272	8,272	8,272	8,272
Diluted	8,272	8,283	8,272	8,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(8,234)	$1,684
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	7,607	7,714
Amortization	174	289
Asbestos related reorganization charges	11,491	--
Stock based compensation expense	14	14
Changes in certain assets and liabilities:
Accounts and notes receivable	(1,809)	(1,600)
Inventories	(1,548)	(1,181)
Prepaid expenses and other assets	(946)	553
Proceeds from legal fee disgorgement	9,168	--
Insurance recovery (net) for oven replacement	--	1,561
Accounts payable	(1,567)	(1,402)
Accrued liabilities	(3,641)	9,976
Asbestos-related liabilities	(12,519)	(10,752)
Other	(137)	(2,227)
Net cash (used in) provided by operating activities	(1,947)	4,629
Cash flows from investing activities:
Capital expenditures	(2,746)	(2,263)
Net cash (used in) investing activities	(2,746)	(2,263)
Cash flows from financing activities:
Net short-term borrowings	2,085	1,364
Net change in restricted cash	38	3,231
Net cash provided by financing activities	2,123	4,595
Net (decrease) increase in cash and cash equivalents	(2,570)	6,961
Cash and cash equivalents:
Beginning of period	26,327	18,591
End of period	$23,757	$25,552

The accompanying notes are an integral part of the condensed consolidated financial statements

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

  1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”).  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”), representing holders of the Company’s 8-5/8% Senior Notes due August 1, 2008 (the “Senior Notes”), also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During  the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with  the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the  ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”) which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a new plan of reorganization (the “New Plan”) and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was signed by the parties to the agreement and was filed with the Bankruptcy Court on August 14, 2008 and reported by Congoleum on form 8K on August 15, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the New Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date  a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.

There can be no assurance that the New Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the "District Court"), or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to have sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

2.         Recent Accounting Principles:

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on the consolidated financial statements.  The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material impact on the consolidated financial statements.

3.         Inventories:

A summary of the major components of inventories is as follows (in thousands):

	September 30,	December 31,
	2008	2007

Finished goods	$28,482	$28,445
Work-in-process	2,994	1,108
Raw materials and supplies	5,254	5,629

Total inventories	$36,730	$35,182

4.         Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, unless their effect is anti-dilutive.

5.     Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at September 30, 2008 and December 31, 2007, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.2 million at September 30, 2008 and December 31, 2007, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

6.         Asbestos Liabilities

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show

Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of the New Plan and the Litigation Settlement, a compromise of avoidance litigation with respect to pre-petition claim settlements, was signed by the parties to the agreement and was filed with the Bankruptcy Court on August 14, 2008 and reported by Congoleum on form 8K on August 15, 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the New Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.

There can be no assurance that the New Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Although there can be no assurances as to the terms of any future plan, the proposed terms of the New Plan provide that if the New Plan is approved by the Bankruptcy Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the New Plan.  Under the proposed terms of the New Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims.  That Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability.  The Plan Trust also would receive 70% of the newly issued common stock in reorganized Congoleum when the New Plan takes effect (the “Trust Shares”) and $5 million in new 9.75% senior secured notes maturing five years from issuance.

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $70 million in new 9.75% senior secured notes maturing five years from issuance.  The new senior secured notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would receive 30% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the new senior secured notes and the common stock issued if the New Plan takes effect.

Under the proposed terms of the New Plan, existing Class A and Class B common shares of Congoleum would be cancelled if the New Plan takes effect and holders of those shares would not receive anything on account of their cancelled shares.

The proposed terms of the New Plan presently provide for the Plan Trust and holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 who elect to participate to enter into a put agreement (the “Put Agreement”).  Pursuant to the term sheet for the New Plan, for the first 60 days after the date the New Plan becomes effective (the “Effective Date”), the Plan Trust would have the right, at its sole option, to elect to cause participating holders of Congoleum’s $100 million in 8.625% Senior Notes (the “Backstop Participants”) to purchase either (i) all of the Trust Shares (representing 70% of the newly issued common stock in reorganized Congoleum) for an aggregate purchase price equal to $8.75 million or (ii) a portion of the Trust Shares representing 45% of the newly issued common stock in reorganized Congoleum for an aggregate purchase price equal to $5.75 million.  It is not known at this time whether any holders of Congoleum’s $100 million in 8.625% Senior Notes will backstop a Put Agreement and it is uncertain whether the Put Agreement will become part of the New Plan.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement along with a number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the “Avoidance Actions”) seeking to avoid the Claimant Agreement, individual settlements and other pre-petition agreements, including the avoidance of the security interest granted to the Collateral Trust.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but has denied motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Litigation Settlement provide for a settlement of litigation related to the Avoidance Actions, but it is possible that the Bankruptcy Court will determine that such settlement, or aspects of such settlement does not satisfy confirmation standards for a plan of reorganization.  It is also not possible to predict if any future plan will include such a settlement or how any such settlement may affect the nominal asbestos liability.  In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately 146 thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged asbestos claims.  Approximately 71 thousand valid ballots were returned indicating claims with a value of $1.46 billion based on the settlement values applicable in the Joint Plan.  It is also possible that additional new claims could be asserted in connection with any solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first nine months of 2008, the Company paid $12.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage (as hereinafter defined).  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the New Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13.0 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court (the "State Court") between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  The Company is obligated to pay remaining any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Plan Trust.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in ongoing coverage litigation.

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

In the middle of Congoleum presenting its case, in or about mid-November 2005 and early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the federal appeals court decision regarding GHR and/or Congoleum’s filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues.  Congoleum opposed the motions.  The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment.  (The Avoidance Actions sought, among other things, to void the security interest granted to the Collateral Trust and avoidance of the Claimant Agreement and certain individual pre-petition settlements.)

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

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and/or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled thereunder be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights were otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders' Committee have filed notice of appeal from this decision to the District Court.  A motion was filed to amend further the complaint in the Omnibus Avoidance Action, but such complaint was not filed as a result of the Litigation Settlement discussed above.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as the triggering and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the Joint Plan.  The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court.  Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum has again sought to stay Phase 2 of the Coverage Action trial, and a hearing to consider the request is scheduled for November 17, 2008.

The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2007 to September 30, 2008:

(In thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 9/30/2008

Reserves
Current	$24,744	11,491	$(12,519)		$23,716

Receivables
Current	(10,490)			$9,168	(1,322)

Net Asbestos Liability	$14,254	$11,491	$(12,519)	$9,168	$22,394

Restricted Cash
Insurance Proceeds	$6,463	$22,700	$376		$29,539

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2006 to September 30, 2007:

(In thousands)	Balance at 12/31/2006	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 9/30/2007

Reserves
Current	$7,800	$--	$(7,733)	$--	$67

Receivables
Current	(21,813)	--	(3,020)	--	(24,833)

Net Asbestos Liability (Asset)	$(14,013)	$--	$(10,752)	$--	$(24,766)

Restricted Cash
Insurance Proceeds	$6,149	$--	$--	$238	$6,387

7.         Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Nine Months Ended September 30,
	2008	2007

Beginning balance	$1,806	$1,957

Accruals	2,428	2,390

Charges	(2,689)	(2,560)

Ending balance	$1,545	$1,787

8.         Liabilities Subject to Compromise

As a result of the Company’s Chapter 11 filing (see Notes 1 and 6), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, as well as the New Plan, the Senior Note holders would not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	10,942	10,772
Other post-retirement benefit obligation	9,687	9,337
Pre-petition other liabilities	8,904	9,622

Total liabilities subject to compromise	$134,530	$134,728

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.         Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Accrued warranty, marketing and sales promotion	$11,792	$16,637
Employee compensation and related benefits	4,044	3,584
Other	1,485	712
Total accrued liabilities	$17,321	$20,933

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of September 30, 2008 and December 31, 2007 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$381	$56	$366	$53
Interest cost	1,207	144	1,206	142
Expected return on plan assets	(1,198)	--	(1,146)	--
Recognized net actuarial loss	410	15	349	18
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	6	--	11	3
Net periodic benefit cost	$806	$215	$786	$216

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	1,143	168	$1,098	$159
Interest cost	3,621	432	3,618	426
Expected return on plan assets	(3,594)	--	(3,438)	--
Recognized net actuarial loss	1,230	45	1,047	54
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	18	--	33	9
Net periodic benefit cost	2,418	645	$2,358	$648

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	September 30, 2008		September 30, 2007
		Other		Other
	Pension	Benefits	Pension	Benefits
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	--	7.00%	--
Rate of compensation increase	5.00%	--	5.00%	--

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In

July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of the New Plan of reorganization and the Litigation Settlement, a compromise of avoidance litigation with respect to pre-petition claim settlements, was signed by the parties to the agreement and was filed with the Bankruptcy Court on August 14, 2008 and reported by Congoleum on form 8K on August 15, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the New Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.

           There can be no assurance that the New Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court,  or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to have sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers, as noted above, filed various objections to the Joint Plan and are expected to file objections to the New Plan or any other future plan.  Certain other parties also filed various objections to the Joint Plan and may file objections to the New Plan or any other future plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement, along with a number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and avoid the Claimant Agreement and certain other pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Litigation Settlement provide for a settlement of the Avoidance Actions, but it is not possible to determine if any future plan will include such a settlement or how any such settlement may affect the nominal liability.  In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately 146 thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged claims.  Approximately 71 thousand valid ballots were returned indicating claims with a value of $1.46 billion based on the settlement values applicable in the Joint Plan.  It is also possible that additional new claims may be asserted in connection with any solicitation of acceptances of the New Plan or any other future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first nine months of 2008, Congoleum paid $12.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the New Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

Costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in formulating, proposing, filing or obtaining approval of a plan of reorganization, or the proposal or solicitation of additional plans by other parties, could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

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

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	(In thousands of dollars)				(In thousands of dollars)

Net sales	$46,085		$53,588		$140,948		$160,444
Cost of sales	37,765		39,365		111,866		120,478
Gross profit	8,320	18.1%	14,223	26.5%	29,082	20.6%	39,966	24.9%

Selling, general and administrative expenses	7,768	16.9%	9,829	18.3%	26,138	18.5%	29,243	18.2%
Asbestos related reorganization charges	11,491		--		11,491		--

Operating (loss) income	(10,939)		4,394		(8,547)		10,723
Interest (expense) income, net	6		(2,961)		1,001		(8,765)
Other (expense)income, net	(377)		213		(791)		(247)
(loss) income before taxes	(11,310)		1,220		(8,337)		1,711
(benefit) provision for income taxes	(1,185)		20		(103)		27

Net (loss) income	$(10,125)		$1,200		$(8,234)		$1,684

Net sales for the three months ended September 30, 2008 were $46.1 million as compared to $53.6 million for the three months ended September 30, 2007, a decrease of $7.5 million or 14%. The major factors driving the decrease in sales were weak builder product sales reflecting ongoing weakness in the new construction housing market, lower sales in the residential remodeling product category and sharp declines in manufactured housing product volume reflecting weak recreational vehicle and manufactured housing shipments, partially offset by increased selling prices.

Net sales for the nine months ended September 30, 2008 were $140.9 million as compared to $160.4 million for the nine months ended September 30, 2007, a decrease of $19.5 million or 12.2%. The decrease in sales is largely attributable to the same factors impacting the third quarter comparisons.

Gross profit for the three months ended September 30, 2008 was $8.3 million, or 18% of net sales, compared to $14.2 million, or 26.5% of net sales, for the same period last year. The decrease in gross margin dollars primarily reflects lower sales, with the decrease in margin percent a result of sharply higher raw material costs coupled with unabsorbed overhead expense related to lower production volumes.

Gross profit for the nine months ended September 30, 2008 was $29.1 million, or 20.6% of net sales, compared to $40.0 million, or 24.9% of net sales, for the same period last year. Lower sales accounted for most of the decline in gross margin dollars, with higher raw material costs and unabsorbed overhead expense related to lower production volumes driving the reduction in gross margin percentage.

Selling, general and administrative expenses were $7.8 million for the three months ended September 30, 2008 as compared to $9.8 million for the three months ended September 30, 2007, a decrease of $2.0 million. Lower compensation and benefits expense reflecting workforce reductions accounted for most of the decline. The Company booked an $11.5 million charge in the third quarter for projected expenses related to completing its most recent asbestos related reorganization plan.

Selling, general and administrative expenses were $26.1 million for the nine months ended September 30, 2008 compared to $29.2 million for the nine months ended September 30, 2007, a decrease of $3.1 million.  Lower compensation and benefits expense related to workforce reductions coupled with other cost reduction programs accounted for most of the decrease.

Loss from operations totaled $10.9 million for the three months ended September 30, 2008 as compared to income from operations of $4.4 million for three months ended September 30, 2007, reflecting lower gross margin dollars coupled with the reorganization plan charge. Loss from operations was $8.5 million for the nine months ended September 30, 2008 compared to income of $10.7 million for the nine months ended September 30, 2007, reflecting lower gross margin dollars as a result of lower sales and the asbestos related reorganization charge.

The Company reported a tax benefit from income taxes of $103 thousand for the nine months ending September 30, 2008.  The full year effective tax rate is expected to approximate 1.24%. The Company recorded a minimal provision for the nine months ended September 30, 2007.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During the first nine months of 2008, the Company paid $12.5 million in fees and expenses related to reorganization proceedings under Chapter 11 and the Coverage Action.  Furthermore, at September 30, 2008, the Company had incurred but not paid approximately $10.0 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the New Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2008, were $23.8 million, a decrease of $2.6 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Deposits made on the last day of the month are considered restricted cash. There were no funds deposited in this account at September 30, 2008 and December 31, 2007.  Additionally, $6.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at September 30, 2008. In the second quarter of 2008 the Company received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Working capital was $10.2 million at September 30, 2008, up from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.1 to 1.0 at September 30, 2008 and December 31, 2007.  Net cash used in operations during the nine months ended September 30, 2008 was $1.9 million, as compared to net cash provided by operations of $4.6 million during the nine months ended September 30, 2007.

Capital expenditures for the nine months ended September 30, 2008 totaled $2.7   million.  The Company is currently planning capital expenditures of approximately $5.5 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  In connection with the most recent amendment and extension of the agreement, the minimum level of EBITDA that the Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants (as amended) at September 30, 2008.  Borrowings under this facility are collateralized by inventory and receivables.  At September 30, 2008, based on the level of receivables and inventory, $20.3 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $12.6 million was utilized by the revolving loan.  The Company anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 and 2009 while under Chapter 11 protection.  There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of September 30, 2008 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the last quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Bankruptcy Court has ruled that the Joint Plan is not confirmable and has directed the Company to propose a confirmable plan by the end of calendar year 2008 to avoid having the Chapter 11 case dismissed or converted to a Chapter 7 liquidation proceeding. There can be no assurance that the New Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

Under the New Plan, if it becomes effective, holders of existing equity securities would receive nothing on account of their interests and will likely receive nothing under any other future plan.

Under the terms of the New Plan, if confirmed and effective, existing Class A and Class B common shares of Congoleum would be cancelled when the plan takes effect and holders of those shares would not receive anything on account of their cancelled shares.

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange ("Amex") on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for its shares. Under the terms of the New Plan, if confirmed and effective, the Company's common stock is likely to be cancelled.

The Company may incur substantial liability for environmental, product and general liability claims in addition to asbestos-related claims, and its insurance coverage and its likely recoverable insurance proceeds may be substantially less than the liability incurred by the Company for these claims.

Environmental Liabilities:  Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including environmental remediation costs at both third-party sites and Company-owned sites.  The Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws and such amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial condition because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.  Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws and regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Product and General Liabilities:  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos-related claims) and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.  These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company is unable to successfully defend against or settle these matters, its insurance coverage is insufficient to satisfy unfavorable judgments or settlements relating to these matters, or the Company is unable to collect insurance proceeds relating to these matters.

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

          The Company is subject to the effects of general economic conditions.  A sustained general economic slowdown or recession could have very serious negative consequences for the Company's business, results of operations and financial condition.  Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  The Company has experienced a significant decline in sales as a result of weakness in the housing market and general economy.  The Company may experience further sales declines resulting from continued deterioration in the housing market and general economy.

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

The Company currently sells its products through approximately 13 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor.  These two distributors accounted for approximately 67% and 65% of the Company's net sales for the nine months ended September 30, 2008 and 2007, respectively.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of September 30, 2008) of the outstanding shares of the Company’s common stock, representing a 69.4% voting interest.  As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval.  In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 8 of the Notes to Consolidated Financial Statements contained in Part I, Item 1, of this Quarterly Report on Form 10-Q) as of September 30, 2008.  During 2007, the Company reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibits

10.1
Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite, Inc. and Congoleum Corporation (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed on September 24, 2008)

10.2
Sixth Amendment to Personal Services Agreement, dated as of September 23, 2008, by and between American Biltrite, Inc. and Congoleum Corporation (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K, filed on September 24, 2008)

10.3	Amendment No. 10 to ratification and amendment agreement and Amendment No. 12 to Loan and Security agreement

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONGOLEUM CORPORATION
(Registrant)

Date: November 7, 2008	By: /s/Howard N. Feist III
Howard N. Feist III
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial & Accounting Officer)

Exhibit Index

Exhibit Number	Exhibits

10.1
Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite, Inc. and Congoleum Corporation (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, filed on September 24, 2008)

10.2
Sixth Amendment to Personal Services Agreement, dated as of September 23, 2008, by and between American Biltrite, Inc. and Congoleum Corporation (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K, filed on September 24, 2008)

10.3	Amendment No. 10 to ratification and amendment agreement and Amendment No. 12 to Loan and Security agreement

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer