Form 10-K
period 2008-12-31
CONGOLEUM CORP
filed 2009-03-30
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES [  ]    NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [  ]     NO [X]

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]   NO [X]

As of June 30, 2008, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $73.3 thousand based on the last sales price of $0.02 per share as reported by Pink OTC Markets. There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange (“Amex”) on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for its shares. Under the terms of the Amended Joint Plan, if confirmed and effective, the Company’s common stock will be cancelled.

For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated. All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant.

As of March 13, 2009, an aggregate of 3,663,390 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Congoleum Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 12, 2009, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results

Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other words of similar meaning.  In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions.  These statements do not relate strictly to historical or current facts.  These forward-looking statements are based on the expectations of Congoleum Corporation (the “Company” or “Congoleum”), as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  Any forward-looking statement made in this report speaks only as of the date of such statement.  It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company’s actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission.

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

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the “Fourth Plan”) reflecting the result of further negotiations with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum’s pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”).  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of the Company’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”) which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy

Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court’s prior decisions.  A term sheet describing the proposed material terms of a new plan of reorganization (the “Amended Joint Plan”) and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K filed on August 15, 2008, and incorporated herein by reference.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.  The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, First State Insurance Company and Twin City Fire Insurance Company filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues and a hearing was held on February 5, 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”).

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling denying Plan confirmation to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal. See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through its Internet website (www.congoleum.info), as soon as reasonably practicable after being electronically filed with, or otherwise furnished to, the Securities and Exchange Commission.

As a result of filing its bankruptcy case, the Company is required to file periodically with the Bankruptcy Court certain financial information on an unconsolidated basis for itself and two subsidiaries. This information includes Statements of Financial Affairs, schedules and certain monthly operating reports (in forms prescribed by the Federal Rules of Bankruptcy Procedure). The debtors’ informational filings with the Bankruptcy Court, including the Statements of Financial Affairs, schedules and monthly operating reports (collectively, the “Bankruptcy Reports”), are available to the public at the office of the Clerk of the Bankruptcy Court, Clarkson S. Fisher U.S. Courthouse, 402 East State Street, Trenton, NJ 08608. Certain of the Bankruptcy Reports may be viewed at www.njb.uscourts.gov (Case No. 03-51524).

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

The Company believes that suitable alternative suppliers are generally available for substantially all of its raw material requirements, although quantities of certain materials available from alternative suppliers may be in limited supply and production trials may be required to qualify new materials for use.  The Company does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to the Company’s specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company’s products.  In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources which will provide continuity of supply for its raw material requirements.

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

Patents and Trademarks

The Company believes that the Congoleum brand names, as well as the other trademarks it holds, are important to maintaining its competitive position.

The Company also believes that patents and know-how play an important role in furthering and maintaining competitive position.

 Distribution

The Company currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  Net sales to customers in the United States for the years ended December 31, 2008 and 2007 totaled $161.0 million and $192.9 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2008 and 2007 totaling $11.6 million and $11.4 million, respectively.

The Company’s sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October.  See Note 21 of the Notes to Consolidated Financial Statements for a comparison of quarterly operating results for the years ended December 31, 2008 and 2007.  Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.  At December 31, 2008, the backlog of unshipped orders was $5.8 million, compared to $6.6 million at December 31, 2007.

The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company’s sales, at least until a suitable replacement was in place. For the year ended December 31, 2008, two customers each accounted for over 10% of the Company’s net sales.  These customers were its manufactured housing market distributor, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc.  Together, they accounted for approximately 62.9% of the Company’s net sales in 2008.

Working Capital

The Company produces goods for inventory and sells on credit to customers.  Generally, the Company’s distributors carry inventory as needed to meet local or rapid delivery requirements.  The Company’s credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment.  These practices are typical within the industry.

Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection, although there can be no assurances of such in light of current business conditions.  The existing financing facility expires June 30, 2009. There can also be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

Research and Development

The Company’s research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process.  Expenditures for research and development for the year ended December 31, 2008 were $3.8 million, compared to $4.2 million for the year ended December 31, 2007.

Environmental Regulation

Due to the nature of the Company’s business and certain of the substances which are or have been used, produced or discharged by the Company, the Company’s operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances.  Pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, the Company is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey’s Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act.  The Company does not anticipate that the additional costs of these measures will be significant.  The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993.  In 2008, the Company did not incur any capital expenditures for environmental compliance and control facilities.

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

Employees

At December 31, 2008, the Company employed a total of 613 employees compared to 753 employees at December 31, 2007.

The Company has entered into collective bargaining agreements with hourly employees at its four plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 408 of the Company’s employees.  The Trenton tile plant has a five-year collective bargaining agreement with United Steelworkers of America – Local 547, which expires in May 2013.  The Trenton warehouse has a five-year collective bargaining agreement with United Steelworkers of America – Local 107L, which expires in February 2011.  The Marcus Hook plant has a five-year collective bargaining agreement with the United Steelworkers of America – Local 12698-01, which expires in November 2013.  The Marcus Hook plant also has a five-year collective bargaining agreement with the Teamsters Union – Local 312, which expires in January 2014.  The Finksburg plant negotiated its first collective bargaining agreement and ratified this agreement in April 2007.  This is a three-year agreement with the United Steelworkers of America – Local 9477-27, which expires in January 2010.  In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory.

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

There can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the “District Court”), that the District Court will reverse the Order of Dismissal or the Summary Judgment ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective.  If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Amended Joint Plan or any other plan of reorganization or in connection with the New Jersey State Court (the “State Court”) insurance coverage litigation discussed elsewhere in this Annual Report on Form 10-K are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds.  Such a circumstance would likely result in the Company not being able to confirm the Amended Joint Plan or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through any plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company’s outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company’s strategy to settle its asbestos liability, (vii) the Company’s ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by the Company and the court overruling any objections to the Company’s reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and successfully obtaining reversal or vacation of the Dismissal Order, and (xi) the possible adoption of another party’s plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Under the Amended Joint Plan, if confirmed and effective, holders of existing equity securities will receive nothing on account of their interests.

Under the terms of the Amended Joint Plan, existing Class A and Class B common shares of Congoleum will be cancelled when the plan takes effect and holders of those shares will not receive anything on account of their cancelled shares.  Treatment under any future plan would likely be similar.

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold; the Company’s common stock will be cancelled if the Amended Joint Plan is confirmed and becomes effective.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange (“Amex”) on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for our shares. Under the terms of the Amended Joint Plan, if confirmed and effective, the Company’s common stock will be cancelled.

The Company may incur substantial liability for environmental, product and general liability claims in addition to asbestos-related claims, and its insurance coverage and its likely recoverable insurance proceeds may be substantially less than the liability incurred by the Company for these claims.

Environmental Liabilities.  Due to the nature of the Company’s business and certain of the substances which are or have been used, produced or discharged by the Company, the Company’s operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including environmental remediation costs at both third-party sites and Company-owned sites.  The

Company will continue to be required to expend amounts in the future for costs related to prior activities at its facilities and third party sites, and for ongoing costs to comply with existing environmental laws, and such amounts may be substantial. There is no certainty that these amounts will not have a material adverse effect on its business, results of operations and financial condition because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.  Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws and regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Product and General Liabilities.  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos-related claims) and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.  These matters could have a material adverse effect on the Company’s business, results of operations and financial condition if the Company is unable to successfully defend against or settle these matters, its insurance coverage is insufficient to satisfy unfavorable judgments or settlements relating to these matters, or the Company is unable to collect insurance proceeds relating to these matters.

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

The Company believes that suitable alternative suppliers are generally available for substantially all of its raw material requirements, although quantities of certain materials available from alternative suppliers may be in limited supply and production trials may be required to qualify new materials for use.  The Company does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to the Company’s specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of some of the Company’s products.  In an attempt to protect against this risk of loss of supply, the Company maintains a raw material inventory and continually seeks to develop new sources which will provide continuity of supply for its raw material requirements.

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

The market for the Company’s products is highly competitive. The Company encounters competition from three other manufacturers in North America and, to a lesser extent, foreign manufacturers.  Some of the Company’s competitors have greater financial and other resources and access to capital than the Company.  Furthermore, one of the Company’s major competitors has successfully confirmed a plan of reorganization under Chapter 11 of the Bankruptcy Code. Having shed much of its pre-filing asbestos and other liabilities, that competitor may have a competitive cost advantage over the Company.  In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including its product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products and in the loss of the Company’s market share for its products.  Moreover, due to the competitive nature of the Company’s industry, the Company may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the Company incurring significant operating losses if its expenses were to increase or otherwise represent an increased percentage of the Company’s sales.

The Company’s business is subject to general economic conditions and conditions specific to the remodeling and housing industries.

The Company is subject to the effects of general economic conditions.  A sustained general economic slowdown would have serious negative consequences for the Company’s business, results of operations and financial condition.  Moreover, the Company’s business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  The Company has experienced a very significant decline in sales as a result of weakness in the housing market and general economy.  The Company may experience further sales declines resulting from continued deterioration in the housing market and a further decline in consumer confidence, and there can be no assurances as to the timing of any recovery in these markets.

The Company could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company’s facilities.

The Company’s business depends upon its ability to timely manufacture and deliver products that meet the needs of its customers and the end users of the Company’s products. If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains.  Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company is heavily dependent upon its distributors to sell the Company’s products and the loss of a major distributor could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company’s business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company’s manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor.  These two distributors accounted for approximately 63% and 66% of the Company’s net sales for the year ended December 31, 2008 and 2007, respectively.  In addition, two other customers, Bayard Sales and Kraus Canada, accounted for 10% and 11%, respectively, of accounts receivable at December 31, 2008 and 11% and 9%, respectively, of accounts receivable at December 31, 2007.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of December 31, 2008) of the outstanding shares of the Company’s common stock, representing a 65.5% voting interest.  As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval.  In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

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

Productive capacity and extent of utilization of the Company’s facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company’s major production lines were operated an average of 52% of the hours available on a five-day, three-shift basis in 2008 with the corresponding figure for individual production lines ranging from 33% to 66%.

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

Bankruptcy Proceedings and Asbestos-Related Liabilities:  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum’s pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court’s prior decisions.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K filed on August 15, 2008 and incorporated herein by reference. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, First State Insurance Company and Twin City Fire Insurance Company filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held on February 5, 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the Opinion, the Bankruptcy Court entered an Order of Dismissal dismissing Congoleum’s bankruptcy case.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the Summary Judgment ruling denying plan confirmation to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.  See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse Order of Dismissal or the Summary judgment ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

In anticipation of Congoleum’s commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with approximately 79,000 asbestos personal injury claimants (the “Claimant Agreement”), which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement, along with a number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the “Collateral Trust”) to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the “Avoidance Actions”) seeking to void the Claimant Agreement, individual settlements and other pre-petition agreements, including voiding the security interest granted to the Collateral Trust. In March 2006, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking to void the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006.  Subsequently, Congoleum filed another summary judgment motion in the Omnibus Avoidance Action seeking a determination that any security interests conveyed in connection with the Claimant Agreement and the other pre-petition asbestos settlement agreements were ineffective and unenforceable. In July 2007, the Bankruptcy Court ruled that the security interests in insurance collateral conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum’s insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge.  The Bankruptcy Court therefore granted summary judgment in Congoleum’s favor on those counts of the Omnibus Avoidance Action which sought to void these security interests.  In the event that the Order of Dismissal is affirmed on appeal and becomes a final order, it is possible that the Avoidance Actions would be dismissed and the lien avoidance ruling would become a nullity.

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims.  These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the

Congoleum primary policies (the “Spaulding Case”) that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  Pursuant to the terms of the Security Agreement, the Company is obligated to pay any remaining insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Collateral Trust or Plan Trust.  Payment of such fees and expenses are subject to Bankruptcy Court order or approval.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage.  Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in the Coverage Action.

The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers’ right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement.  The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm’s length or in good faith.  Additionally, certain insurers have argued that Congoleum’s entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety.  Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum has disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute.  In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent.  Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and / or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

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

The first phase of the Coverage Action began in August 2005.  Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement.  Three months into the trial, in October 2005, the U.S. Court of Appeals for the Third Court Circuit ruled that GHR, which had been acting as the Company’s insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum.  As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

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

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the “Settled Claims”) pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled there under be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Adversary Proceeding adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders’ Committee have filed notice of appeal from this decision to the District Court and the matter remains pending.  A motion was filed to amend further the complaint in the Omnibus Avoidance Action, but such complaint was not filed as a result of the Litigation Settlement discussed above.  In the event that the Order of Dismissal is affirmed on appeal and becomes a final order, it is possible that the Avoidance Actions would be dismissed and the lien avoidance ruling would become a nullity.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as trigger and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action to include obligations of insurers with respect to the settlement agreement in the Joint Plan with respect to the Avoidance Actions. The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court. Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum again sought to stay Phase 2 of the Coverage Action trial, but after a hearing before the Bankruptcy Court such stay was denied.

The third and final phase of the Coverage Action will address bad faith punitive damages, if appropriate.

As a result of the Federal appeals court decision on GHR’s retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  The amount of the disgorgement was approximately $9.6 million.  In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

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

In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company (“Mt. McKinley”) and Everest Reinsurance Company (“Everest”) pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account, which funds were to be transferred to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds.  An insurer and the FCR appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal was administratively terminated by agreement.  The Mt. McKinley settlement agreement contains a provision that any party may declare the agreement to be null and void if the confirmation order and approval order do not become final orders within two years of the execution date of the Mt. McKinley settlement agreement.  In January 2008, Congoleum and Mt. McKinley and Everest entered in to an amended settlement agreement which, among other things, maintained the settlement amount, removed the temporal condition to termination of the agreement, caused the escrow agent to pay Mt. McKinley and Everest all interest and other income earned in the escrow account, net of all applicable fees, taxes and expenses, and restructured the settlement as a sale and buyback of the insurance policies not subject to confirmation of any Section 524(g) plan of reorganization. The Bankruptcy Court approved the amended settlement agreement in February 2008.

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

In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, “Travelers”).  Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds.  The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected.  A hearing to consider approval of the Travelers settlement was held in April 2007, and in May 2007, the Bankruptcy Court issued a decision denying approval of the Travelers settlement, and Congoleum and Travelers appealed that decision to the District Court.  Travelers has taken the position that the filing of the Joint Plan in February 2008 constitutes the failure of a condition precedent to the effectiveness of the settlement agreement.  By letter agreement dated March 18, 2008, Travelers, ABI and Congoleum extended the time for Travelers to exercise its right to waive the putative failure of the contingency allegedly caused by the filing of the Joint Plan to April 29, 2008.  On March 25, 2008, the District Court issued a decision remanding the case to the Bankruptcy Court for further consideration of the Travelers Settlement.  On December 30, 2008, Travelers sent Congoleum a letter waiving, with respect to the Amended Joint Plan, the plan’s inconsistency with respect to the Travelers Settlement to the extent a channeling injunction is not extended pursuant to the Amended Joint Plan to ABI, and it reserved all of its rights with respect to subsequent plans.

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

During 2008, the Company paid $15.9 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan,  the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

Costs for pursuing and implementing the Amended Joint Plan or any plan of reorganization could be materially higher than currently recorded or previously estimated.  Delays in proposing, filing or obtaining approval of the Amended Joint Plan, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

Environmental Liabilities:  The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party (“PRP”) in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), and similar state laws.  In addition, in four other instances, although not named as a PRP, the Company has received a request for information.  The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  The Company’s ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance.  However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivable and deemed probable of recovery at December 31, 2008 and December 31, 2007 are as follows:

	2008		2007
(in millions)	Liability	Receivable	Liability	Receivable

Environmental liabilities	$4.4	$2.1	$4.4	$2.1

Asbestos product liability(1)	50.0	1.3	31.2	10.5

Other	0.9	0.1	0.9	0.1

Total	$55.3	$3.5	$36.5	$12.7

(1)
Asbestos product liability at December 31, 2008 and 2007 reflects the accrued cost to settle asbestos liabilities through a plan of reorganization under Chapter 11.  This liability at December 31, 2008 and 2007 includes $29.7 million and $6.5 million, respectively, received in connection with an insurance settlement (recorded as restricted cash), which the Company is required to contribute to a trust.  Stated liability pursuant to settlement agreements is in excess of $491 million.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under the terms of the Amended Joint Plan, if confirmed and effective, Congoleum’s existing equity securities will be cancelled and holders of equity securities and options to acquire equity securities will receive nothing for their cancelled shares or options.

The Company’s Class A common stock is not listed on any securities exchange or on an automated dealer quotation system.  During 2007 the stock was listed on the Amex under the symbol CGM.  The Company’s Class A common stock was delisted by the Amex on February 19, 2008 because it did not meet Amex listing standards for share value, share price, and aggregate market capitalization, and the stock has traded over the counter since that date.

The following table reflects the high and low prices of the Company’s Class A Common Stock (rounded to the nearest one-hundredth) based on prices reported by the American Stock Exchange and over-the-counter market quotations, as applicable, over the past two years:

Sales Prices of Class A Common Stock:

2008	High	Low
First Quarter	$ 0.55	$ 0.02
Second Quarter	0.03	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.01	0.01

Sales Prices of Class A Common Stock:

2007	High	Low
First Quarter	$ 1.78	$ 1.47
Second Quarter	1.63	0.90
Third Quarter	1.07	0.40
Fourth Quarter	0.66	0.35

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

The Company did not pay any cash dividends in 2008 or 2007 and does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter.  The Company’s current debtor-in-possession credit facility prohibits payment of cash dividends.  Any change in the Company’s dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company’s plan of reorganization and debt or other agreements, and will depend, among other things, on the Company’s solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deems relevant.

The number of registered and beneficial holders of the Company’s Class A common stock on March 13, 2009 was approximately 1,000.  The number of registered and beneficial holders of the Company’s Class B common stock on March 10, 2009 was two.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company’s business is cyclical and is affected by the same economic factors that affect the remodeling and housing industries in general, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  Economic conditions experienced in 2008 had a significant negative impact on the Company’s sales and results of operations, and those effects are likely to continue in 2009.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum’s pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court’s prior decisions.  A term sheet describing the proposed material terms of a new plan of reorganization (the “Amended Joint Plan”) and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K on August 15, 2008 and incorporated herein by reference.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization the Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, First State Insurance Company and Twin City Fire Insurance Company filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling denying plan confirmation to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.  See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse the Order of Dismissal or the summary judgment ruling,  or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

In anticipation of Congoleum’s commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Amended Joint Plan provide for a settlement of litigation related to the Avoidance Actions.  However, at this time, it is not possible to estimate how that settlement may affect the nominal liability.  In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.  Additional new claims may be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During 2008, the Company paid $15.9 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

Costs for pursuing and implementing the Amended Joint Plan or any plan of reorganization could be materially higher than currently recorded or previously estimated.  Delays in proposing, filing or obtaining approval of the Amended Joint Plan, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.  In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure,” contained in Item 1A of this Annual Report on Form 10-K for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization.  Readers should also refer to the Disclosure Statement with respect to the Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of   November 14, 2008, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

Year ended December 31, 2008 as compared to year ended December 31, 2007

	2008		2007
	(In thousands of dollars)

Net sales	$172,644		$204,262
Cost of sales	142,032		153,809
Gross profit	30,612	17.7%	50,453	24.7%

Selling, general & administrative expenses	35,397	20.5%	37,469	18.3%
Asbestos-related reorganization charges	11,491		41,315
Operating loss	(16,276)		(28,331)
Bond interest (reversal) expense	-		29,603
Interest income, net	857		197
Other expense, net	(970)		(447)
Income (loss) before taxes	(16,389)		1,022
Provision for (benefit from) income taxes	(1,768)		1,713

Net loss	$(14,621)		$(691)

Net sales for the year ended December 31, 2008 totaled $172.6 million as compared to $204.3 million for the year ended December 31, 2007, a decrease of $31.7 million or 15.5%.  The decrease in sales resulted primarily from lower sales to the manufactured housing industry coupled with continued demand weakness in the new construction and remodeling markets, partially offset by price increases instituted during 2008 (4.7%).

Gross profit for the year ended December 31, 2008 totaled $30.6 million, or 17.7% of net sales, compared to $50.5 million or 24.7% of net sales for the year ended December 31, 2007. Sharp increases in raw material costs during the year (3.7% of net sales), coupled with the negative impact of lower production volumes over which to spread fixed manufacturing overhead (6.5% of net sales) accounted for the decline in gross margin dollars and percentage, partially offset by cost reduction programs implemented during the year.

Selling, general and administrative expenses were $35.4 million for the year ended December 31, 2008 as compared to $37.5 million for the year ended December 31, 2007, a decrease of $2.1 million. The decrease was primarily driven by lower wages and benefits expense (down $2.0 million), reflecting workforce reductions instituted in 2008, coupled with reductions in other selling, general and administrative expenses.

Based on the terms of the Amended Joint Plan, in the third quarter of 2008 Congoleum recorded an additional $11.5 million provision for estimated costs for the reorganization proceedings.  In the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.

Loss from operations, excluding the special charges above, was $4.8 million for the year ended December 31, 2008 compared to operating income of $12.9 million for the year ended December 31, 2007, a decrease of $17.7 million. This change in operating income was a result of lower sales, coupled with the unfavorable impact of raw material costs and lower production volumes on gross profit, partially offset by lower operating expenses.

Interest income was $1.3 million and $1.2 million in 2008 and 2007, respectively.  Interest expense, excluding interest on the Senior Notes, for 2008, was $0.4 million as compared to interest expense of $1.0 million for 2007. Bond interest reversal on the Senior Notes in 2007 was $29.6 million.

Benefit for income taxes was $1.8 million in 2008 and a provision of $1.7 million in 2007.  The $1.8 million tax benefit was attributable to a significant pre-tax loss in 2008 offset by $1.4 million for the impact of non-deductible legal reserves related to the Company’s reorganization plan and by a $2.8 million increase in the valuation allowance on federal and state deferred tax assets. In 2007, the provision of $1.7 reflected an increase in non deductible expenses for tax purposes.

Liquidity and Capital Resources

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about the Company’s ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During 2008, the Company paid $15.9 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the Coverage Action.  Furthermore, at December 31, 2008, the Company had incurred but not paid approximately $7.4 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into the GHR Settlement under which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Congoleum received $9.2 plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2008, were $15.1 million, a decrease of $11.3 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at December 31, 2008 and December 31, 2007.  Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at December 31, 2008. In the second quarter of 2008 the Company received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Net working capital was a negative $1.6 million at December 31, 2008, down from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.0 to 1.0 at December 31, 2008 and 1.1 to 1.0 at December 31, 2007.  Net cash used in operations during for the year ended December 31, 2008 was $10.1 million, as compared to net cash provided by operations of $11.3 million during the year ended December 31, 2007.

Capital expenditures in 2008 totaled $4.6 million.  The Company is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3 million and $5 million in 2010, primarily for maintenance and improvement of plants and equipment, which the Company expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum’s bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate.  A fee of $30 thousand was paid in connection with the waiver and amendment.  Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2008, based on the level of receivables and inventory, $17.4 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.0 million was utilized by the revolving loan.  The existing financing facility expires June 30, 2009. The Company believes that it will be able to obtain an extension of the credit facility through the end of 2009, however, given the current business conditions and uncertainty in the credit markets, there can be no assurances that an extension or refinancing will be available. There can also be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing ofpayments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against the Company.

The Company’s principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2009.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Off- Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Asbestos Liabilities - As discussed in Notes 1 and 17 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products.  During 2008, the Company paid $15.9 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Based on the Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $92.6 million in prior years.  Based on the terms of the Amended Joint Plan, in the third quarter of 2008 Congoleum recorded an additional $11.5 million charge for estimated costs for the reorganization proceedings and coverage litigation.

Inventories - Inventories are stated at the lower of LIFO cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income.

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

Pension and Other Postretirement Plans - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension, and Other Postretirement Plans on amendment of FASB Statements No. 87, 88, 106 and 132 (R)”, which require that amounts recognized in financial statements be determined on an actuarial basis.  As permitted by SFAS No. 87, the Company uses a calculated value of the expected return on plan assets (which is further described below).  Under SFAS No. 87, the effects of the actual performance of the pension plan’s assets and changes in pension liability discount rates on the Company’s computation of pension income or expense are amortized over future periods.

The most significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets.  For 2008, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%.  The assumed long-term rate of return on assets is applied to the value of plan assets, which produces the expected return on plan assets that is included in determining pension expense.  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past actuarial gains or losses ($49.5 million loss and $22.1 million loss at December 31, 2008 and 2007, respectively) will ultimately be recognized as an adjustment to future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2008, the Company determined this rate to be 6.0%.

The Company accounts for its post-retirement benefits other than pensions in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis.  These amounts are projected based on the January 1, 2008 SFAS No. 106 valuation and the 2007 year-end disclosure assumptions, including a discount rate of 6.0% and health care cost trend rates of 9.0% in 2008 reducing to an ultimate rate of 5% in 2012.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,077	$26,327
Restricted cash	29,680	6,501
Accounts receivable, less allowances of $588 and $1,017
as of December 31, 2008 and 2007	13,789	14,162
Inventories	35,814	35,182
Prepaid expenses and other current assets	3,922	13,138
Total current assets	98,282	95,310
Property, plant and equipment, net	56,520	61,993
Deferred income taxes	8,098	7,400
Other assets, net	8,967	8,002
Total assets	$171,867	$172,705
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,132	$10,399
Accrued liabilities	17,114	20,933
Asbestos-related liabilities	50,022	31,207
Revolving credit loan	13,994	10,551
Deferred income taxes	6,533	7,725
Accrued taxes	123	125
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	99,915	85,937
Liabilities subject to compromise - long term	161,503	133,224
Total liabilities	261,418	219,161
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950
shares issued and 3,663,390 shares outstanding at December 31, 2008 and 2007	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at December 31, 2008 and 2007	46	46
Additional paid-in capital	49,386	49,368
Retained deficit	(80,038)	(65,417)
Accumulated other comprehensive loss	(51,179)	(22,687)
	(83,738)	(38,643)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at
December 31, 2008 and 2007	7,813	7,813
Total stockholders’ deficit	(89,551)	(46,456)
Total liabilities and stockholders’ equity (deficit)	$171,867	$172,705

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended
	December 31,
	2008	2007

Net sales	$172,644	$204,262
Cost of sales	142,032	153,809
Selling, general and administrative expenses	35,397	37,469
Asbestos-related reorganization charges	11,491	41,315

Loss from operations	(16,276)	(28,331)
Other income (expense):
Interest income	1,261	1,224
Bond interest (expense) reversal	--	29,603
Interest expense	(404)	(1,027)
Other income	340	564
Other expense	(1,310)	(1,011)

Income (loss) before income taxes	(16,389)	1,022
Provision for (benefit from) income taxes	(1,768)	1,713

Net loss	$(14,621)	$(691)

Net loss per common share
Basic	$(1.77)	$(0.08)
Diluted	(1.77)	(0.08)

Weighted average number of common shares outstanding
Basic	8,272	8,272
Diluted	8,272	8,272

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
Balance at December 31, 2006	$47	$46	$49,349	$(64,726)	$(23,456)	$7,813	$(46,553)

Stock based compensation expense	--	--	19	--	--	--	19
	--	--		--
Minimum pension liability	--	--	--	--	769	--	769	$769

Net loss	--	--	--	(691)	--	--	(691)	(691)
Net comprehensive income	--	--	--	--	--	--	--	$78

Balance at December 31, 2007	$47	$46	$49,368	$(65,417)	$(22,687)	$7,813	$(46,456)

Stock based compensation expense	--	--	18	--	--	--	18
Minimum pension liability	--	--	--	--	(28,492)	--	(28,492)	$(28,492)

Net loss	--	--	--	(14,621)	--	--	(14,621)	(14,621)
Net comprehensive loss	--	--	--	--	--	--	--	$(43,113)

Balance at December 31, 2008	$47	$46	$49,386	$(80,038)	$(51,179)	$7,813	$(89,551)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

	For the years ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,621)	$(691)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	10,064	10,305
Amortization	174	385
Deferred taxes	(1,721)	325
Asbestos-related charges	11,491	41,315
Bond interest (expense) reversal	--	(29,603)
Stock based compensation expense	18	19
Changes in certain assets and liabilities:
Accounts and notes receivable	373	3,436
Inventories	(632)	(962)
Prepaid expenses and other assets	48	1,965
Accounts payable	(3,267)	(29)
Accrued liabilities	(3,848)	(1,068)
Asbestos-related liabilities	(15,895)	(13,048)
Proceeds from legal fee disgorgement	9,168	--
Reimbursement from other insurance settlements	--	1,498
Other liabilities	(1,494)	(2,561)
Net cash (used in) provided by operating activities	(10,142)	11,286
Cash flows from investing activities:
Capital expenditures, net	(4,591)	(4,541)
Net cash used in investing activities	(4,591)	(4,541)
Cash flows from financing activities:
Net short-term borrowings	3,443	(2,164)
Net change in restricted cash	40	3,155
Net cash provided by financing activities	3,483	991
Net (decrease) increase in cash and cash equivalents	(11,250)	7,736
Cash and cash equivalents:
Beginning of year	26,327	18,591
End of year	$15,077	$26,327

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1.  Basis of Presentation:

The Consolidated Financial Statements of Congoleum Corporation (the “Company” or “Congoleum”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully below, there is substantial doubt about the Company’s ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum’s pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June  2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court’s prior decisions.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August  2008 and reported by Congoleum on Form 8-K filed in August 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and incorporated by reference herein and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.  The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, First State Insurance Company and Twin City Fire Insurance Company filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling denying plan confirmation to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry order a final non-appealable decision affirming the Order of Dismissal.

There can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse the Order of Dismissal or Summary Judgment ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Note 17 of the Notes to Consolidated Financial Statements.

American Institute of Certified Public Accountant Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in its consolidated financial statements for periods after December 31, 2003.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses are charged to income as incurred.  Expenses promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel.  Advertising expenses amounted to $0.8 million and $1.0 million in 2008 and 2007.  General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental.  In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, purchasing and environmental remediation costs.

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Restricted Cash – Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  Restricted cash represents funds deposited in this account but not immediately applied to the loan balance.  At December 31, 2008 and 2007, there were no funds restricted under this financing agreement. Additionally, $29.7 million and $6.5 million from insurance carrier settlements is included as restricted cash at December 31, 2008 and 2007, respectively.

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

Debt Issue Costs - Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt. Such costs at December 31, 2008 and 2007 amounted to $0.0 million and $0.1 million, respectively, net of accumulated amortization of $3.3 million and $3.2 million, respectively, and are included in other non-current assets.

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

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized.  To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.  Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109.  Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

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

Product Warranties – The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in millions):

	December 31,
	2008	2007

Beginning balance	$1.8	$2.0

Accruals	3.5	3.2

Charges	(3.8)	(3.4)

Ending balance	$1.5	$1.8

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2008 and 2007, were $0.5 million and $0.6 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share – SFAS No. 128, “Earnings Per Share”, requires the computation of basic and diluted earnings per share.  The calculation of basic earnings per share is based on the average number of common shares outstanding during the period.  Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options.

Long-lived Assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors.  At December 31, 2008, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

Share Based Payment - On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

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

At December 31, 2008, there was $9.8 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 2 years.

The fair value for these options granted was estimated at the date of grant using a Black-Scholes option pricing model.

New Accounting Standards

In May 2008, the FASB issued SFAS No. 162, ‘‘The Hierarchy of Generally Accepted Accounting Principles’’ (‘‘SFAS No. 162’’). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The Company adopted SFAS No. 162 as of December 31, 2008 which did not have a material impact on the Company’s consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (‘‘SFAS 159’’). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective as of the beginning of 2008. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to use the fair value option for its existing financial assets and liabilities and, therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 157 on its non-recurring fair value measurements.  The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

3.  Inventories:

A summary of the major components of inventories is as follows (in thousands):

	December 31,	December 31,
	2008	2007

Finished goods	$30,203	$28,445
Work-in-process	852	1,108
Raw materials and supplies	4,759	5,629

Total inventories	$35,814	$35,182

If the FIFO (first in, first out) inventory method, which approximates replacement cost, had been used to value these inventories, they would have been $10,402 higher at December 31, 2008 and $4,825 higher at December 31, 2007. During 2008, inventory quantities were increased. The LIFO method is utilized in determining inventory values as it results in better matching of costs and revenue.

4.  Property, Plant, and Equipment:

A summary of the major components of property, plant, and equipment is as follows (in thousands):

	December 31,	December 31,
	2008	2007

Land	$2,931	$2,931
Buildings and improvements	48,353	47,697
Machinery and equipment	196,810	193,627
Construction-in-progress	2,799	2,047

	250,893	246,302

Less accumulated depreciation	194,373	184,309

Total property, plant, and equipment, net	$56,520	$61,993

Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interested for 2008 and 2007 was $9.4 thousand. Total depreciation expense for 2008 and 2007 was $10.1 million and $10.3 Million, respectively

5.  Liabilities Subject to Compromise:

As a result of the Company’s Chapter 11 filing (see Notes 1 and 17), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Amended Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	37,022	10,772
Other post-retirement benefit obligation	10,938	9,337
Pre-petition other liabilities	13,543	13,115

Total liabilities subject to compromise	$166,500	$138,221

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

6.  Accrued Liabilities:

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	December 31,	December 31,
	2008	2007

Accrued warranty, marketing and
sales promotion	$13,167	$16,636
Employee compensation and
related benefits	3,349	3,584
Other	598	713
Total accrued liabilities	$17,114	$20,933

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2008 and 2007 (see Note 5).

7.  Debt:

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum’s bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  A fee of $30 thousand was paid in connection with the waiver and amendment.

The interest rate was increased to 1.75% above the prime rate.  Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2008, based on the level of receivables and inventory, $17.4 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.0 million was utilized by the revolving loan. The existing financing facility expires June 30, 2009. The Company believes that it will be able to obtain an extension of the credit facility through the end of 2009, however, given the current business conditions and uncertainty in the credit markets, there can be no assurances that an extension or refinancing will be available. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued interest and the principal amount of the Senior Notes, are included in “Liabilities Subject to Compromise” (see Note 5) as of December 31, 2008.

Interest paid during 2008 and 2007 was $0.4 million and $1.0 million, respectively.

8.  Other Liabilities:

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2008 and 2007 (see Note 5).

9.  Research and Development Costs:

Total research and development costs charged to operations amounted to $3.8 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively.

10.  Operating Lease Commitments and Rent Expense:

The Company leases certain office facilities and equipment under leases with varying terms.  Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease.

Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2008 are as follows (in thousands):

Years Ending:

2009	$2,673
2010	2,129
2011	133
Thereafter	--

Total minimum lease payments	$4,935

Rent expense was $3.1 million for the years ended December 31, 2008 and 2007.

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

Obligations and Funded Status:	At December 31,

	Pension Benefits		Other Benefits
(in thousands)	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation at beginning of year	$79,787	$79,821	$9,926	$9,664
Service cost	1,370	1,381	188	213
Interest cost	4,545	4,559	594	566
Actuarial (gain) loss	4,399	(1,378)	1,186	(137)
Benefits paid	(4,624)	(4,596)	(407)	(380)
Benefit obligation at end of year	$85,477	$79,787	$11,487	$9,926

Change in Plan Assets:
Fair value of plan assets at beginning of year	$69,016	$64,319	$--	$--
Actual return on plan assets	(19,459)	2,514	--	--
Employer contribution	3,522	6,779	--	--
Benefits paid	(4,624)	(4,596)	--	--
Fair value of plan assets at end of year	$48,455	$69,016	$--	$--

Unfunded status	$(37,022)	$(10,771)	$(11,487)	$(9,926)
Unrecognized net actuarial loss	49,452	22, 069	1,386	250
Unrecognized prior service cost	6	29	--	3
Net amount recognized	$12,436	$11,327	$(10,101)	$(9,673)

Amounts recorded in the balance sheets consist of:

	Pension Benefits		Other Benefits
(in thousands)	2008	2007	2008	2007

Accrued benefit cost	$(37,022)	$(10,771)	$(11,487)	$(9,926)
Intangible asset	--	--	--	--
Accumulated other comprehensive loss	49,458	22,098	1,386	253
Net amounts recorded	$12,436	$11,327	$(10,101)	$(9,673)

Included in accumulated other comprehensive loss at December 31, 2008 and 2007 was the tax effect of $0.2 million for the changes in minimum pension liability recorded in prior years.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2008	2007

Projected benefit obligation	$85,477	$79,787
Accumulated benefit obligation	84,472	76,916
Fair value of plan assets	48,455	69,016

Components of Net Periodic Benefit Cost:

	Pension Benefits		Other Benefits
(in thousands)	2008	2007	2008	2007

Service cost	$1,370	$1,381	$188	$213
Interest cost	4,545	4,559	594	566
Expected return on plan assets	(4,783)	(4,590)	--	--
Recognized net actuarial loss	1,258	1,340	50	71
Amortization of prior service cost	23	46	3	10
Net periodic benefit cost	$2,413	$2,736	$835	$860

For the Company’s pension plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2009 is expected to be $1.3 million and $23.6 thousand, respectively.  For the Company’s post-retirement benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2009 is expected to be $65.0 and $0.0 thousand, respectively.

Additional Information:

The weighted average assumptions used to determine benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.00%	5.00%	NA	NA

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	NA	NA
Rate of compensation increase	5.00%	5.00%	NA	NA

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

Assumed healthcare cost trend rates as of year-end were as follows:

	December 31,
	2008	2007

Healthcare cost trend rate assumed for next year	8.5%	9.5%
Ultimate healthcare cost trend rate	5.0%	5.0%
Year that the assumed rate reaches ultimate rate	2012	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in thousands)	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost components	$ 72	$ 63
Effect on post-retirement benefit obligation	886	797

Plan Assets:

For the pension plans, the weighted-average asset allocation at December 31, 2008 and 2007 by asset category is as follows:

	Plan Assets at
	December 31,
Asset Category:	2008	2007
Equity securities	51%	61%
Debt securities	48%	38%
Other	1%	1%
Total	100%	100%

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

The primary objective for the plans is to provide long-term capital appreciation through investment in equity and debt securities. The Company’s target asset allocation is consistent with the weighted average allocation at December 31, 2008.

The Company selects professional money managers whose investment policies are consistent with the Company’s investment strategy and monitors their performance against appropriate benchmarks.

Contributions:

The Company expects to contribute $5.2 million to its pension plan and $0.6 million to its other postretirement plan in 2009.

Estimated Future Benefit Payments:

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2006.

(in thousands)	Pension Benefit	Other Benefits Projected Net Benefit Payments

2009	$ 5,151	$ 571
2010	5,408	658
2011	5,516	740
2012	5,806	831
2013	5,888	941
2014-2018	31,827	5,969

Defined Contribution Plan:

The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees.  Eligible employees may contribute up to 50% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.4 million for the years ended December 31, 2008 and 2007.

  12.  Income Taxes:

The Company recorded a tax benefit of $1.8 million on loss before income taxes of $16.4 million in 2008.  The $1.8 million tax benefit was attributable to a significant pre-tax loss in 2008 offset by $1.4 million for the impact of non-deductible legal reserves related to the Company’s reorganization plan and by a $2.8 million increase in the valuation allowance on federal and state deferred tax assets.

Income taxes are comprised of the following (in thousands):

	For the years ended December 31,
	2008	2007
Current:
Federal	$101	$1,276
State	21	112
Deferred:
Federal	(4,292)	1,759
State	(443)	(289)
Valuation allowance	2,845	(1,145)

Provision (benefit) for income taxes	$(1,768)	$1,713

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of income before income taxes:

	For the years ended December 31,
	2008	2007
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	2.7	(12.1)
Non-deductible expenses	(8.6)	265.8
Change in valuation allowance	(17.4)	(118.3)
Tax credits	0.3	(3.9)
Change in prior year estimates	(0.2)	16.1
Adjustment to current tax reserve	(0.1)	(15.8)
Other	--	1.8

Effective tax rate	10.8%	167.6%

During 2008 and 2007, the Company made net payments for income taxes of $ 212 thousand and $4 thousand, respectively.

Deferred income taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some or all will not be realized.

The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable	$9	$120
Inventory	314	--
Environmental remediation and
product-related reserves	21,603	13,073
Postretirement benefit obligations	18,005	3,930
Tax credit and other carryovers	14,848	18,408
Intangibles	172	--
Other accruals	1,065	1,680

Deferred tax assets	56,016	37,211
Valuation allowances	(6,720)	(3,876)

Net deferred tax asset	49,296	33,335

Deferred tax liabilities:
Depreciation and amortization	(5,052)	(6,685)
Inventory	--	(586)
Unfunded pension	(18,979)	(4,313)
Casualty insurance receivable	(3,769)	(6,780)
Accrued interest expense	(19,806)	(15,296)
Other	(123)	--

Total deferred tax liabilities	(47,729)	(33,660)

Net deferred tax asset (liability)	$1,567	$(325)

At December 31, 2008 and 2007, the Company had available federal net operating loss carry forwards of approximately $21.4 million and $32.9 million, respectively, to offset future taxable income.  The federal loss carry forwards will begin to expire in 2025.  At December 31, 2008 and 2007, the Company had available state net operating loss carry forwards of approximately $37.6 million and $43.7 million, respectively, to offset future taxable income.  The state loss carry forwards will begin to expire in 2009.  At both December 31, 2008 and 2007, the Company had available federal tax credit carry forwards of $2.3 million, which will begin to expire in 2020.  Additionally, the Company has state tax credit carry forwards of $1.8 million and $1.7 million at December 31, 2008 and 2007, respectively, which will begin to expire in 2009.  A change of control resulting from the Company’s reorganization proceedings could result in the acceleration of expiration or extinguishment of these tax loss and credit carry forwards.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, Congoleum adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FASB requires that Congoleum recognize the impact of a tax position taken, or expected to be taken, in tax returns if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Under FIN 48, tax positions are evaluated for recognition using a “more-likely-than-not” threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Congoleum evaluated its tax positions in the tax returns filed, as well as un-filed tax positions and the amounts comprising deferred tax assets.  Congoleum determined that the adoption of FIN 48 did not have a material impact on its financial position or results of operations.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	(in thousands)
	2008	2007
Balance at January 1,	$2,308	$1,561

Additions based on tax positions related to the current year	0	704
Additions for tax positions of prior years	0	43
Reductions for tax positions of prior years	0	0
Settlements	0	0

Balance at December 31,	$2,308	$2,308

Of the unrecognized tax benefits, $1.6 million would affect the effective tax rate if recognized in a future period, not considering the impact of the current valuation allowance.  $113 thousand of this benefit would currently be offset by an increase in the valuation allowance as it is not more likely than not that Congoleum would have sufficient earnings to recognize this amount.  Included in the balance at December 31, 2008 and December 31, 2007 are $704 thousand of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

Congoleum anticipates decreases in unrecognized tax benefits of approximately $704 thousand related to accounting method changes during 2009.

Congoleum’s policy is to report interest (and penalties, if applicable) as tax provision (benefit) in the Consolidated Statements of Operations.  During the years ended December 31, 2008 and 2007, Congoleum recognized approximately $16 and $31 thousand in interest and penalties, respectively.  Congoleum had approximately $66 thousand and $50 thousand accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

Congoleum or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Congoleum is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2000. Congoleum is not currently under examination by the Internal Revenue Service or state taxing authorities. Congoleum’s tax return net operating loss carry forwards are significant. The calendar years in which losses arose may be subject to audit when such carry forwards are utilized to offset taxable income in future periods.

13.  Supplemental Cash Flow Information:

Cash payments for interest were $0.4 million and $0.9 million for the years ended December 31, 2008 and 2007. Net cash refunds for income taxes were $0.1 million and $2.2 million for the years ended December 31, 2008 and 2007.

14.  Related Party Transactions:

The Company and its controlling shareholder, American Biltrite Inc. (“ABI”), provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

	For the years ended
	December 31,
	2008	2007

Sales commissions earned by ABI	$1,373	$865
Raw material transfers to ABI	613	1,108
Computer service income earned from ABI	60	55
Material purchases from ABI	4,156	4,656
Management fees paid to ABI	722	696

ABI owed $5.9 thousand and 0 on December 31, 2008 and December 31, 2007, respectively. Amounts as of December 31, 2008 and 2007 due to ABI totaled $0.1 million and $0, respectively, and are included in accounts payable and accrued expenses.

15.  Major Customers:

Substantially all the Company’s sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for approximately 22.0% and 41.0%, respectively, of the Company’s net sales for the year ended December 31, 2008, and 25% and 40%, respectively, for the year ended December 31, 2007.  Mohawk Industries accounted for 44% and 38% of accounts receivable at December 31, 2008 and 2007, respectively, while LaSalle–Bristol Corporation accounted for 1% and 5%, respectively, of accounts receivable at December 31, 2008 and 2007. In addition, two other customers, Bayard Sales and Kraus Canada accounted for 10% and 11%, respectively of accounts receivable at December 31, 2008 and 11% and 9%, respectively, of accounts receivable at December 31, 2007.

16.  Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at December 31, 2008 and 2007, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at December 31, 2008 and 2007, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

The Company is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party (“PRP”) in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), and similar state laws.  In addition, in four other instances, although not named as a PRP, the Company has received a request for information.  The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  The Company’s ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance.  However, under CERCLA and certain other laws, the Company, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

17.  Asbestos Liabilities:

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum’s pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court’s prior decisions.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement,  was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K filed on August 15, 2008 and incorporated by reference herein.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.  The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, First State Insurance Company and Twin City Fire Insurance Company filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the Summary Judgment ruling denying plan confirmation to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

There can be no assurance that the Amended Joint Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Although there can be no assurances as to the terms of any future plan, the proposed terms of the Amended Joint Plan provide that if the Amended Joint Plan is approved by the Bankruptcy Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the Amended Joint Plan.  Under the proposed terms of the Amended Joint Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims.  The Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability.  The Plan Trust also would receive 70% of the newly issued common stock in reorganized Congoleum when the Amended Joint Plan takes effect (the “Trust Shares”) and $5 million in new 9.75% senior secured notes maturing five years from issuance.

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $70 million in new 9.75% senior secured notes maturing five years from issuance.  The new senior secured notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would receive 30% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the new senior secured notes and the common stock issued if the Amended Joint Plan takes effect.

Under the proposed terms of the Amended Joint Plan, existing Class A and Class B common shares of Congoleum would be cancelled if the Amended Joint Plan takes effect and holders of those shares would not receive anything on account of their cancelled shares.

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP (“GHR”) as special insurance counsel to the Company.  An insurance company appealed the retention order.  In October 2005, the United States Court of Appeals for the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. As a result of the federal appeals court decision on GHR’s retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR agreed to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

In anticipation of Congoleum’s commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with approximately 79,000 asbestos personal injury claimants (the “Claimant Agreement”), which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement, along with a number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the “Collateral Trust”) to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the “Avoidance Actions”) seeking to void the Claimant Agreement, individual settlements and other pre-petition agreements, including voiding the security interest granted to the Collateral Trust. In March 2006, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking to void the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006.  Subsequently, Congoleum filed another summary judgment motion in the Omnibus Avoidance Action seeking a determination that any security interests conveyed in connection with the Claimant Agreement and the other pre-petition asbestos settlement agreements were ineffective and unenforceable. In July 2007, the Bankruptcy Court ruled that the security interests in insurance collateral conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum’s insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge.  The Bankruptcy Court therefore granted summary judgment in Congoleum’s favor on those counts of the Omnibus Avoidance Action which sought to void these security interests.  In the event that the Order of Dismissal is affirmed on appeal and becomes a final order, it is possible that the Avoidance Actions would be dismissed and the lien avoidance ruling would become a nullity.

During 2008, the Company paid $15.9 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and are not expected to be collected under any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13.0 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation currently pending in the New Jersey State Court (the “State Court”) between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey.  The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”).  In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the “Spaulding Case”) that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies.  Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date.  The Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Plan Trust.  As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements,  and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in the Coverage Action.

The excess insurance carriers have objected to the global settlement of the asbestos claims currently pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violate provisions in their insurance policies, including but not limited to the carriers’ right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement.  The excess insurance carriers also contend the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm’s length or in good faith.  Additionally, certain insurers have argued that Congoleum’s entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety.  Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations.  Congoleum has disputed the allegations and contentions of the excess insurance carriers.  In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute.  In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent.  Congoleum has argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

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

The first phase of the Coverage Action trial began in August 2005.  Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement.  Three months into the trial, in October 2005, the U.S. Court of Appeals for the Third Circuit ruled that GHR, which had been acting as the Company’s insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum.  As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

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

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and/or liquidated (the “Settled Claims”) pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled thereunder be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights were otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders’ Committee have filed notice of appeal from this decision to the District Court and the matter remains pending.  A motion was filed to amend further the complaint in the Omnibus Avoidance Action, but such complaint was not filed as a result of the Litigation Settlement discussed above.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as the triggering and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the Joint Plan.  The State Court has entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court.  Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum again sought to stay Phase 2 of the Coverage Action trial, but after a hearing before the Bankruptcy Court, such stay was denied.

The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2007 to December 31, 2008:

(in thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 12/31/2008

Reserves
Current	$24,744	$11,491	$(15,895)	--	$20,340

Receivables
Current	(10,490)	--	--	9,168	(1,322)

Net Asbestos Liability	$14,254	$11,491	$(15,895)	$9,168	$19,018

Restricted Cash
Insurance Proceeds	$6,463	$22,711	$508	--	$29,683

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2006 to December 31, 2007:

(in thousands)	Balance at 12/31/2006	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 12/31/2007

Reserves
Current	$7,800	26,448	$(9,504)	--	$24,744

Receivables
Current	(21,813)	14,867	(3,544)	--	(10,490)

Net Asbestos Liability	$(14,013)	$41,315	$(13,048)	$--	$14,254

Restricted Cash
Insurance Proceeds	$6,149	$314			$6,463

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

In December 2001, the Company offered its eligible option holders an exchange of all options then outstanding and granted to them under the 1995 Plan or the 1999 Plan for new stock options to be granted under those plans not earlier than six months and one day after the date the Company canceled any options tendered to and accepted by it pursuant to the offer to exchange.  In January  2002, the Company accepted and canceled 667,500 options that had been previously granted under the 1995 Plan and 9,500 options that had been previously granted under the 1999 Plan that were tendered to and accepted by the Company pursuant to the offer to exchange.

A summary of the Company’s 1995 Plan activity, and related information, is as follows:

December 31, 2008:
	Shares	Weighted average exercise price
Options outstanding beginning of year	635,500	$2.03
Options granted	--	--
Options exercised	--	--
Options forfeited	(14,000)	(2.31)

Options outstanding end of year 2008	621,500	$2.02

Exercisable at end of year 2008	612,400	$2.02
Weighted average remaining contractual life	3.63 years
Stock options available for future issuance	164,300

December 31, 2007:
	Shares	Weighted average exercise price
Options outstanding beginning of year	638,000	$2.03
Options granted	--	--
Options exercised	--	--
Options forfeited	(2,500)	(2.05)

Options outstanding end of year	635,500	$2.03

Exercisable at end of year 2007	613,300	$2.02
Weighted average remaining contractual life	4.61 years
Stock options available for future issuance	150,300

A summary of the Company’s 1999 Plan activity, and related information, is as follows:

December 31, 2008:
	Shares	Weighted average exercise price
Options outstanding beginning of year	26,500	$2.37
Options granted	2,500	0.02
Options exercised	--	--
Options forfeited	(4,000)	(2.19)

Options outstanding end of year	25,000	$2.02

Exercisable at end of year	25,000	$2.02
Weighted average remaining contractual life	5.68 years
Stock options available for future issuance	25,000

December 31, 2007:
	Shares	Weighted average exercise price
Options outstanding beginning of year	24,000	$2.37
Options granted	2,500	0.95
Options exercised	--	--
Options forfeited	--	--

Options outstanding end of year	26,500	$2.24

Exercisable at end of year	24,000	$2.37
Weighted average remaining contractual life	5.27 years
Stock options available for future issuance	23,500

Stock option information related to non-vested shares for the Congoleum Stock Option Plans for the year ended December 31, 2008, was as follows:

1995 Plan:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at January 1, 2008	22,200	$1.76
Granted	--	--
Forfeited	(400)	5.74
Vested	(12,700)	1.48

Non-vested stock options at December 31, 2008	9,100	2.13

1999 Plan:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at January 1, 2008	2,500	$0.75
Granted	2,500	0.02
Forfeited	--	--
Vested	(2,500)	0.75

Non-vested stock options at December 31, 2008	2,500	$0.02

The intrinsic value of stock options exercised during 2008 and stock options outstanding and exercisable at December 31, 2007, under the Congoleum Stock Option Plans were as follows:

(in thousands)	Intrinsic Value

Exercised during 2008	NA
Outstanding at December 31, 2008	NA
Exercisable at December 31, 2008	NA

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

In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company’s common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million.  Under the plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2008.  No shares were repurchased during 2008 or 2007. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired.  As of December 31, 2008, ABI owned 65.6% of the voting interest of the Company.

20.  Fair Value of Financial Instruments:

The Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company’s long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2008 and 2007.  The Company’s long-term debt had a book value of $100 million with no fair market value information available at December 31, 2008.  The Company’s long-term debt had a book value of $99.9 million and a fair market value of $72.0 million at December 31, 2007.

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

21.  Quarterly Financial Data (Unaudited):

The following table summarizes unaudited quarterly financial information (in thousands):

	Year ended December 31, 2008

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter

Net sales	$47,697	$47,166	$46,085	$31,696

Gross profit	10,873	9,889	8,320	1,529

Net income (loss)	1,679	212	(10,125)	(6,387)

Net income (loss) per common share:

Basic	$(0.20)	$0.03	$(1.22)	$(0.77)
Diluted	(0.20)	0.03	(1.22)	(0.77)

	Year ended December 31, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

Net sales	$49,315	$57,541	$53,588	$43,818

Gross profit	11,999	13,744	14,223	10,486

Net income (loss)	(351)	835	1,200	(2,375)

Net income (loss) per common share:

Basic	$(0.04)	$0.10	$0.15	$(0.29)
Diluted	(0.04)	0.10	0.14	(0.29)

(1)	The third quarter of 2008 includes $11.5 million or $1.38 per share for the effect of the asbestos-related charges described in Note 17.
(2)
The fourth quarter of 2007 includes $41.5 million or $4.99 per share for the effect of the asbestos-related charges described in Notes 1 and 17, and $29.6 million or $3.57 per share for the reversal (credit) of interest on the Company’s long-term debt.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Congoleum Corporation

We have audited the accompanying consolidated balance sheets of Congoleum Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, “Basis of Presentation”, to the consolidated financial statements, the Company has been and continues to be named in a significant number of lawsuits stemming primarily from the Company’s manufacture of asbestos-containing products. The Company has recorded significant charges to earnings to reflect its estimate of costs associated with this litigation. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).

Boston, Massachusetts
March 23, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The management of Congoleum Corporation assessed the effectiveness of Congoleum Corporation’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the management of Congoleum Corporation used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, the management of Congoleum Corporation believes that, as of December 31, 2008, Congoleum Corporation’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of Congoleum Corporation’s registered public accounting firm regarding internal control over financial reporting. This Management’s Annual Report on Internal Control Over Financial Reporting was not subject to attestation by Congoleum Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Congoleum Corporation to provide only management’s report in this annual report.

/s/ Roger S. Marcus	/s/ Howard N. Feist III
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director	Howard N. Feist III, Vice President Finance and Chief Financial Officer

(c)
Changes in Internal Controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 30, 2009, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2008.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 9B of Form 10-K and is attached hereto as Exhibit 99.18.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics (as that term is defined in Regulation S-K of the Exchange Act) that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such functions.

The text of the Company’s code of ethics is posted on its Internet website at www.congoleum.com or may be obtained without charge by sending a written request to Mr. Howard N. Feist III, Chief Financial Officer of the Company, at the Company’s office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such function, will also be posted on the Internet website.

The other information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	621,500	$2.02	164,300

Equity compensation plans not approved by security holders	25,000	$2.02	25,000

Total	646,500	$2.02	189,300

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

As of December 31, 2008, an aggregate of 646,500 shares of common stock were issuable upon the exercise of outstanding vested options under the 1995 Plan and 1999 Plan.

The other information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        (1)      The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)    The following financial statement schedule is included in this Annual Report on Form  10-K:

Schedule II - Valuation and Qualifying Accounts	99
All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)    These exhibits, required to be filed by Item 601 of Regulation S-K under the Exchange Act, are listed in the Index to Exhibits included in this Annual Report on Form 10-K beginning on Page 102.

Exhibit Number	Exhibits

3.1	Amended Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company as of December 12, 2007.(26)
4.1	Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated (“Hillside”).(2)
4.2	Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
4.2.1	First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
4.2.2	Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
4.2.3
Instrument of Resignation, Appointment and Acceptance dated as of December 14, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee.(17)

10.1
Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Incorporated, Hillside, the Company (collectively, the “Congoleum Group”), Hillside Capital Incorporated (“Hillside Capital”) and American Biltrite Inc. (“American Biltrite”).(1)

10.2	Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
10.3	Personal Services Agreement, dated as of March 11, 1993 (the “Personal Services Agreement”), by and between American Biltrite and the Company.(1)
10.3.1	First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
10.3.2	Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.3	Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.4	Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
10.3.5	Fifth Amendment, dated as of March 11, 2008, to Personal Services Agreement, by and between American Biltrite and the Company. (23)
10.3.6	Sixth Amendment, dated as of September 23, 2008, to Personal Services Agreement, by and between American Biltrite and the Company.(27)
10.4	Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
10.4.1	First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.(5)
10.4.2	Amendment to Business Relations Agreement, dated as of March 11, 2008, by and between American Biltrite and the Company. (23)
10.4.3	Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite and the Company.(27)
10.5	Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)
10.6	Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD (“Amtico Company”).(2)
10.7	First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
10.8	Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
10.9	Form of 1995 Stock Option Plan.(2)
10.9.1	Form of Amendment to 1995 Stock Option Plan.(6)
10.9.2	Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
10.10	Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(8)
10.10.1	Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan.(9)
10.10.2	Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)

10.11	Loan and Security Agreement, dated December 10, 2001 (the “Congress Financial Loan Agreement”) by and between Congress Financial Corp. (the “Lender”) and the Company.(9)
10.11.1	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
10.11.2	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
10.11.3	Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
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

10.11.12	Amendment No. 9 to Ratification and Amendment Agreement and Amendment No. 11 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 4, 2008.
10.11.13
Amendment No. 10 to Ratification and Amendment Agreement and Amendment No. 12 to Loan and Security Agreement, by and between the Company and Congress Financial corporation dated as of October 6, 2008.(28)

10.11.14	Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of March 16, 2009.
10.12	Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003.(12)
10.12.1	First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003.(12)

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

10.14	Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.1	Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.2	Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.3	Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.15	Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc. (24)
10.16	Note Agreement, dated as of October 12, 2006, by and between Gilbert Heinz & Randolph, LLP (“GHR”) and the Company.(25)
10.17	Promissory Note dated October 12, 2006 of GHR. (25)
10.18	Security Agreement, dated as of October 12, 2006 made by GHR in favor of the Company. (25)
10.19	Put/Call Agreement, dated as of February 20, 2008, between the Company, the Initial Backstop Participants and the Trust to be formed. (22)
14.1	Code of Ethics.(14)
21.1	Subsidiaries of the Company.(7)
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
99.2	Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies.(16)
99.3	Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd’s, London dated June 22, 2005.(16)
99.3.1	Amendment dated July 29, 2005, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd’s, London, dated June 22, 2005.(16)

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
99.7
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company.(18)

99.7.1
Letter Agreement, dated March 18, 2008, amending the Settlement and PolicyBuyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company.

99.8	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company.(18)
99.9	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
99.10	Agreement for Claim Determination between the Liquidator of The Protective National Insurance Company of Omaha and Congoleum Corporation dated February 18, 2008.(29)
99.11	Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al. (30)
99.12	In re: Congoleum Corporation, et al., Opinion of the United States Bankruptcy Court for the District of New Jersey, dated June 5, 2008, resolving Motions and Cross Motion for Summary Judgment.(31)
99.13	In re: Congoleum Corporation, et al., Opinion of the United States Bankruptcy Court for the District of New Jersey, dated February 26, 2009, regarding the Order of Dismissal.(32)
99.14	In re: Congoleum Corporation, et al., Transcript of motion hearing held March 3, 2009, before the Honorable Kathryn C. Ferguson, United States Bankruptcy Judge. (33)
99.15	Term Sheet, dated August 12, 2008, for Plan of Reorganization for Congoleum Corporation.(34)
99.16
Proposed Disclosure Statement with respect to the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC and the Bondholders’ Committee, dated as of November 14, 2008.(21)

99.17	Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC and the Bondholders’ Committee, dated as of November 14, 2008.(21)
99.18	Press Release, dated March 30, 2009

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning Of Period	Reversed to Income Statement	Other Changes	Deductions(a)	Balance At end of Period

Year ended December 31, 2008: Allowance for doubtful accounts and cash Discounts	$ (1,017)	$ 300	$ 129 (b)	$ --	$ (588)
Year ended December 31, 2007: Allowance for doubtful accounts and cash Discounts	$ (1,142)	$ --	$ 125 (b)	$ --	$(1,017)

(a)   Balances written off, net of recoveries.
(b)   Represents (provision) utilization of the allowance for doubtful accounts and cash discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2009.

CONGOLEUM CORPORATION

By: /s/ Roger S. Marcus
Roger S. Marcus
President, Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Marcus	President, Chairman, Chief Executive Officer	March 9, 2009
Roger S. Marcus	and Director (Principal Executive Officer)

/s/ Howard N. Feist III	Chief Financial Officer	March 9, 2009
Howard N. Feist III	(Principal Financial and Accounting Officer)

/s/ Richard G. Marcus	Vice Chairman and Director	March 9, 2009
Richard G. Marcus

/s/ William M. Marcus	Director	March 9, 2009
William M. Marcus

/s/ Mark S. Newman	Director	March 9, 2009
Mark S. Newman

/s/ Mark N. Kaplan	Director	March 9, 2009
Mark N. Kaplan

/s/ C. Barnwell Struat	Director	March 9, 2009
C. Barnwell Straut

/s/ Jeffrey H. Coats	Director	March 9, 2009
Jeffrey H. Coats

/s/ Adam H. Slutsky	Director	March 9, 2009
Adam H. Slutsky

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3.1	Amended Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company as of December 12, 2007.(26)
4.1	Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated (“Hillside”).(2)
4.2	Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
4.2.1	First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
4.2.2	Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
4.2.3
Instrument of Resignation, Appointment and Acceptance dated as of December 14, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee.(17)

10.1
Joint Venture Agreement, dated as of December 16, 1992, by and among Resilient Holdings, Incorporated, Hillside, the Company (collectively, the “Congoleum Group”), Hillside Capital Incorporated (“Hillside Capital”) and American Biltrite Inc. (“American Biltrite”).(1)

10.2	Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
10.3	Personal Services Agreement, dated as of March 11, 1993 (the “Personal Services Agreement”), by and between American Biltrite and the Company.(1)
10.3.1	First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
10.3.2	Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.3	Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.4	Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
10.3.5	Fifth Amendment, dated as of March 11, 2008, to Personal Services Agreement, by and between American Biltrite and the Company.(23)
10.3.6	Sixth Amendment, dated as of September 23, 2008, to Personal Services Agreement, by and between American Biltrite and the Company.(27)
10.4	Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
10.4.1	First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.(5)
10.4.2	Amendment to Business Relations Agreement, dated as of March 11, 2008, by and between American Biltrite and the Company.(23)

10.4.3	Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite and the Company.(27)
10.5	Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)
10.6	Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD (“Amtico Company”).(2)
10.7	First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
10.8	Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
10.9	Form of 1995 Stock Option Plan.(2)
10.9.1	Form of Amendment to 1995 Stock Option Plan.(6)
10.9.2	Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
10.10	Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors. (8)
10.10.1	Form of Amendment to Non-qualified, Non-employee Directors Stock Option Plan.(9)
10.10.2	Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
10.11	Loan and Security Agreement, dated December 10, 2001 (the “Congress Financial Loan Agreement”) by and between Congress Financial Corp. (the “Lender”) and the Company.(9)
10.11.1	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
10.11.2	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
10.11.3	Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
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
10.11.7
Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005. (24)

10.11.8
Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006. (24)

10.11.9
Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27, 2006. (24)

10.11.10
Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 12, 2007. (20)

10.11.11
Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 11, 2007.(35)

10.11.12	Amendment No. 9 to Ratification and Amendment Agreement and Amendment No. 11 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 4, 2008.
10.11.13
Amendment No. 10 to Ratification and Amendment Agreement and Amendment No. 12 to Loan and Security Agreement, by and between the Company and Congress Financial corporation dated as of October 6, 2008.(28)

10.11.14	Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of March 16, 2009.
10.12	Settlement Agreement Between the Company and Various Asbestos Claimants dated April 10, 2003.(12)
10.12.1	First Amendment to Settlement Agreement Between the Company and Various Asbestos Claimants dated June 6, 2003.(12)
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

10.14	Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.1	Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.2	Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.3	Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.15	Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc. (24)
10.16	Note Agreement, dated as of October 12, 2006, by and between Gilbert Heintz & Randolph LLP (“GHR”) and the Company.(25)
10.17	Promissory Note dated October 12, 2006 of GHR. (25)
10.18	Security Agreement, dated as of October 12, 2006 made by GHR in favor of the Company. (25)

10.19	Put/Call Agreement, dated as of February 20, 2008, between the Company, the Initial Backstop Participants and the Trust to be formed. (22)
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics.(14)
21.1	Subsidiaries of the Company.(7)
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
99.2	Settlement Agreement and Release by, between and among Congoleum Corporation and certain AIG Member Companies.(16)
99.3	Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd’s, London dated June 22, 2005.(16)
99.3.1	Amendment dated July 29, 2005, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd’s, London, dated June 22, 2005.(16)
99.3.2
Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Undewriters at Lloyd’s, London, dated June 22, 2005.

99.4	Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)
99.5	Amended and Restated Settlement Agreement and Release, dated as of January 18, 2008, among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company.(35)
99.6	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
99.7
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company.(18)

99.7.1
Letter Agreement, dated March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company.(35)

99.8	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company.(18)
99.9	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
99.10	Agreement for Claim Determination between the Liquidator of The Protective National Insurance Company of Omaha and Congoleum Corporation dated February 18, 2008.(29)

99.11	Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al. (30)
99.12	In re: Congoleum Corporation, et al., Opinion of the United States Bankruptcy Court for the District of New Jersey, dated June 5, 2008, resolving Motions and Cross Motion for Summary Judgment.(31)
99.13	In re: Congoleum Corporation, et al., Opinion of the United States Bankruptcy Court for the District of New Jersey, dated February 26, 2009, regarding the Order of Dismissal.(32)
99.14	In re: Congoleum Corporation, et al., Transcript of motion hearing held March 3, 2009, before the Honorable Kathryn C. Ferguson, United States Bankruptcy Judge. (33)
99.15	Term Sheet, dated August 12, 2008, for Plan of Reorganization for Congoleum Corporation.(34)
99.16
Proposed Disclosure Statement with respect to the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC and the Bondholders’ Committee, dated as of November 14, 2008.(21)

99.17	Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC and the Bondholders’ Committee, dated as of November 14, 2008.(21)
99.18	Press Release, dated March 30, 2009

(1)
Incorporated by reference to the exhibit bearing the same description filed with the Company’s Registration Statement on Form S-1 (File No. 33-71836) declared effective by the Securities and Exchange Commission on January 25, 1994.

(2)
Incorporated by reference to the exhibit bearing the same description filed with the Company’s Registration Statement on Form S-1 (File No. 33-87282) declared effective by the Securities and Exchange Commission on February 1, 1995.

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

(8)
Incorporated by reference to the exhibit bearing the same description filed with the Company’s Registration Statement on Form S-8 (File No. 333-84387) declared effective by the Securities and Exchange Commission on August 3, 1999.

(9)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2001.

(10)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2002.

(11)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2002.

(12)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2003.

(13)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2003.

(14)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2004.

(15)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2005.

(16)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2005.

(17)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2005.

(18)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended March 31, 2006.
.
(19)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2006

(20)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2007.

(21)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on November 19, 2008.

(22)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on February 22, 2008.

(23)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on March 17, 2008.

(24)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2006.

(25)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on April 10, 2007.

(26)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on December 12, 2007.

(27)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on September 24, 2008.

(28)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2008.

(29)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended March 31, 2008.

(30)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on November 5, 2008.

(31)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on June 12, 2008.

(32)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on March 4, 2009.

(33)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on March 12, 2009.

(34)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on August 15, 2008.

(35)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2007.