Form 10-Q
period 2009-03-31
CONGOLEUM CORP
filed 2009-05-15
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

CONGOLEUM CORPORATION

Index

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2009
	(unaudited) and December 31, 2008	5

	Condensed Consolidated Statement of Operations for the three
	months ended March 31, 2009 and 2008 (unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the three months
	ended March 31, 2009 and 2008 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

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

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONGOLEUM CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,679	$15,077
Restricted cash	29,708	29,680
Accounts receivable, less allowances of $460 and $588
as of March 31, 2009 and December 31, 2008	15,848	13,789
Inventories	38,142	35,814
Prepaid expenses and other current assets	3,366	3,922
Total current assets	94,743	98,282
Property, plant and equipment, net	54,947	56,520
Deferred income taxes	8,098	8,098
Other assets, net	8,967	8,967
Total assets	$166,755	$171,867
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,424	$7,132
Accrued liabilities	14,424	17,114
Asbestos-related liabilities	48,759	50,022
Revolving credit loan	16,966	13,994
Deferred income taxes	6,533	6,533
Accrued taxes	88	123
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	98,191	99,915
Liabilities subject to compromise - long term	162,220	161,503
Total liabilities	260,411	261,418
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding at March 31, 2009
and December 31, 2008	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at March 31, 2009 and December 31, 2008	46	46
Additional paid-in capital	49,389	49,386
Retained deficit	(84,146)	(80,038)
Accumulated other comprehensive loss	(51,179)	(51,179)
	(85,843)	(81,738)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at
March 31, 2009 and December 31, 2008	7,813	7,813
Total stockholders’ deficit	(93,656)	(89,551)
Total liabilities and stockholders’ equity (deficit)	$166,755	$171,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$30,106	$47,697
Cost of sales	25,960	36,824
Selling, general and administrative expenses	8,250	9,132

(Loss) Income from operations	(4,104)	1,741
Other income /(expense):
Interest income	2	1,128
Interest expense	(108)	(197)
Other expense	118	(64)

(Loss) income before income taxes	(4,092)	2,608
Provision for income taxes	15	929

Net (loss) income	$(4,107)	$1,679

Net (loss) income per common share
Basic and Diluted	$(0.50)	$0.20
Weighted average number of common shares outstanding:
Basic and Diluted	8,272	8,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(4,107)	$1,679
Adjustments to reconcile net (loss) income to net cash (used in) provided by
Operating activities:
Depreciation	2,432	2,576
Amortization	--	97
Stock based compensation expense.	2	5
Changes in certain assets and liabilities:
Accounts and notes receivable	(2,059)	(3,191)
Inventories	(2,328)	(5,646)
Prepaid expenses and other assets	556	843
Proceeds from legal fee disgorgement	--	9,168
Accounts payable	(708)	772
Accrued liabilities	(2,661)	(2,678)
Asbestos-related liabilities	(1,292)	(3,575)
Other	682	1,586
Net cash (used in) provided by operating activities,	(9,483)	1,637
Cash flows from investing activities:
Capital expenditures	(859)	(468)
Net cash (used in) investing activities	(859)	(468)
Cash flows from financing activities:
Net short-term borrowings	2,972	2,121
Net change in restricted cash	(28)	(56)
Net cash provided by financing activities	2,944	2,065
Net (decrease) increase in cash and cash equivalents	(7,398)	3,233
Cash and cash equivalents:
Beginning of period	15,077	26,327
End of period	$7,679	$29,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Certain amounts appearing in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Congoleum's financial statements (the “Company” or “Congoleum”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee ("ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under section 524(g) of the Bankruptcy Code (the “Plan Trust”.) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization, (the “Eighth Plan”).  In addition, an insurance Company, Continental Casualty Company, and its affiliate Continental Insurance Company (collectively, “CNA”) filed a plan of reorganization and the official Committee of Bondholders’ (the “Bondholders’ Committee”), (representing holders of the Company’s 8 5/8 % Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan of reorganization (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”), which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In

March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a new plan of reorganization (the “Amended Joint Plan”) and a settlement of avoidance litigation with respect to pre-petition claim settlement (the “Litigation Settlement”) was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K filed on August 15, 2008, and incorporated by reference herein.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.  The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the order dismissing Congoleum’s bankruptcy case, (the “Order of Dismissal”). On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling (the “Summary Judgment Ruling”) denying plan confirmation to the U.S. District Court for the District of New Jersey (the “District Court”).  Appeal proceedings are underway before the District Court.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 157 on its non-recurring fair value measurements.  The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements.

3.           Inventories:

A summary of the major components of inventories is as follows (in thousands):

	March 31,	December 31,
	2009	2008

Finished goods	$31,749	$30,203
Work-in-process	2,625	852
Raw materials and supplies	3,768	4,759

Total inventories	$38,142	$35,814

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

5.           Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at March 31, 2009 and December 31, 2008, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at March 31, 2009 and December 31, 2008, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

6.           Asbestos Liabilities

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement, was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on a

Form 8-K filed on August 15, 2008 and incorporated by reference herein.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization.   The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the Summary Judgment ruling denying plan confirmation to the District Court. Appeal proceedings are underway before the District Court. There can be no assurance that the Amended Joint Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with approximately 79,000 asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement, along with a number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the “Avoidance Actions”) seeking to void the Claimant Agreement, individual settlements and other pre-petition agreements, including voiding the security interest granted to the Collateral Trust. In March 2006, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking to void the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006.  Subsequently, Congoleum filed another summary judgment motion in the Omnibus Avoidance Action seeking a determination that any security interests conveyed in connection with the Claimant Agreement and the other pre-petition asbestos settlement agreements were ineffective and unenforceable. In July 2007, the Bankruptcy Court ruled that the security interests in insurance collateral conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum’s insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge.  The Bankruptcy Court therefore granted summary judgment in Congoleum’s favor on those counts of the Omnibus Avoidance Action which sought to void these security interests.  In the event that the Order of Dismissal is affirmed on appeal and becomes a final order, it is possible that the Avoidance Actions would be dismissed and the lien avoidance ruling would become a nullity.

During the first quarter of 2009, the Company paid $1.3 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action (as defined below).  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest and are not expected to be collected under any future plan, including the Amended Joint Plan. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2008 to March 31, 2009:

(In thousands)	Balance at 12/31/2008	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 3/31/2009

Reserves
Current	$20,340	--	$(1,292)	--	$19,048

Receivables
Current	(1,322)	--	--	--	(1,322)

Net Asbestos Liability	$14,254		$(1,292)		$17,726

Restricted Cash
Insurance Proceeds	$29,683	$28	$--	$--	$29,711

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2007 to March 31, 2008:

(In thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 3/31/2008

Reserves
Current	$24,744	$--	$(3,575)	$--	$21,169

Receivables
Current	(10,490)	--		9,168	(1,322)

Net Asbestos Liability (Asset)	$14,254	$--	$(3,575)	$9,168	$19,847

Restricted Cash
Insurance Proceeds	$6,463	$56	$--	$--	$6,519

7.      Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Three months Ended March 31,
	2009	2008
Beginning balance	$1,476	$1,806
Accruals	739	817

Charges	(768)	(862)

Ending balance	$1,447	$1,761

8.      Liabilities Subject to Compromise

As a result of the Company’s Chapter 11 filing (see Notes 1 and 6), pursuant to SOP 90-7, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest, Under the terms of the Amended Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	37,631	37,022
Other post-retirement benefit obligation	11,063	10,938
Pre-petition other liabilities	13,526	13,543

Total liabilities subject to compromise	$167,217	$166,500

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.         Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Accrued warranty, marketing and sales promotion	$10,271	$13,167
Employee compensation and related benefits	3,754	3,349
Other	399	598
Total accrued liabilities	$14,424	$17,114

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of March 31, 2009 and December 31, 2008 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$307	$57	$381	$56
Interest cost	1,216	161	1,207	144
Expected return on plan assets	(863)	--	(1,198)	--
Recognized net actuarial loss	1,045	16	410	15
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	--	--	6	--
Net periodic benefit cost	$1,705	$234	$805	$215

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	March 31, 2009		March 31, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Discount rate	5.75%	5.75%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	--	7.00%	--
Rate of compensation increase	3.00%	--	5.00%	--

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August

2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K on August 15, 2008 and incorporated herein by reference.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.

The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization the Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling denying plan confirmation to the District Court. Appeal proceedings are underway before the District Court.   See Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million, as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In

December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Amended Joint Plan provide for a settlement of litigation related to the Avoidance Actions.  However, at this time, it is not possible to estimate how that settlement may affect the nominal liability.  In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.  Additional new claims may be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first quarter of 2009, the Company paid $1.3 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan and, $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

Costs for pursuing and implementing the Amended Joint Plan or any other plan of reorganization could be materially higher than currently recorded or previously estimated.  Delays in proposing, filing or obtaining approval of the Amended Joint Plan, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q, for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization.  Readers should also refer to the Disclosure Statement with respect to the Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of   November 14, 2008, a copy of which has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(In thousands of dollars)

Net sales	$30,106		$47,697
Cost of sales	25,960		36,824
Gross profit	4,146	13.8%	10,873	22.8%

Selling, general & administrative expenses	8,250	27.4%	9,132	19.1%
Operating income	(4,104)		1,741

Interest (expense) income, net	(106)		931
Other income (expense), net	118		(64)
(Loss) income before taxes	(4,092)		2,608
Provision for income taxes	15		929

Net (loss) income	$(4,107)		$1,679

Net sales for the three months ended March 31, 2009 totaled $30.1 million as compared to $47.7 million for the three months ended March 31, 2008, down $17.6 million or 36.8%. This decrease in sales was primarily due to lower sales to the manufactured housing and recreational vehicle industry, coupled with continued weakness in product sales to the builder market and a weak retail sales environment for professionally installed products, partially offset by price increases instituted in the second half of 2008.  In addition to weaker end user demand, sales were adversely affected by $5.4 million in inventory reductions in Congoleum’s distribution channel during the first quarter of 2009.

Gross profit for the three months ended March 31, 2009 totaled $4.1 million, or 13.8% of net sales, compared to $10.9 million or 22.8% of net sales for the three months ended March 31, 2008. The unfavorable impact of lower production volumes over which to spread fixed factory overhead accounted for most of the gross profit margin decline, partially offset by cost reduction measures instituted in plant spending.

Selling, general and administrative expenses were $8.3 million for the three months ended March 31, 2009 compared to $9.1 million for the three months ended March 31, 2008, a decrease of $0.8 million. Lower compensation and benefit costs reflecting workforce reductions, coupled with reduced sales support and merchandising costs resulted in the decrease. Selling, general and administrative expenses in the first quarter of 2009 include a severance charge of $0.5 million for workforce reductions during that quarter.

The loss from operations was $4.1 million for the three months ended March 31, 2009 compared to income from operations of $1.7 million for the three months ended March 31, 2008, reflecting the lower sales and gross margin, partially offset by lower selling, general and administrative expenses.

Interest expense, net, was $106 thousand for the three months ended March 31, 2009 compared with $931 thousand income for the same period one year earlier.  Interest income (expense), net for the three months ended March 31, 2008 included $1.0 million in interest income received as part of a settlement for legal fee settlement.

The provision for income taxes was $15 thousand for the quarter ending March 31, 2009, and $929 thousand as of March 31, 2008.  The full year effective tax rate is expected to be negligible.

Liquidity and Capital Resources

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As described more fully in the Notes to Consolidated Financial Statements contained in Item 1 of this quarterly  Report on Form 10-Q, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 6 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During the first quarter of 2009, the Company paid $1.3 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the Coverage Action.  Furthermore, at March 31, 2009, the Company had incurred but not paid approximately $9.7 million in additional fees and expenses for services rendered through that date.

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

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2009, were $7.7 million, a decrease of $7.4 million from December 31, 2008.  Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at March 31, 2009 and December 31, 2008.  Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at December 31, 2008. In the second quarter of 2008 the Company received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Net working capital was a negative $3.5 million at March 31, 2009, down from $1.6 million at December 31, 2008.  The ratio of current assets to current liabilities was 1.0 to 1.0 at March 31, 2009 and December 31, 2008.  Net cash used in operations during for the three months ended March 31, 2009 was $9.5 million, as compared to net cash provided by operations of $1.6 million during the three months  ended March 31, 2008.

Capital expenditures for the three months ended March 31, 2009 totaled $0.9 million.  The Company is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3 million and $5 million in 2010, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Congoleum and its lender have agreed on terms of an amendment extending the expiration of the facility until December 31, 2009, and execution of the agreement is pending approval of the bankruptcy court.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate.  A fee of $30 thousand was paid in connection with the waiver and amendment.  Borrowings under this facility are collateralized by inventory and receivables.  At March 31, 2009, based on the level of receivables and inventory, $26.3 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $16.9 million was utilized by the revolving loan.   The existing financing facility expires June 30, 2009. The Company believes that it will be able to obtain an extension of the credit facility through the end of 2009; however, given current business conditions and uncertainty in the credit markets, there can be no assurances that an extension or refinancing will be available. There can also be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was in compliance with the terms of the debtor-in-possession financing at March 31, 2009, as the excess borrowing availability it maintained under the revolving line of credit, exceeded the threshold required to test EBITDA.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, the Company has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company’s assumptions. Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Not applicable.

Item 4T.        CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2009 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, the Company has significant liability and funding exposure for asbestos claims.  The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million.

There can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court , that the District Court will reverse the Order of Dismissal or the Summary Judgment ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective.  If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in  connection with seeking confirmation of the Amended Joint Plan or any other plan of reorganization or in connection with the New Jersey State Court (the “State Court”) insurance coverage litigation discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds.  Such a circumstance would likely result in the Company not being able to confirm the Amended Joint Plan or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through any  plan of reorganization  include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely  agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by the Company and the court overruling  any  objections  to the Company's  reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and successfully obtaining reversal or vacation of the Dismissal Order, and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold; the Company's common stock will be cancelled if the Amended Joint Plan is confirmed and becomes effective.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange ("Amex") on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for the Company’s shares. Under the terms of the Amended Joint Plan, if confirmed and effective, the Company's common stock will be cancelled.

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

The Company is subject to the effects of general economic conditions.  The current recession has had and continues to have serious negative consequences for the Company's business, results of operations and financial condition.  Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  The Company has experienced a very significant decline in sales as a result of weakness in the housing market and general economy.  The Company may experience further sales declines resulting from continued deterioration in the housing market and a further decline in consumer confidence, and there can be no assurances as to the timing of any recovery in these markets.

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

The Company currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor.  These two distributors accounted for approximately 60% and 64% of the Company's net sales for the three months ended March 31, 2009 and 2008, respectively.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of March 31, 2009) of the outstanding shares of the Company’s common stock, representing a 65.5% voting interest.  As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval.  In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.	Defaults Upon Senior Securities:

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 8 of the Notes to Consolidated Financial Statements continued in Part I, Item 1, of this Quarterly Report on Form 10-Q) as of March 31, 2009.  During 2007, the Company reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

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

CONGOLEUM CORPORATION
(Registrant)

Date:	May 15, 2009	By:	/s/ Howard N. Feist III
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