Form 10-Q
period 2009-06-30
CONGOLEUM CORP
filed 2009-08-13
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONGOLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$13,803	$15,077
Restricted cash	30,767	29,680
Accounts receivable, less allowances of $446 and $588
as of June 30, 2009 and December 31, 2008	15,036	13,789
Inventories	31,101	35,814
Prepaid expenses and other current assets	2,883	3,922
Total current assets	93,590	98,282
Property, plant and equipment, net	53,205	56,520
Deferred income taxes	8,098	8,098
Other assets, net	8,967	8,967
Total assets	$163,860	$171,867
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,589	$7,132
Accrued liabilities	13,908	17,114
Asbestos-related liabilities	46,909	50,022
Revolving credit loan	17,246	13,994
Deferred income taxes	6,533	6,533
Accrued taxes	50	123
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	95,232	99,915
Liabilities subject to compromise - long term	163,223	161,503
Total liabilities	258,455	261,418
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding at June 30, 2009
and December 31, 2008	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at June 30, 2009 and December 31, 2008	46	46
Additional paid-in capital	49,391	49,386
Retained deficit	(85,087)	(80,038)
Accumulated other comprehensive loss	(51,179)	(51,179)
	(86,782)	(81,738)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at
June 30, 2009 and December 31, 2008	7,813	7,813
Total stockholders’ deficit	(94,595)	(89,551)
Total liabilities and stockholders’ equity (deficit)	$163,860	$171,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$39,350	$47,166	$69,456	$94,863
Cost of sales	32,858	37,277	58,818	74,101
Selling, general and administrative expenses	7,447	9,238	15,697	18,370

(Loss) / Income from operations	(955)	651	(5,059)	2,392

Other income (expense):
Interest income	1	64	3	1,192
Interest expense	(100)	--	(208)	(197)
Other (expense) / income	112	(350)	230	(414)

(Loss) / Income before income taxes	(942)	365	(5,034)	2,973
Provision for income taxes	-	153	15	1,082

Net (Loss) / Income	(942)	212	(5,049)	1,891

Net (Loss) / Income per common share
Basic & Diluted	$(0.11)	$0.03	$(0.61)	$0.23
Weighted average number of common shares
outstanding: Basic & Diluted	8,272	8,272	8,272	8,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(5,049)	$1,891
Adjustments to reconcile net (loss) income to net cash (used in) provided by
Operating activities:
Depreciation	4,835	5,106
Amortization	--	193
Stock based compensation expense	5	9
Changes in certain assets and liabilities:
Accounts and notes receivable	(1,247)	(2,958)
Inventories	4,713	(5,797)
Prepaid expenses and other assets	1,039	669
Proceeds from legal fee disgorgement	--	9,168
Accounts payable	(1,543)	(2,141)
Accrued liabilities	(2,119)	(4,315)
Asbestos-related liabilities	(4,200)	(8,472)
Other	1,647	1,373
Net cash (used in) provided by operating activities	(1,919)	(5,274)
Cash flows from investing activities:
Capital expenditures	(1,520)	(1,504)
Net cash (used in) investing activities	(1,520)	(1,504)
Cash flows from financing activities:
Net short-term borrowings	3,252	6,885
Net change in restricted cash	(1,087)	40
Net cash provided by financing activities	2,165	6,925
Net (decrease) increase in cash and cash equivalents	(1,274)	147
Cash and cash equivalents:
Beginning of period	15,077	26,327
End of period	$13,803	$26,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Certain amounts appearing in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Congoleum's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee ("ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders’ (the “Bondholders’ Committee”) (representing holders of the Company’s 8-5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan of reorganization (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”), which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).
The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions. A term sheet describing the proposed material terms of a new plan of reorganization (the “Amended Joint Plan”) and a settlement of avoidance litigation with respect to pre-petition settlement agreement regarding asbestos claims (the “Litigation Settlement”) was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K filed on August 15, 2008, and incorporated by reference herein. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan. Pursuant to the opinion, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”). On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal. Congoleum is continuing to manage its assets and businesses under the protection of the stay pending the outcome of the appeal.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling (the “Summary Judgment Ruling”) denying plan confirmation to the U.S. District Court for the District of New Jersey (the “District Court”). Appeal proceedings are underway before the District Court.

There can be no assurance that the Amended Joint Plan or any other plan of reorganization if proposed, will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse the Order of Dismissal or Summary Judgment Ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

2.	Recent Accounting Pronouncements:

The Company adopted FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, effective January 1, 2009, which requires the application of the fair value measurement and disclosure provisions of FAS 157 to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The impact of adoption was not material to the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” which requires those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB28-1 for the period ended June 30, 2009, did not have a material impact on the Company's consolidated financial statements. The fair value of the Company's financial instruments approximated the carrying value as of June 30, 2009 and December 31, 2008, in each case due to the short-term and the variable interest rate nature of the financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of June 30, 2009 which did not have an impact on its consolidated financial statements.

In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140 (FAS 166) and No. 167, Amendments to FASB Interpretation No. FIN 46(R) (FAS 167). FAS 166 eliminates the concept of a qualifying special-purpose entity, which did not require consolidation under existing GAAP, and limits the circumstances in which transferred financial assets should be derecognized. FAS 167 requires additional analysis of variable interest entities to determine if consolidation is necessary. The Company is currently evaluating the impact of FAS 166 and FAS 167 on its financial statements and, as required, will adopt the provisions of these standards effective January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company believes SFAS No. 168 will have an impact on its consolidated financial statements as all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

3.	Inventories:

A summary of the major components of inventories is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Finished goods	$25,318	$30,203
Work-in-process	2,131	852
Raw materials and supplies	3,652	4,759

Total inventories	$31,101	$35,814

4.	Income (Loss) Per Share

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

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at June 30, 2009 and December 31, 2008, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at June 30, 2009 and December 31, 2008, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions. A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement, was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on a Form 8-K filed on August 15, 2008, and incorporated by reference herein. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held in February 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan. Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal. Congoleum is continuing to manage its assets and businesses under the protection of the stay pending the outcome of the appeal.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the Summary Judgment ruling denying plan confirmation to the District Court. Appeal proceedings are underway before the District Court.

 There can be no assurance that the Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Amended Joint Plans will not be modified further, that any plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse the Order of Dismissal or Summary Judgment Ruling ,or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued proceedings with respect to any plan of reorganization. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

Under the proposed terms of the Amended Joint Plan, Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $70 million in new 9.75% senior secured notes maturing five years from issuance. The new senior secured notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization. In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would receive 30% of the common stock in reorganized Congoleum. Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the new senior secured notes and the common stock issued if the Amended Joint Plan takes effect.

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

During the first six months of 2009, the Company paid $4.2 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action (as defined below). In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan,and the expected terms of any future plan, including the Amended Joint Plans the Senior Note holders would not have received any post-petition interest. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded. Argument on the summary judgment motion was heard in November 2007 and by opinion dated December 28, 2007, the Bankruptcy Court denied the motion for summary judgment. Congoleum and the Bondholders' Committee have filed notice of appeal from this decision to the District Court and the matter remains pending. An amended complaint was filed in January 2009 in the Omnibus Avoidance Action updating certain claimant exhibit lists, and potential additional causes of action have been tolled pursuant to the Litigation Settlement discussed above.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as the triggering and allocation of asbestos losses to insurance policies. In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the Joint Plan. The State Court entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court. Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum again sought to stay Phase 2 of the Coverage Action trial, but after a hearing before the Bankruptcy Court, such stay was denied. The State Court also denied a motion to stay Phase 2 of the Coverage Action, and Congoleum has filed a motion for leave to appeal the denial of the stay, which motion is pending. Although a new case management order has not been entered, it is expected that the Phase 2 trial will commence in February 2010. Additional Phase 2 discovery is currently underway.

The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate. On July 30, 2009, certain insurers filed summary judgment motions seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement, the Amended Joint Plan or any other agreement for which the insurers' consent was not procured. The insurers likely will take the position that their motions impact all present and future asbestos claims. Congoleum intends to oppose these motions. Oral argument on the motions is scheduled for September 2009.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2008 to June 30, 2009:

(In thousands)	Balance at 12/31/2008	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 6/30/2009

Reserves
Current	$20,340	--	$(4,200)	--	$16,140

Receivables
Current	(1,322)	--	--	--	(1,322)

Net Asbestos Liability	$19,018		$(4,200)		$14,818

Restricted Cash
Insurance Proceeds	$29,683	$1,087	$0	$--	$30,770

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2007 to June 30, 2008:

(In thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 6/30/2008

Reserves
Current	$24,744	$--	$(8,472)	$--	$16,272

Receivables
Current	(10,490)	--		9,168	(1,322)

Net Asbestos Liability (Asset)	$14,254	$--	$(8,472)	$9,168	$14,950

Restricted Cash
Insurance Proceeds	$6,463	$22,912	$--	$--	$29,375

7.	Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Six months Ended
	June 30,
	2009	2008

Beginning balance	$1,476	$1,806
Accruals	1,556	1,762

Charges	(1,699)	(1,848)

Ending balance	$1,333	$1,721

8.	Liabilities Subject to Compromise

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

Liabilities subject to compromise are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	38,508	37,022
Other post-retirement benefit obligation	11,209	10,938
Pre-petition other liabilities	13,506	13,543

Total liabilities subject to compromise	$168,220	$166,500

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.	Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accrued warranty, marketing and sales promotion	$9,995	$13,167
Employee compensation and related benefits	2,921	3,349
Other	992	598
Total accrued liabilities	$13,908	$17,114

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of June 30, 2009 and December 31, 2008 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$307	$57	$381	$56
Interest cost	1,216	161	1,207	144
Expected return on plan assets	(863)	--	(1,198)	--
Recognized net actuarial loss	1,045	16	410	15
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	--	--	6	--
Net periodic benefit cost	$1,705	$234	$805	$215

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$614	$114	$762	$112
Interest cost	2,431	322	2,414	288
Expected return on plan assets	(1,725)	--	(2,396)	--
Recognized net actuarial loss	2,090	32	820	30
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	--	--	12	--
Net periodic benefit cost	$3,410	$468	$1,612	$430

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	June 30, 2009		June 30, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Discount rate	5.75%	5.75%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	--	7.00%	--
Rate of compensation increase	3.00%	--	5.00%	--

11.	Subsequent Events

The Company evaluated all events or transactions that occurred through August 13, 2009, the date the Company issued its financial statements. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in the accompanying consolidated financial statements.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions. A term sheet describing the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008 and reported by Congoleum on Form 8-K on August 15, 2008 and incorporated herein by reference. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement meets the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan. Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal. Congoleum is continuing to manage its assets and businesses under the protection of the stay pending the outcome of the appeal.

On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal and the summary judgment ruling denying plan confirmation to the District Court. Appeal proceedings are underway before the District Court. See Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are contained in Item I of Part I this Quarterly Report on Form 10-Q.

There can be no assurance that the Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse the Order of Dismissal or the Summary Judgment Ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

During the first six months of 2009, the Company paid $4.2 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

	Three months ended				Six months ended
	June 30,				June 30,
	2009		2008		2009		2008
	(In thousands of dollars)				(In thousands of dollars)

Net sales	$39,350		$47,166		$69,456		$94,863
Cost of sales	32,858		37,277		58,818		74,101
Gross profit	6,492	16.5%	9,889	21.0%	10,638	15.3%	20,762	21.9%
Selling, general and
administrative expenses	7,447	18.9%	9,238	19.6%	15,697	22.6%	18,370	19.4%

Operating (loss)income	(955)		651		(5,059)		2,392
Interest income(expense), net	(99)		64		(205)		995
Other income (expense), net	112		(350)		230		(414)
(Loss)income before taxes	(942)		365		(5,034)		2,973
Provision for income taxes	--		153		15		1,082

Net (loss)income	$(942)		$212		$(5,049)		$1,891

Net sales for the three months ended June 30, 2009 were $39.4 million as compared to $47.2 million for the three months ended June 30, 2008, a decrease of $7.8 million or 16.6% on net sales. The decrease is attributable to continued weakness in the manufactured housing and recreational vehicle industry coupled with soft new residential construction and remodeling activity.

Net sales for the six months ended June 30, 2009 were $69.5 million as compared to $94.9 million for the six months ended June 30, 2008, a decrease of $25.4 million or 26.8% on net sales. The decrease is attributable to substantially the same factors impacting the decline in second quarter sales described above.

Gross profit for the three months ended June 30, 2009 totaled $6.5 million, or 16.5% of net sales, compared to $9.9 million, or 21.0% of net sales, for the same period last year. The decrease in gross profit dollars reflects the lower sales levels while the reduced gross profit margin percentage reflects the impact of lower production volumes over which to spread fixed manufacturing overhead, partially mitigated by cost reductions enacted.

Gross profit for the six months ended June 30, 2009 totaled $10.6 million, or 15.3% of net sales, compared to $20.8 million, or 21.9% of net sales, for the same period last year. The decrease in gross profit dollars reflects the lower sales levels and the impact of unabsorbed fixed overhead spending, with the decline in gross profit margins reflecting lower production volume over which to spread fixed manufacturing overhead, partially offset by improved plant efficiencies and manufacturing cost reductions, including workforce reductions.

Selling, general and administrative expenses were $7.4 million for the three months ended June 30, 2009 as compared to $9.2 million for the three months ended June 30, 2008, a decrease of $1.8 million. The decrease reflects cost reduction measures enacted during the first quarter including headcount and expense reductions.

Selling, general and administrative expenses were $15.7 million for the six months ended June 30, 2009 compared to $18.4 million for the six months ended June 30, 2008, a decrease of $2.7 million. Cost reduction measures instituted during the first quarter of 2009 substantially accounted for most of the decrease, partially offset by a severance charge of $0.5 million for the workforce reductions enacted.

Loss from operations totaled $1.0 million for the three months ended June 30, 2009 compared to income of $0.7 million for three months ended June 30, 2008, reflecting lower sales and gross margins, partially offset by lower operating expenses. Loss from operations was $5.1 million for the six months ended June 30, 2009 compared to income from operations of $2.4 million for the six months ended June 30, 2008, reflecting lower sales and gross margins, partially offset by the reduced selling, general and administrative expenses.

There was no provision for income taxes for the three months ended June 30, 2009. The full year effective tax rate is expected to approximate 34%. The Company recorded $15 thousand for the six months ended June 30, 2009.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 6 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During the first six months of 2009, the Company paid $4.2 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the Coverage Action. Furthermore, at June 30, 2009, the Company had incurred but not paid approximately $7.7 million in additional fees and expenses for services rendered through that date.

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

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2009, were $13.8 million, a decrease of $1.3 million from December 31, 2008. Restricted cash of $30.8 million at June 30, 2009 consists of insurance settlement proceeds, the disposition of which is subject to court order.  The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code. Net working capital was a negative $1.6 million at June 30, 2009 and December 31, 2008. The ratio of current assets to current liabilities was 1.0 to 1.0 at June 30, 2009 and December 31, 2008. Net cash used in operations during the six months ended June 30, 2009 was $1.9 million, as compared to $5.3 million during the six months ended June 30, 2008.

Capital expenditures for the six months ended June 30, 2009 totaled $1.5 million. The Company is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3 million and $5 million in 2010, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008. Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month. The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive. The interest rate was increased to 1.75% above the prime rate. A fee of $30 thousand was paid in connection with the waiver and amendment. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2009, based on the level of receivables and inventory, $21.5 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $17.2 million was utilized by the revolving loan.  During the second quarter of 2009 the Company received an extension on the existing financing facility to December 31, 2009. A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month.

           There can also be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. Congoleum was in compliance with the terms of the debtor-in-possession financing at June 30, 2009, as the excess borrowing availability it maintained under the revolving line of credit, exceeded the threshold required to test EBITDA. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2009 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There can be no assurance that the Amended Joint Plan or any other plan of reorganization proposed will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the Amended Joint Plan or any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, that the District Court will reverse the Order of Dismissal or the Summary Judgment Ruling, or that such approvals and appellate decisions will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

The Company currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for approximately 60% of the Company's net sales for the six months ended June 30, 2009 and 2008.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of June 30, 2009) of the outstanding shares of the Company’s common stock, representing a 65.5% voting interest. As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.	Defaults Upon Senior Securities:

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 8 of the Notes to Consolidated Financial Statements continued in Part I, Item 1, of this Quarterly Report on Form 10-Q) as of June 30, 2009. During 2007, the Company reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 4.	Submission of Matters to a Vote of Security Holders:

At the annual meeting of the Company's Stockholders held on May 12, 2009, all director nominees were elected.

The three nominees who were elected as Class A Directors will hold office until the meeting of stockholders to be held in 2012 and until their successors are duly elected and qualify. The results of the vote for the election of those Directors are set forth below.

Name	Number of Votes For	Number of Votes Withheld
William M. Marcus	10,873,193	607,330
C. Barnwell Straut	10,872,093	608,430
Jeffrey H. Coats	10,873,093	607,430

The Directors whose terms of office continued and the years their terms expire are as follows:

Class B Directors - Term Expires in 2010

Mark N. Kaplan
Richard G. Marcus
Mark S. Newman

Class C Directors - Term Expires in 2011

Roger S. Marcus
Adam H. Slutsky

Item 5.	Other Information:

On August 12, 2009, Congoleum Corporation, a Delaware corporation, issued a press release announcing its financial results for the three and six months ended June 30, 2009.  The text of the press release is filed herewith as Exhibit 99.1, and incorporated herein by reference.

Item 6.	Exhibits:

Exhibit Number	Exhibits

10.1	Amendment to Business Relations Agreement, dated as of June 17, 2009, by and between American Biltrite, Inc. and Congoleum Corporation

10.2	Seventh Amendment to Personal Services Agreement, dated as of June 17, 2009, by and between American Biltrite, Inc. and Congoleum Corporation

10.3
Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement, by and between Congoleum Corporation and Wachovia Bank, National Association, successor by merger to Congress Financial corporation dated as of June 9, 2009.

10.4	Letter from Wachovia Bank, National Association to Congoleum Corporation dated August 7, 2009, Re: Forbearance Period

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Press Release, dated August 12, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONGOLEUM CORPORATION
(Registrant)

Date: August 13, 2009	By: /s/Howard N. Feist III
Howard N. Feist III
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial & Accounting Officer)

Exhibit Index

Exhibit Number	Exhibits

10.1	Amendment to Business Relations Agreement, dated as of June 17, 2009, by and between American Biltrite, Inc. and Congoleum Corporation

10.2	Seventh Amendment to Personal Services Agreement, dated as of June 17, 2009, by and between American Biltrite, Inc. and Congoleum Corporation

10.3
Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement, by and between Congoleum Corporation and Wachovia Bank, National Association, successor by merger to Congress Financial corporation dated as of June 9, 2009.

10.4	Letter from Wachovia Bank, National Association to Congoleum Corporation dated August 7, 2009, Re: Forbearance Period

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Press Release, dated August 12, 2009