Form 10-Q
period 2009-09-30
CONGOLEUM CORP
filed 2009-11-13
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

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

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONGOLEUM CORPORATION

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$14,069	$15,077
Restricted cash	30,770	29,680
Accounts receivable, less allowances of $498 and $588
as of September 30, 2009 and December 31, 2008	16,078	13,789
Inventories	24,503	35,814
Prepaid expenses and other current assets	3,570	3,922
Total current assets	88,990	98,282
Property, plant and equipment, net	51,205	56,520
Deferred income taxes	8,098	8,098
Other assets, net	8,967	8,967
Total assets	$157,260	$171,867
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,871	$7,132
Accrued liabilities	15,037	17,114
Asbestos-related liabilities	44,792	50,022
Revolving credit loan	12,449	13,994
Deferred income taxes	6,533	6,533
Accrued taxes	71	123
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	89,750	99,915
Liabilities subject to compromise - long term	164,033	161,503
Total liabilities	253,783	261,418
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding at September 30, 2009
and December 31, 2008	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at September 30, 2009 and December 31, 2008	46	46
Additional paid-in capital	49,393	49,386
Retained deficit	(87,017)	(80,038)
Accumulated other comprehensive loss	(51,179)	(51,179)
	(88,710)	(81,738)
Less Class A common stock held in treasury, at cost; 1,073,560 shares at
September 30, 2009 and December 31, 2008	7,813	7,813
Total stockholders’ deficit	(96,523)	(89,551)
Total liabilities and stockholders’ equity (deficit)	$157,260	$171,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

 CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine months Ended
		September 30,
	2009	2008	2009	2008
Net sales	$37,359	$46,085	$106,815	$140,948
Cost of sales	31,872	37,765	90,690	111,866
Selling, general and administrative expenses	7,210	7,768	22,907	26,138
Asbestos related reorganization charges	--	11,491	--	11,491
Loss from operations	(1,723)	(10,939)	(6,782)	(8,547)
Other income (expense):
Interest income	--	49	3	1,241
Interest expense	8	(43)	(200)	(240)
Other (expense) / income	(180)	(377)	50	(791)

Loss before income taxes	(1,895)	(11,310)	(6,929)	(8,337)
Provision/ (benefit) for income taxes	35	(1,185)	50	(103)

Net Loss	$(1,930)	$(10,125)	$(6,979)	$(8,234)

Net Loss per common share
Basic & Diluted	$(0.23)	$(1.22)	$(0.84)	$(1.00)
Weighted average number of common shares
outstanding: Basic & Diluted	8,272	8,272	8,272	8,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,979)	$(8,234)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities:
Depreciation	7,242	7,607
Amortization	--	174
Asbestos related reorganization charges	--	11,491
Stock based compensation expense	7	14
Changes in certain assets and liabilities:
Accounts and notes receivable	(2,289)	(1,809)
Inventories	11,311	(1,548)
Prepaid expenses and other assets	352	(946)
Proceeds from legal fee disgorgement	--	9,168
Accounts payable	(1,261)	(1,567)
Accrued liabilities	(987)	(3,641)
Asbestos-related liabilities	(6,320)	(12,519)
Other	2,478	(137)
Net cash provided by / (used in) operating activities	3,554	(1,947)
Cash flows from investing activities:
Capital expenditures	(1,927)	(2,746)
Net cash (used in) investing activities	(1,927)	(2,746)
Cash flows from financing activities:
Net short-term borrowings	(1,545)	2,085
Net change in restricted cash	(1,090)	38
Net cash (used in) / provided by financing activities	(2,642)	2,123
Net decrease in cash and cash equivalents	(1,008)	(2,570)
Cash and cash equivalents:
Beginning of period	15,077	26,327
End of period	$14,069	$23,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included.  Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee ("ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under section 524(g) of the Bankruptcy Code (the “Plan Trust”) to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”).  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of the Company’s 8-5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, American Biltrite, Inc. (“ABI”), on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan of reorganization (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”).  In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”), which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle. A term sheet describing the proposed material terms of a new plan of reorganization (the “Amended Joint Plan”) and a settlement of avoidance litigation with respect to pre-petition settlement agreements regarding asbestos claims (the “Litigation Settlement”) was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law.  Pursuant to the opinion, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”). On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

On February 27, 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling (the “Summary Judgment Ruling”) unconfirmable as a matter of law to the U.S. District Court for the District of New Jersey (the “District Court”).  On August 17, 2009, the District Court issued an opinion and order (the “District Court Order”) reversing the Order of Dismissal.  With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the District Court assumed jurisdiction over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit Court of Appeals (the “Third Circuit”).  The Debtors, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending.

Following additional negotiations, on October 22, 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and disclosure statement with the District Court. The District Court has scheduled a hearing to consider the adequacy of the disclosure statement for the Second Amended Joint Plan for December 7, 2009.  A copy of the Second Amended Joint Plan and Disclosure Statement is available on Congoleum’s web site at www.Congoleum.com.

There can be no assurance that the Second Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Second Amended Joint Plan will not be modified further, that the Second Amended Joint Plan or any other plan will receive necessary court approvals from the District Court,  that such approvals will be received in a timely fashion, that any plan will be confirmed if the District Court Order were to be reversed, that any plan, if confirmed, will become effective,  that there will be sufficient funds to pay for continued proceedings with respect to  any plan of reorganization or that the Third Circuit will affirm the District Court Order if the appeal of the District Court Order by such insurers is not dismissed.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the District Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

    For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Note 6.

American Institute of Certified Public Accountant Statement provides guidance for Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The Company implemented this guidance in its consolidated financial statements for periods after December 31, 2003.

The companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company’s liabilities at December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

2.	Recent Accounting Pronouncements:

 In September 2006, the Financial Accounting Standards Board (the “FASB”) issued new guidance which provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. This guidance clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. It is effective for fiscal years beginning after November 15, 2007.  The Company adopted the standard on January 1, 2008 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued new guidance on “Interim Disclosures about Fair Value of Financial Instruments”.  This new guidance amends previous guidance “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends previous guidance “Interim Financial Reporting,” which requires those disclosures in summarized financial information at interim reporting periods.  This new guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance for the period ended September 30, 2009, did not have a material impact on the Company's consolidated financial statements. The fair value of the Company's financial instruments approximated the carrying value as of September 30, 2009 and December 31, 2008, in each case due to the short-term and the variable interest rate nature of the financial instruments.

In May 2009, the FASB issued new accounting guidance, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This standard is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009 which did not have an impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  On the effective date, the FASB Accounting Standards Codification became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission.  This statement became effective for financial statements issued for interim and annual periods ending after September 15, 2009.

3.	Inventories:

A summary of the major components of inventories is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Finished goods	$18,503	$30,203
Work-in-process	2,267	852
Raw materials and supplies	3,733	4,759

Total inventories	$24,503	$35,814

4.	Income (Loss) Per Share

    Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, unless their effect is anti-dilutive.

5.	Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at September 30, 2009 and December 31, 2008, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at September 30, 2009 and December 31, 2008, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

The most significant exposure for which the Company has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy/Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The Environmental Protection Agency (“EPA”) has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which the Company is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than$10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with the Company’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in the Company’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

Claims Settlement and Chapter 11 Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle,   A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008   Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization.   The Amended Joint Plan was filed with the Bankruptcy Court in November 2008.  In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held in February 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

On February 27, 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. On August 17, 2009, the District Courts issued an opinion and order reversing the Order of Dismissal.   With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the District Court assumed jurisdiction over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  The Debtors, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending.
.
Following additional negotiations, on October 22, 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan with the District Court. The District Court has scheduled a hearing to consider the adequacy of the disclosure statement for the Second Amended Joint Plan for December 7, 2009.

There can be no assurance that the Second Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Second Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from  the District Court,  that such approvals  will be received in a timely fashion, that any plan will be confirmed if the District Court Order were to be reversed, that any plan, if confirmed, will become effective,  that there will be  sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the Third Circuit will affirm the District Court Order if the appeal of the District Court Order by such insurers is not dismissed.

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy or District Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Although there can be no assurances as to the final terms of any future plan that may become effective, the proposed terms of the Second Amended Joint Plan provide that if the Second Amended Joint Plan is approved by the District Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the Second Amended Joint Plan.  Under the proposed terms of the Second Amended Joint Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims.  The Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability.  The Plan Trust also would receive 50.1% of the newly issued common stock in reorganized Congoleum when the Second Amended Joint Plan takes effect.

Under the proposed terms  of the Second Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017.  The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Second Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash.  During the period beginning with the interest payment due 12 months after the effective date of the Second Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Second Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

The indenture governing the New Senior Notes also will provide for the annual issuance of additional New Senior Notes ("Additional Notes"), with the amount of Additional Notes to be issued being determined as of the end of Congoleum’s fiscal year ending December 31, 2011, and on an annual basis at the end of each of the succeeding five years (each such date, a "Determination Date"), according to the following procedure.  As soon as practicable after each Determination Date, the average EBITDA for the two-year period ending on the Determination Date shall be calculated.  An assumed net debt capacity ("Net Debt Capacity") shall then be determined as of each such Determination Date by multiplying this two-year average annual EBITDA by four.   Additional Notes shall be issuable to holders of New Senior Notes with respect to a Determination Date to the extent that the Net Debt Capacity as of such Determination Date, plus any cash amount on Congoleum's balance sheet as of such Determination Date, exceeds the sum of (i) the amount of the balance of Reorganized Congoleum's working capital loan (determined as the daily average of such loan for the year ending on such Determination Date); (ii) the $33 million of New Senior Notes to be issued on the effective date of the Second Amended Joint Plan; (iii) the amount of Additional Notes issued with respect to all prior Determination Dates; and (iv) the amount of other interest-bearing debt outstanding as of such Determination Date.  The calculation of the amount of Additional Notes to be issued shall take place within three months after each Determination Date, and the issuance of such Additional Notes shall be deemed to have occurred as of the first day of the fiscal year following the Determination Date.  The indenture governing the New Senior Notes will provide that in no event will the cumulative amount of Additional Notes issued under the procedures described in this paragraph exceed $37 million.

The New Senior Notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would receive 49.9% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the New Senior Notes and 49.9% of the common stock issued if the Second Amended Joint Plan takes effect.

Under the proposed terms of the Second Amended Joint Plan, existing Class A and Class B common shares of Congoleum would be cancelled if the Second Amended Joint Plan takes effect and holders of those shares would not receive anything on account of their cancelled shares.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with approximately 79,000 asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement, along with a number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced an Omnibus Avoidance Action and a Sealed Avoidance Action (collectively, the “Avoidance Actions”) seeking to void the Claimant Agreement, individual settlements and other pre-petition agreements, including voiding the security interest granted to the Collateral Trust. In March 2006, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking to void the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006.  Subsequently, Congoleum filed another summary judgment motion in the Omnibus Avoidance Action seeking a determination that any security interests conveyed in connection with the Claimant Agreement and the other pre-petition asbestos settlement agreements were ineffective and unenforceable. In July 2007, the Bankruptcy Court ruled that the security interests in insurance collateral conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum’s insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of the Uniform Commercial Code; nor could such security interests be considered to be a common law pledge.  The Bankruptcy Court therefore granted summary judgment in Congoleum’s favor on those counts of the Omnibus Avoidance Action which sought to void these security interests.  In the event that a plan is not confirmed and the reorganization cases were dismissed, it is possible that the Avoidance Actions would be dismissed and the lien avoidance ruling would become a nullity.

During the first nine months of 2009, the Company paid $6.3 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Second Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action (as defined below).  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date including the Second Amended Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing.  The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company’s bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand.  The Second Amended Joint Plan provides for payment of those claims in full from certain insurance proceeds.

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

In May 2007, the State Court issued a decision ruling that Congoleum’s insurers have no coverage obligations under New Jersey law for the Claimant Agreement.  In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not any claimant recovered insurance proceeds.  Based in part upon that finding, Congoleum filed an objection (the “Omnibus Objection”) in the Bankruptcy Court in June  2007 requesting that all asbestos-related personal injury claims settled and/or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement or the Claimant Agreement be disallowed and expunged.  The Omnibus Objection also requested in the event the Bankruptcy Court found that the holders of Settled Claims retained viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and the claims settled thereunder be disallowed and expunged because, since the filing of Congoleum’s bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection in July 2007 and ruled that the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court had jurisdiction over all the affected claimants and that their due process rights were otherwise protected.  The Company amended the Omnibus Avoidance Action to seek the same relief requested in the Omnibus Objection.

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection.  In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded.  On December 28, 2007, the Bankruptcy Court denied the motion for summary judgment.  Congoleum and the Bondholders' Committee filed a notice of appeal from this decision to the District Court and the appeal has been administratively terminated and all parties have reserved their rights. The Fourth Amended Complaint was filed in January 2009 in the Omnibus Avoidance Action updating certain claimant exhibit lists, and potential additional causes of action have been tolled pursuant to the Litigation Settlement discussed above.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as the triggering and allocation of asbestos losses to insurance policies.  In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the Joint Plan.  The State Court entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court.  Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum again sought to stay Phase 2 of the Coverage Action trial, but after a hearing before the Bankruptcy Court, such stay was denied.  The State Court also denied a motion to stay Phase 2 of the Coverage Action, and Congoleum has filed a motion for leave to appeal the denial of the stay. On appeal, the State Court’s Order denying a stay was affirmed.

On July 30, 2009, certain insurers filed summary judgment motions seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that were the subject of the Claimant Agreement, the Joint Plan, the Amended Joint Plan or are part of any other agreement for which the insurers' consent was not procured or is not procured in the future.  The insurers likely will take the position that their motions impact all present and future asbestos claims.  Congoleum has opposed these motions.   The State Court denied these motions. The Phase 2 trial is scheduled to begin on February 12, 2010.  The precise scope of the Phase 2 trial is in dispute.  The parties have submitted competing case management orders to define the scope of the Phase 2 trial, but no case management order has been entered by the Court.  The Court’s ruling on the insurers’ motions for summary judgment may impact the scope of issues to be tried in Phase II. The third and final phase of the Coverage Action trial will address bad faith punitive damages, if appropriate.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2008 to September 30, 2009:

(In thousands)	Balance at 12/31/2008	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 9/30/2009

Reserves
Reserve for reorganization costs	$20,340	--	$(6,321)	--	$14,019

Insurance Proceeds	$29,682	$1,091	$--	$--	$30,773

Total Asbestos Liability	$50,022	$1,091	$(6,321)	$--	$44,792

Receivables
Receivable from Trust (in other current assets)	(1,322)	--	--	--	(1,322)

Net Asbestos Liability	$48,700	$1,091	$(6,321)	--	$43,470

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2007 to September 30, 2008:

(In thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 9/30/2008

Reserves
Reserve for reorganization costs	$24,744	$11,491	$(12,519)	$--	$23,716

Insurance Proceeds	$6,463	$22,700	$375	$--	$29,538

Total Asbestos Liability	$31,207	$34,191	$(12,144)	$--	$53,254

Receivables
Receivable from Trust (in other current assets)	(10,490)	--	--	9,168	(1,322)

Net Asbestos Liability	$20,717	$34,191	$(12,144)	$9,168	$51,932

7.	Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Nine months Ended
	September 30,
	2009	2008

Beginning balance	$1,476	$1,806
Accruals	2,458	2,428

Charges	(2,553)	(2,689)

Ending balance	$1,381	$1,545

8.	Liabilities Subject to Compromise

As a result of the Company’s Chapter 11 filing (see Notes 1 and 6), the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Second Amended Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	39,335	37,022
Other post-retirement benefit obligation	11,339	10,938
Pre-petition other liabilities	13,359	13,543

Total liabilities subject to compromise	$169,030	$166,500

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.	Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accrued warranty, marketing and sales promotion	$10,669	$13,167
Employee compensation and related benefits	3,188	3,349
Other	1,180	598
Total accrued liabilities	$15,037	$17,114

As a result of the Company’s Chapter 11 bankruptcy filing, certain liabilities are included in liabilities subject to compromise on the balance sheet as of September 30, 2009 and December 31, 2008 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$307	$57	$381	$56
Interest cost	1,216	161	1,207	144
Expected return on plan assets	(863)	--	(1,198)	--
Recognized net actuarial loss	1,045	16	410	15
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	--	--	6	--
Net periodic benefit cost	$1,705	$234	$806	$215

	Nine months Ended		Nine months Ended
	September 30, 2009		September 30, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Components of Net Periodic Benefit Cost:
Service cost	$921	$171	$1,143	$168
Interest cost	3,647	483	3,621	432
Expected return on plan assets	(2,588)	--	(3,594)	--
Recognized net actuarial loss	3,134	48	1,230	45
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	1	--	18	--
Net periodic benefit cost	$5,115	$702	$2,418	$645

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	September 30, 2009		September 30, 2008
		Other		Other
	Pension	Benefits	Pension	Benefits
Discount rate	5.75%	5.75%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	--	7.00%	--
Rate of compensation increase	3.00%	--	5.00%	--

11.	Subsequent Events

    The Company evaluated all events or transactions that occurred through November 13, 2009, the date the Company issued its financial statements.  No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Results of Operations

The Company’s business is cyclical and is affected by the same economic factors that affect the remodeling and housing industries in general, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  Economic conditions experienced in 2008 and 2009 had a significant negative impact on the Company’s sales and results of operations, and those effects may continue in 2010.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.  In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the

Plan Trust to pay asbestos claims against Congoleum.  In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.  In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn.  In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof.  In March 2006, Congoleum filed the Eighth Plan.  In addition, CNA filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place from June through September 2006.  During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006.  CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization.  Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006.  Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed the CNA Plan.  In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.  In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law.  The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions.  In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties  seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle.   A term sheet describing the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008.   Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal. Congoleum is continuing to manage its assets and businesses under the protection of the stay pending the outcome of the appeal.

On February 27, 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court.  On August 17, 2009, the District Court issued an opinion and order reversing the Order of Dismissal   With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the District Court assumed jurisdiction over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  The Debtors, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending.

Following additional negotiations, on October 22, 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan with the District Court. The District Court has scheduled a hearing to consider the adequacy of the disclosure statement for the Second Amended Joint Plan for December 7, 2009.   See Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are contained in Item I of Part I this  Quarterly  Report on Form 10-Q.

There can be no assurance that the Second Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Second Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed if the District Court Order were reversed, that any plan, if confirmed, will become effective,  that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the Third Circuit will affirm the District Court Order if the appeal of the District Court Order by such insurers is not dismissed.  It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the District Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum’s previously proposed plans of reorganization and related matters and are expected to file objections to the Second Amended Joint Plan.  Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Second Amended Joint Plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million, as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Second Amended Joint Plan provide for a settlement of litigation related to the Avoidance Actions.  However, at this time, it is not possible to estimate how that settlement may affect the nominal liability.  In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first nine months of 2009, the Company paid $6.3 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action.  Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and subsequent plans proposed to date, including the Second Amended Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and anticipated timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

Costs for pursuing and implementing the Second Amended Joint Plan or any other plan of reorganization could be materially higher than currently recorded or previously estimated.  Delays in proposing, filing or obtaining approval of the Second Amended Joint Plan, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than the Company has previously estimated.  The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q, for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization.  Readers should also refer to the proposed Disclosure Statement with respect to the Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of October 22, 2009, a copy of which has been filed as an exhibit to the Company’s Report on Form 8-K dated October 22, 2009 filed with the Securities and Exchange Commission on October 28, 2009.

	Three months ended				Nine months ended
	September 30,				September 30,
	2009		2008		2009		2008
	(In thousands of dollars)				(In thousands of dollars)

Net sales	$37,359		$46,085		$106,815		$140,948
Cost of sales	31,872		37,765		90,690		111,866
Gross profit	5,487	14.7%	8,320	18.1%	16,125	15.1%	29,082	20.6%
Selling, general and
administrative expenses	7,210	19.3%	7,768	16.9%	22,907	21.4%	26,138	18.5%
Asbestos related charges	--		11,491		--		11,491

Operating loss	(1,723)		(10,939)		(6,782)		(8,547)
Interest income(expense), net	8		6		(197)		1,001
Other income (expense), net	(180)		(377)		50		(791)
Loss before taxes	(1,895)		(11,310)		(6,929)		(8,337)
Provision/(benefit) for income taxes	35		(1,185)		50		(103)

Net loss	$(1,930)		$(10,125)		$(6,979)		$(8,234)

Net sales for the three months ended September 30, 2009 were $37.4 million as compared to $46.1 million for the three months ended September 30, 2008, a decrease of $8.7 million or 18.9% on net sales. The sales decline was primarily a result of significantly lower sales to the manufactured housing industry as well as continuing weakness in the residential new construction and remodeling categories.

Net sales for the nine months ended September 30, 2009 were $106.8 million as compared to $140.9 million for the nine months ended September 30, 2008, a decrease of $34.1 million or 24.2%. The year-to-date sales shortfall reflects lower sales to the manufactured housing industry as a result of sharp reductions in manufactured and RV home production during 2009, coupled with declines in new residential construction and remodeling activity demand.

Gross profit for the three months ended September 30, 2009 totaled $5.5 million, or 14.7% of net sales, compared to $8.3 million, or 18.1% of net sales, for the same period last year. The decrease in gross profit dollars resulted from the lower sales levels while the reduced gross profit margin percentage reflects the impact of lower production volumes (resulting from both lower and demand and inventory reductions) over which to spread fixed manufacturing overhead, partially mitigated by cost reductions enacted earlier in the year.

           Gross profit for the nine months ended September 30, 2009 totaled $16.1 million, or 15.1% of net sales, compared to $29.1 million, or 20.6% of net sales, for the same period last year. The decrease in gross profit dollars resulted from the lower sales levels and the impact of unabsorbed fixed overhead spending, with the decline in gross profit margins reflecting lower production volume over which to spread fixed manufacturing overhead, partially offset by manufacturing costs reductions, including workforce reductions.

Selling, general and administrative expenses were $7.2 million for the three months ended September 30, 2009 as compared to $7.8 million for the three months ended September 30, 2008. The decrease reflects cost reductions measures enacted during the first quarter of 2009, including headcount and expense reductions, partially offset by increased pension expense of $0.9 million.

Selling, general and administrative expenses were $22.9 million for the nine months ended September 30, 2009 or 21.4% of net sales, compared to $26.1 million or 18.5% of net sales for the nine months ended September 30, 2008, Cost reduction measures instituted during the first quarter of 2009 accounted for most of the decrease, partially offset by a severance charge of $0.5 million and incremental pension expense of $2.7 million.

The loss from operations was $1.7 million for the three months ended September 30, 2009 compared to a loss of $10.9 million for three months ended September 30, 2008.  The three months ending September 30, 2008 included an $11.5 million charge to add to the reorganization related reserve. The loss from operations for the nine months ended September 30, 2009 was $6.8 million compared to a loss from operations of $8.5 million for the same period last year, which included a charge of $11.5 million to add to the reorganization reserve.

Due to the inability to recognize any tax benefits associated with operating losses, the Company expects its effective tax rate for 2009 will be negligible.  The Company recorded a provision of $35 thousand for income taxes for the three months ended September 30, 2009.  For the nine months ended September 30, 2009 the Company has recorded $50 thousand as a provision for income taxes. The Company recorded a tax benefit of $1.2 million during the third quarter of 2008 primarily related to the deferred federal tax impact (net of valuation allowance) of $11,491 in additional asbestos reserves recorded in the third quarter 2008.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 6 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During the first nine months of 2009, the Company paid $6.3 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the Coverage Action.  Furthermore, at September 30, 2009, the Company had incurred but not paid approximately $5.7 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Second Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date, including the Second Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2009, were $14.1 million, a decrease of $1.0 million from December 31, 2008.  Restricted cash of $30.8 million at September 30, 2009 consists of insurance settlement proceeds, the disposition of which is subject to court order.   The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Net working capital was a negative $0.8 million at September 30, 2009 and a negative $1.6 million at December 31, 2008.

The ratio of current assets to current liabilities was 1.0 to 1.0 at September 30, 2009 and December 31, 2008.  Net cash provided by operations during the nine months ended September 30, 2009 was $3.6 million, as compared to net cash used in operations of $1.9 million during the nine months ended September 30, 2008.

Capital expenditures for the nine months ended September 30, 2009 totaled $1.9 million.  The Company is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3 million and $5 million in 2010, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate. During the second quarter of 2009 the Company received an extension of the existing financing facility to December 31, 2009.  A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month.  In connection with the amendment for the period ending December 31, 2009, minimum EBITDA covenants were set for the months ending up through December 31, 2009.  Borrowings under this facility are collateralized by inventory and receivables.  At September 30, 2009, based on the level of receivables and inventory, $18.6 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $12.4 million was utilized by the revolving loan.     In November, 2009, Congoleum and Wachovia agreed to a further modification of the credit facility that extends the facility until the earlier of June 30, 2010 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective.  The amendment also provided an additional $5 million of availability under the revolver secured by certain real estate.  The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009.  In connection with the amendment, Congoleum will grant Wachovia a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment will be executed upon approval by the District Court, which has been requested.  A $60 thousand amendment fee will be payable at that time.

There can also be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was in compliance with the terms of the debtor-in-possession financing at September 30, 2009, as the excess borrowing availability it maintained under the revolving line of credit exceeded the threshold at which it was required to meet minimum EBITDA levels.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 and 2010 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing.  The Company cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2009 and 2010.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Off- Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of September 30, 2009 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The information contained in Note 5, “Environmental and Other Liabilities”, and Note 6, “Asbestos Liabilities”, of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

There can be no assurance that the Second Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Second Amended Joint Plan will not be modified further, that the Second Amended Joint Plan or any other plan will receive necessary court approvals from the District Court,  that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the Third Circuit will affirm the District Court Order if the appeal of the District Court Order by such insurers is not dismissed.

 It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, when confirmed, would ultimately provide, and whether the District Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective.  If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in  connection with seeking confirmation of the Second Amended Joint Plan or any other plan of reorganization or in connection with the New Jersey State Court (the “State Court”) insurance coverage litigation discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds.  Such a circumstance would likely result in the Company not being able to confirm the Second Amended Joint Plan or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through any  plan of reorganization  include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely  agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by the Company (including the results of any relevant appeals)  (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

Under the Second Amended Joint Plan, if confirmed and effective, holders of existing equity securities will receive nothing on account of their interests.

Under the terms of the Second Amended Joint Plan, existing Class A and Class B common shares of Congoleum will be cancelled when the plan takes effect and holders of those shares will not receive anything on account of their cancelled shares.

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold; the Company's common stock will be cancelled if the Second Amended Joint Plan is confirmed and becomes effective.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange ("Amex") on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for the Company’s shares. Under the terms of the Second Amended Joint Plan, if confirmed and effective, the Company's common stock will be cancelled.

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

The Company is subject to the effects of general economic conditions.  The current recession has had and continues to have serious negative consequences for the Company's business, results of operations and financial condition.  Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions.  The Company has experienced a very significant decline in sales as a result of weakness in the housing and manufactured housing/RV market and general economy.  The Company may experience further sales declines resulting from continued deterioration in the housing market and a further decline in consumer confidence, and there can be no assurances as to the timing of any recovery in these markets.

The Company could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company's facilities.

The Company's business depends upon its ability to timely manufacture and deliver products that meet the needs of its customers and the end users of the Company's products. If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains.  Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company's business, results of operations and financial condition.  The reductions in its inventory levels that the Company has made during 2009 in response to market conditions could make the adverse impact of any disruption more pronounced.

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

The Company currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor.  These two distributors accounted for approximately 60% of the Company's net sales for the nine months ended September 30, 2009 and 2008.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of September 30, 2009) of the outstanding shares of the Company’s common stock, representing a 65.5% voting interest.  As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval.  In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.	Defaults Upon Senior Securities:

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 8 of the Notes to Consolidated Financial Statements continued in Part I, Item 1, of this Quarterly Report on Form 10-Q) as of September 30, 2009.  During 2007, the Company reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan and the terms of all subsequent plans proposed to date, including the Second Amended Joint Plan.

Item 4.	Submission of Matters to a Vote of Security Holders:

      None.

Item 5.	Other Information:

On November 11, 2009, Congoleum Corporation, issued a press release announcing its financial results for the three and nine months ended September 30, 2009.  The text of the press release is filed herewith as Exhibit 99.1, and incorporated herein by reference.

Item 6.	Exhibits:

Exhibit Number	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Press Release, dated November 11, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONGOLEUM CORPORATION
(Registrant)

Date:	November 13, 2009	By: /s/Howard N. Feist III
Howard N. Feist III
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial & Accounting Officer)

Exhibit Index

Exhibit Number	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Press Release, dated November 11, 2009