Form 10-K
period 2009-12-31
CONGOLEUM CORP
filed 2010-03-19
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [  ] NO [X]

As of June 30, 2009, the aggregate market value of all shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $73.3 thousand based on the last sales price of $0.02 per share as reported by Pink OTC Markets.  There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange ("Amex") on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. From February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for its shares. Under the terms of the Company’s Fourth Amended Joint Plan, if confirmed and effective, shares of the Company's Class A and Class B common stock will be cancelled and holders of those shares will receive nothing on account of their interest.

For purposes of determining this amount, affiliates are defined as directors and executive officers of the Registrant, American Biltrite Inc. and Hillside Capital Incorporated.  All of the shares of Class B Common Stock of the Registrant are held by affiliates of the Registrant.

As of March 12, 2010, an aggregate of 3,663,390 shares of Class A Common Stock and an aggregate of 4,608,945 shares of Class B Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Congoleum Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 3, 2010, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

 On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against Congoleum related to the use of asbestos in its products decades ago. The U.S. District Court for the District of New Jersey (the “District Court”) assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court in August 2009. See Item 3 of this Annual Report on Form 10-K and Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K, for a discussion of the Company’s bankruptcy proceedings. See also Item 1A for a discussion of risk factors relating to the Company.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through its Internet website (www.congoleum.info), as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Distribution

The Company currently sells its products through approximately 13 distributors providing approximately 42 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Net sales to customers in the United States for the years ended December 31, 2009 and 2008 totaled $126.3 million and $161.0 million, respectively, with net sales to customers outside the United States for the years ended December 31, 2009 and 2008 totaling $8.6 million and $11.6 million, respectively.

The Company’s sales pattern is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. See Note 21 of the Notes to Consolidated Financial Statements contained in Item 8 if this Annual report on Form 10-K for a comparison of quarterly operating results for the years ended December 31, 2009 and 2008. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty. At December 31, 2009, the backlog of unshipped orders was $6.2 million, compared to $5.8 million at December 31, 2008.

The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor would have a material adverse impact on the Company’s sales, at least until a suitable replacement was in place. For the year ended December 31, 2009, two customers each accounted for over 10% of the Company’s net sales. These customers were its manufactured housing market distributor, LaSalle-Bristol Corporation, and its retail market distributor, Mohawk Industries, Inc. Together, they accounted for approximately 60% of the Company’s net sales in 2009.

Working Capital

   The Company produces goods for inventory and sells on credit to customers. Generally, the Company’s distributors carry inventory as needed to meet local or rapid delivery requirements. The Company’s credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

 Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2010 while under Chapter 11 protection, although there can be no assurance in light of current business conditions. The existing financing facility expires June 30, 2010. There can also be no assurance that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. Congoleum was in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2009. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. There can be no assurances the Company will be able to obtain such exit financing or under what terms it might be obtained.

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

Research and Development

The Company’s research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. Research and development cost for the year ended December 31, 2009 were $2.5 million compared to $3.8 million for the year ended December 31, 2008.

Environmental Regulation

Due to the nature of the Company's business and certain of the substances which are or have been used, produced or discharged by the Company, the Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. Pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, the Company is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey’s Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. The Company does not anticipate that the additional costs of these measures will be significant. The Company also agreed to be financially responsible for any cleanup measures required at its Trenton tile facility when that facility was acquired in 1993. In 2009, the Company did not expend any capital for environmental compliance and control facilities.

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

Employees

At December 31, 2009, the Company employed a total of 523 employees compared to 613 employees at December 31, 2008. All are full-time employees.

The Company has entered into collective bargaining agreements with hourly employees at its four plants and with the drivers of the trucks that provide interplant transportation. These agreements cover approximately 360 of the Company’s employees. The Trenton tile plant has a five-year collective bargaining agreement with United Steelworkers of America – Local 547, which expires in May 2013. The Trenton warehouse has a five-year collective bargaining agreement with United Steelworkers of America – Local 107L, which expires in January 2011. The Marcus Hook plant has a five-year collective bargaining agreement with the United Steelworkers of America – Local 12698-01, which expires in November 2013. The Marcus Hook plant also has a five-year collective bargaining agreement with the Teamsters Union – Local 312, which expires in January 2014. The Finksburg plant has a five-year collective bargaining agreement with the United Steelworkers of America – Local 9477-27, which expires in January 2015. In the past five years, there have been no strikes by employees of the Company and the Company believes that its employee relations are satisfactory.

Item 1A.	RISK FACTORS

The Company has significant asbestos liability and funding exposure.

The Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Item 3 of this Annual Report on Form 10-K and Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that the Fourth Amended Joint Plan (as hereinafter defined) or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that the Fourth Amended Joint Plan or any other plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the order approving the Multi-Insurer Settlement (as hereinafter defined) will become a final order, thereby causing the termination of the appeal of the District Court Order (as hereinafter defined) before the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”).

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Fourth Amended Joint Plan or any other plan of reorganization or in connection with the New Jersey State Court (the “State Court”) insurance coverage litigation discussed elsewhere in this Annual Report on Form 10-K are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds. Such a circumstance would likely result in the Company not being able to confirm the Fourth Amended Joint Plan or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through any plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of the Company and American Biltrite, Inc., the Company’s controlling shareholder (“ABI”), to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that will be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by the Company (including the results of any relevant appeals), (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

Under the Fourth Amended Joint Plan, if confirmed and effective, holders of existing equity securities will receive nothing on account of their interests.

Under the terms of the Fourth Amended Joint Plan, existing Class A and Class B common shares of Congoleum will be cancelled when the plan takes effect and holders of those shares will not receive anything on account of their cancelled shares.

The Company’s common stock is thinly traded, which will affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold; the Company's common stock will be cancelled if the Fourth Amended Joint Plan is confirmed and becomes effective.

There has been and may continue to be, at least for the immediate future, a limited public market for the Company’s common stock. The Company’s Class A common stock was delisted by the American Stock Exchange on February 19, 2008 because it did not meet Amex listing standards for share value, share price and aggregate market capitalization. Since February 19, 2008, the Company’s common stock has not been listed on any securities exchange or on an automated dealer quotation system. Accordingly, there is a limited trading market for the Company’s shares. Under the terms of the Fourth Amended Joint Plan, if confirmed and effective, the Company's common stock will be cancelled.

The Company may incur substantial liability for environmental, product and general liability claims other than asbestos-related claims, and its insurance coverage and its likely recoverable insurance proceeds may be substantially less than the liability incurred by the Company for these claims.

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

Limited Liability Insurance: As a result of various insurance settlement agreements entered into in connection with its reorganization, and subject to the satisfaction of certain conditions and payment of settlement amounts, the Company's insurers have bought back, and the Company has released its rights in, certain primary liability insurance policies and substantially all excess general liability policies (except those issued by Chartis (formerly AIG)) issued prior to January 1, 1986, as well as many such policies issued on or after that date. Subject to their terms, conditions, and underlying and upper limits, these policies might otherwise have provided coverage for liabilities that may be discharged by the Company. It is expected that all proceeds from these insurance policy settlement agreements will be paid to the Plan Trust. While a $3 million reserve fund from such proceeds will be established to cover non-asbestos claims, such reserve may not be adequate to cover any liabilities that may arise and the Company may face substantial uninsured environmental liability obligations.

The Company is dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or an increase in its raw material costs.

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

The Company operates in a highly competitive industry and some of its competitors have greater resources and broader distribution channels than the Company.

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

The Company is subject to the effects of general economic conditions. The current economic environment has had and continues to have serious negative consequences for the Company's business, results of operations and financial condition. Moreover, the Company's business is cyclical and is affected by the economic factors that affect the remodeling and housing industries in general and the manufactured housing industry specifically, including the availability of credit, consumer confidence, changes in interest rates, market demand and general economic conditions. The Company has experienced a very significant decline in sales as a result of weakness in the housing and manufactured housing/RV market and general economy. The Company may experience further sales declines resulting from any further deterioration in the housing market and a further decline in consumer confidence, and there can be no assurances as to the timing or extent of any recovery in these markets.

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

The Company currently sells its products through approximately 13 distributors providing approximately 42 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor would have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for approximately 60% and 63% of the Company's net sales for the years ended December 31, 2009 and 2008, respectively.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of December 31, 2009) of the outstanding shares of the Company’s common stock, representing a 65.5% voting interest. As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The Company owns four manufacturing facilities located in Maryland, Pennsylvania and New Jersey and leases corporate and marketing offices in Mercerville, New Jersey, which are described below:

Location	Owned/Leased	Usage	Square Feet

Finksburg, MD	Owned	Felt	107,000
Marcus Hook, PA	Owned	Sheet Flooring	1,000,000
Trenton, NJ	Owned	Sheet Flooring	1,050,000
Trenton, NJ	Owned	Tile Flooring	282,000
Mercerville, NJ	Leased	Corporate Offices	47,000

The Finksburg facility consists primarily of a 16-foot wide flooring felt production line.

The Marcus Hook facility is capable of manufacturing rotogravure printed sheet flooring in widths of up to 16 feet. Major production lines at this facility include a 12-foot wide oven, two 16-foot wide ovens, a 12-foot wide printing press and a 16-foot wide printing press.

The Trenton sheet facility is utilized for examination, packing and warehousing of all sheet products (except products for the manufactured housing market) as well as warehousing of tile products.

The Trenton tile facility consists of three major production lines, which are a four-foot wide commercial tile line, a two-foot wide residential tile line and a one-foot wide residential tile line.

Productive capacity and extent of utilization of the Company’s facilities are dependent on a number of factors, including the size, construction, and quantity of product being manufactured, some of which also dictate which production line(s) must be utilized to make a given product. The Company’s major production lines were operated an average of 39% of the hours available on a five-day, three-shift basis in 2009 with the corresponding figure for individual production lines ranging from 21% to 55%.

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

In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum’s exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the “Eighth Plan”). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of the Company’s 8-5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and the Company’s controlling shareholder, ABI, on certain terms of an amended plan of reorganization (the “Ninth Plan”), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders’ Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders’ Committee reached agreement on the terms of a new amended plan of reorganization (the “Tenth Plan”), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders’ Committee’s withdrawal of support for CNA’s plan, CNA filed an amended plan of reorganization (the “CNA Plan”). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the “Eleventh Plan”), which reflected minor technical changes agreed to by the various parties supporting Congoleum’s plan.

In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle. A term sheet describing the proposed material terms of a new plan of reorganization (the “Amended Joint Plan”) and a settlement of avoidance litigation with respect to pre-petition settlement agreements regarding asbestos claims (the “Litigation Settlement”) was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009. In February 2009, the Bankruptcy Court granted the insurers’ motion and found certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the “Summary Judgment Ruling”). Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”). In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued an opinion and order (the “District Court Order”) reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Circuit Court. Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and within three business days of the order approving the Multi-Insurer Settlement becoming a final order, such appeal will be terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and the disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations (the “Multi-Insurer Settlement”). Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. Further insurance settlements totaling $109 million have received either Bankruptcy Court or District Court approval.

On February 12, 2010, the Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed a revised plan of reorganization (the “Third Amended Joint Plan”) and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC (the “Fourth Amended Joint Plan”). The terms of the Third and Fourth Amended Joint Plans are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed if the District Court Order were to be reversed, that any plan, if confirmed, will become effective, that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the order approving the Multi-Insurer Settlement will become a final order, thereby causing the termination of the appeal of the District Court Order before the Third Circuit. .

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approvals and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum has reached settlement agreements with all but one of its insurance carriers, and that insurance carrier has filed various objections to the Fourth Amended Joint Plan. Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Fourth Amended Joint Plan.

Although there can be no assurances as to the final terms of any plan that may become effective, the proposed terms of the Fourth Amended Joint Plan provide that if the Fourth Amended Joint Plan is approved by the District Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the Fourth Amended Joint Plan. Under the proposed terms of the Fourth Amended Joint Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims. The Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability. The Plan Trust also would receive 50.1% of the newly issued common stock in reorganized Congoleum when the Fourth Amended Joint Plan takes effect.

Under the proposed terms of the Fourth Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017. The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Fourth Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash. During the period beginning with the interest payment due 12 months after the effective date of the Fourth Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Fourth Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

The indenture governing the New Senior Notes also will provide for the annual issuance of additional New Senior Notes ("Additional Notes"), with the amount of Additional Notes to be issued being determined as of the end of Congoleum’s fiscal year ending December 31, 2011, and on an annual basis at the end of each of the succeeding five years (each such date, a "Determination Date"), according to the following procedure. As soon as practicable after each Determination Date, the average EBITDA for the two-year period ending on the Determination Date shall be calculated. An assumed net debt capacity ("Net Debt Capacity") shall then be determined as of each such Determination Date by multiplying this two-year average annual EBITDA by four. Additional Notes shall be issuable to holders of New Senior Notes with respect to a Determination Date to the extent that the Net Debt Capacity as of such Determination Date, plus any cash amount on Congoleum's balance sheet as of such Determination Date, exceeds the sum of (i) the amount of the balance of Reorganized Congoleum's working capital loan (determined as the daily average of such loan for the year ending on such Determination Date); (ii) the $33 million of New Senior Notes to be issued on the effective date of the Fourth Amended Joint Plan; (iii) the amount of Additional Notes issued with respect to all prior Determination Dates; and (iv) the amount of other interest-bearing debt outstanding as of such Determination Date. The calculation of the amount of Additional Notes to be issued shall take place within three months after each Determination Date, and the issuance of such Additional Notes shall be deemed to have occurred as of the first day of the fiscal year following the Determination Date. The indenture governing the New Senior Notes will provide that in no event will the cumulative amount of Additional Notes issued under the procedures described in this paragraph exceed $37 million.

The New Senior Notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization. In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would receive 49.9% of the common stock in reorganized Congoleum. Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the New Senior Notes and 49.9% of the common stock issued if the Fourth Amended Joint Plan takes effect.

Under the proposed terms of the Fourth Amended Joint Plan, existing Class A and Class B common shares of Congoleum would be cancelled if the Fourth Amended Joint Plan takes effect and holders of those shares would not receive anything on account of their cancelled shares.

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("GHR") as special insurance counsel to the Company. An insurance company appealed the retention order. In October 2005, the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. As a result of the Circuit decision on GHR's retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR agreed to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order. The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings. The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

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

In 2009, the Company paid $8.7 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action (as defined below). Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date including the Fourth Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for estimated costs to effect its reorganization.

There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company’s bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Fourth Amended Joint Plan provides for payment of those claims in full from certain insurance proceeds.

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13.0 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation pending in the New Jersey State Court (the "State Court") between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. The Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Plan Trust. As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered. The excess carriers have objected to the reasonableness of several of these settlements, and Congoleum believes that they will continue to dispute the reasonableness of the settlements and contend that their policies still are not implicated and will dispute their coverage for that and other various reasons in the Coverage Action.

In 2003 in connection with the Claimant Agreement, the excess insurance carriers objected to the global settlement of the asbestos claims pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violated provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contended the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm’s length or in good faith. Additionally, certain insurers argued that Congoleum’s entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety. Certain insurers also claimed that the Claimant Agreement voids their entire policy obligations. Congoleum disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

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

The first phase of the Coverage Action trial began in August 2005. Phase 1 was limited to deciding whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the asbestos claims settled under the terms of the global Claimant Agreement. Three months into the trial, in October 2005, the Third Circuit ruled that GHR, which had been acting as the Company’s insurance co-counsel in the Coverage Action, had other representations which were in conflict with its representation of Congoleum. As a result of this ruling, with Bankruptcy Court approval, Congoleum retained the firm of Covington & Burling to represent it as co-counsel with Dughi & Hewit in the insurance coverage litigation and insurance settlement matters previously handled by GHR.

In the middle of Congoleum presenting its case, in or about mid-November 2005 and early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the Third Circuit decision regarding GHR and/or Congoleum’s filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues. Congoleum opposed the motions. The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment. (The Avoidance Actions sought, among other things, to void the security interest granted to the Collateral Trust and avoidance of the Claimant Agreement and certain individual pre-petition settlements.)

During 2005 and 2006 Congoleum entered into a number of settlement agreements with the excess insurance carriers over coverage for asbestos related claims.

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

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded. In December 2007, the Bankruptcy Court denied the motion for summary judgment. Congoleum and the Bondholders' Committee filed a notice of appeal from this decision to the District Court and the appeal has been administratively terminated and all parties have reserved their rights. The Fourth Amended Complaint was filed in January 2009 in the Omnibus Avoidance Action updating certain claimant exhibit lists, and potential additional causes of action have been tolled pursuant to the Litigation Settlement discussed above.

The second phase of the Coverage Action trial will address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as the triggering and allocation of asbestos losses to insurance policies. In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the Joint Plan. The State Court entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court. Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum again sought to stay Phase 2 of the Coverage Action trial, but after a hearing before the Bankruptcy Court, such stay was denied. The State Court also denied a motion to stay Phase 2 of the Coverage Action, and Congoleum moved for leave to appeal the denial of the stay, which application was denied.

In July 2009, certain insurers filed summary judgment motions seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that were the subject of the Claimant Agreement, the Joint Plan, the Amended Joint Plan or are part of any other agreement for which the insurers' consent was not procured or is not procured in the future. The insurers took the position that their motions impacted all present and future asbestos claims. Congoleum opposed these motions. The State Court denied these motions. The Phase 2 trial was scheduled to begin in February 2010, but as a result of the Multi-Insurer Settlement all remaining parties in the Coverage Action are presently standing down and the Company expects the case will be dismissed following a confirmed plan becoming effective.

In 2005, the Bankruptcy Court approved a settlement agreement between Congoleum and Chartis (formerly known as AIG). The settlement agreement provided that either party could exercise an expiration clause after May 2007. In February 2010, Chartis declared the agreement expired. Congoleum, Chartis and other interested parties are continuing settlement negotiations.

Environmental Liabilities: The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.6 million at December 31, 2009 and $4.7 million at December 31, 2008, are not reduced by the amount of anticipated insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at December 31, 2009 and December 31, 2008, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

The total balances of environmental, asbestos-related, and other liabilities and the related insurance receivable and deemed probable of recovery at December 31, 2009 and December 31, 2008 are as follows:

	2009		2008
(in millions)	Liability	Receivable	Liability	Receivable

Environmental liabilities	$ 4.6	$ 2.1	$ 4.7	$ 2.1
Asbestos product liability(1)	48.5	1.3	50.0	1.3
Other	0.5	0.1	0.6	0.1
Total	$ 53.6	$ 3.5	$ 55.3	$ 3.5

(1)
Asbestos product liability at December 31, 2009 and 2008 reflects the accrued cost to settle asbestos liabilities through a plan of reorganization under Chapter 11. This liability at December 31, 2009 and 2008 includes $31.6 million and $29.7 million, respectively, received in connection with an insurance settlement (recorded as restricted cash), which the Company is required to contribute to a trust.  Stated liability pursuant to settlement agreements is in excess of $491 million.  See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 4.	(RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under the terms of the Fourth Amended Joint Plan, if confirmed and effective, Congoleum’s existing equity securities will be cancelled and holders of equity securities and options to acquire equity securities will receive nothing for their cancelled shares or options.

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

The following table reflects the high and low prices of the Company’s Class A Common Stock (rounded to the nearest one-hundredth) based on prices reported by the American Stock Exchange and over-the-counter market quotations, as applicable, over the past two years:

Sales Prices of Class A Common Stock:

2009	High	Low
First Quarter	$0.02	$0.01
Second Quarter	0.02	0.01
Third Quarter	0.08	0.01
Fourth Quarter	0.08	0.01

Sales Prices of Class A Common Stock:

2008	High	Low
First Quarter	$ 0.55	$ 0.02
Second Quarter	0.03	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.01	0.01

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

The Company did not pay any cash dividends in 2009 or 2008 and does not anticipate paying any cash dividends prior to confirmation of a plan of reorganization or in the foreseeable future thereafter. The Company’s current debtor-in-possession credit facility prohibits payment of cash dividends. Any change in the Company's dividend policy after confirmation of a plan of reorganization will be within the discretion of the Board of Directors, subject to restrictions contained in the Company's plan of reorganization and debt or other agreements, and will depend, among other things, on the Company's solvency, earnings, debt service and capital requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors deems relevant.

The number of registered and beneficial holders of the Company’s Class A common stock on March 12, 2010 was approximately 1,000. The number of registered and beneficial holders of the Company’s Class B common stock on March 12, 2010 was two.

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

In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle. A term sheet describing the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009. In February 2009, the Bankruptcy Court issued the Summary Judgment Ruling, which granted the insurers’ motion and found certain provisions of the Amended Joint Plan unconfirmable as a matter of law. Pursuant to the ruling, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal. In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued an opinion and order reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit. Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and within three business days of the order approving the Multi-Insurer Settlement becoming a final order, such appeal will be terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan and disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in the Multi-Insurer Settlement, a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations. Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. Further insurance settlements totaling $109 million have received either Bankruptcy Court or District Court approval

On February 12, 2010, the Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement, the Fourth Amended Joint Plan, was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third and Fourth Amended Joint Plans are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed if the District Court Order were reversed, that any plan, if confirmed, will become effective, that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the order approving the Multi-Insurer Settlement will become a final order thereby causing the termination of the appeal of the District Court Order before the Third Circuit .

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum has reached settlement agreements with all but one of its insurance carriers, and that insurance carrier has filed various objections to the Fourth Amended Joint Plan. Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Fourth Amended Joint Plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million, as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements. Following summary judgment hearings, the Bankruptcy Court rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal. The terms of the Fourth Amended Joint Plan provide for a settlement of litigation related to the Avoidance Actions. However, at this time, it is not possible to estimate how that settlement may affect the nominal liability. In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

In 2009, the Company paid $8.7 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date including the Fourth Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for estimated costs to effect its reorganization

Costs for pursuing and implementing the Fourth Amended Joint Plan or any other plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of the Fourth Amended Joint Plan, or the proposal or solicitation of additional plans by other parties, could result in a proceeding that takes longer and is more costly than the Company has previously estimated. The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

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

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Item 1A of this Annual Report on Form 10-K for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization. Readers should also refer to the Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of March 11, 2010, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

Year ended December 31, 2009 as compared to year ended December 31, 2008

	2009		2008
	(In thousands of dollars)

Net sales	$134,917		$172,644
Cost of sales	114,236		142,032
Gross profit	20,681	15.3%	30,612	17.7%

Selling, general & administrative expenses	30,143	22.3%	35,397	20.5%
Asbestos-related reorganization charges	5,244		11,491
Operating Loss from operations	(14,706)		(16,276)

Interest (expense) income, net	(227)		857
Other expense, net	(96)		(970)
Loss before income taxes	(15,029)		(16,389)
Provision for (benefit from) income taxes	140		(1,768)

Net loss	$(15,169)		$(14,621)

Net sales for the year ended December 31, 2009 totaled $134.9 million as compared to $172.6 million for the year ended December 31, 2008, a decrease of $37.7 million or 21.9%. The decrease in sales resulted primarily from lower sales to the manufactured housing industry coupled with continued demand weakness in the new construction and remodeling markets reflecting the economic slowdown and tight credit conditions. The decreases were partially mitigated by selling price increases instituted in late 2008 (averaging 2%) and new product introductions during the fourth quarter of 2009.

Gross profit for the year ended December 31, 2009 totaled $20.7 million, or 15.3% of net sales, compared to $30.6 million, or 17.7% of net sales, for the year ended December 31, 2008. The lower gross margin dollars and percent were primarily a result of the negative impact of lower production volumes over which to spread fixed manufacturing overhead, partially offset by cost reduction programs instituted during the year, improved plant efficiencies and a more favorable product mix.

Selling, general and administrative expenses were $30.1 million for the year ended December 31, 2009 as compared to $35.4 million for the year ended December 31, 2008, a decrease of $5.3 million. The reduction in operating expenses reflects workforce reductions implemented in March 2009 coupled with non-recurring merchandising costs in 2008 associated with launching a mass-merchandiser program. This was partially offset by higher pension expense in selling, general and administrative of $2.8 million.

Based on the terms of the Fourth Amended Joint Plan, in the fourth quarter of 2009 Congoleum recorded an additional $5.2 million provision for estimated costs for completing the reorganization proceedings. In the third quarter of 2008 Congoleum had recorded an $11.5 million charge based on its then-current reorganization plans.

The loss from operations, excluding the reorganization charges, was $9.5 million for the year ended December 31, 2009 compared to a loss from operations of $4.8 million for the year ended December 31, 2008, an increase of $4.7 million. This change in operating loss was a result of lower sales, coupled with the unfavorable impact of significantly lower production volumes on gross profit, partially offset by lower operating expenses.

Interest income was negligible in 2009 versus $1.2 million in 2008. 2008 included interest income from a legal fee settlement. Interest expense in 2009 was $0.2 million as compared to interest expense of $0.4 million in 2008. Other expense of $0.1 million in 2009 was $0.9 million lower than prior year primarily as a result of recoveries from legal claims and insurance settlements received in 2009.

Provision for income taxes was $0.1 million in 2009 as compared to a benefit of $1.8 million in 2008. The 2009 tax provision related to an increase in deferred taxes due to additional operating loss carry forwards offset by an increase in valuation allowances and an increase in current taxes due to adjustments of prior year estimates. The $1.8 million tax benefit was attributable to a significant pre-tax loss in 2008 offset by $1.4 million for the impact of non-deductible legal reserves related to the Company’s reorganization plan and by a $2.8 million increase in the valuation allowance on federal and state deferred tax assets benefit in 2008.

Liquidity and Capital Resources

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K, there is substantial doubt about the Company's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During 2009, the Company paid $8.7 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the Coverage Action. Furthermore, at December 31, 2009, the Company had incurred but not paid approximately $9.5 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date, including the Fourth Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization.

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

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2009, were $16.1 million, an increase of $1.0 million from December 31, 2008. Restricted cash of $31.6 million at December 31, 2009 consists of insurance settlement proceeds, the disposition of which is subject to court order. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code. Net working capital was a negative $12.2 million at December 31, 2009 and a negative $1.6 million at December 31, 2008.

The ratio of current assets to current liabilities was 0.9 to 1.0 at December 31, 2009 and 1.0 to 1.0 at December 31, 2008. Net cash provided by operations during the year ended December 31, 2009 was $3.1 million, as compared to net cash used in operations of $10.1 million during the year ended December 31, 2008.

Capital expenditures for the year ended December 31, 2009 totaled $2.3 million. The Company is currently planning capital expenditures of approximately $3.5 million in 2010 and between $3 million and $5 million in 2011, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court or the District Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2010 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive. The interest rate was increased to 1.75% above the prime rate. During the second quarter of 2009 the Company received an extension of the existing financing facility to December 31, 2009. A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month. In connection with the amendment for the period ending December 31, 2009, minimum EBITDA covenants were set for the months ending up through December 31, 2009. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2009, based on the level of receivables and inventory, $21.3 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.1 million was utilized by the revolving loan. In November 2009, Congoleum and its debtor–in-possession lender agreed to a further modification of the credit facility that extends the facility until the earlier of June 30, 2010 and the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective. The amendment also provided an additional $5 million of availability under the revolver secured by certain real estate. The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009. In connection with the amendment, Congoleum has granted a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment was approved by the District Court. A $60 thousand amendment fee was paid and a $15 thousand monthly fee is payable in connection with this amendment.

There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. Congoleum was in compliance with the terms of the debtor-in-possession financing at December 31, 2009, as the excess borrowing availability it maintained under the revolving line of credit exceeded the threshold at which it was required to meet minimum EBITDA levels. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2010 while under Chapter 11 protection. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. There can be no assurances the Company will be able to obtain such exit financing or under what terms it might be obtained.

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

The Company's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. The Company believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2010. Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Asbestos Contingencies - As discussed in Notes 1 and 17 in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, the Company is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2009, the Company paid $8.7 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies. Based on the Fourth Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $104.1 million in prior years. Based on the terms of the Fourth Amended Joint Plan, in the fourth quarter of 2009 Congoleum recorded an additional $5.2 million charge for estimated costs for the reorganization proceedings and coverage litigation. The Company expects to receive $1.3 million from the Trust upon effectiveness of the Fourth Amended Joint Plan related to claims processing fees previously paid.

Inventories - Inventories are stated at the lower of LIFO cost or market. The LIFO (last-in, first-out) method of determining cost is used for substantially all inventories. The Company records as a charge to cost of goods sold any amount required to reduce the carrying value of inventories to the net realizable sales value.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of the accounting standards issued by the Financial Accounting Standards Board (“FASB”). In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to future events such as the ability to generate future taxable income.

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

Pension and Other Postretirement Plans - The Company accounts for its defined benefit pension plans in accordance with the requirements of the accounting standards issued by FASB, which require that amounts recognized in financial statements be determined on an actuarial basis. As permitted by this guidance, the Company uses a calculated value of the expected return on plan assets (which is further described below). Under this guidance, the effects of the actual performance of the pension plan’s assets and changes in pension liability discount rates on the Company’s computation of pension income or expense are amortized over future periods.

The most significant element in determining the Company’s pension income or expense in accordance with this guidance is the expected return on plan assets. For 2009, the Company has assumed that the expected long-term rate of return on plan assets will be 7%. The assumed long-term rate of return on assets is applied to the value of plan assets, which produces the expected return on plan assets that is included in determining pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses ($35.4 million loss and $49.5 million loss at December 31, 2009 and 2008, respectively) will ultimately be recognized as an adjustment to future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2009, the Company determined this rate to be 6%.

The Company accounts for its post-retirement benefits other than pensions in accordance with the requirements of the accounting standards issued by FASB, which requires that amounts recognized in financial statements be determined on an actuarial basis. These amounts are projected based on the January 1, 2008 valuation under this guidance and the 2009 year-end disclosure assumptions, including a discount rate of 6% and health care cost trend rates of 9% in 2009 reducing to an ultimate rate of 5% in 2017.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,065	$15,077
Restricted cash	31,580	29,680
Accounts receivable, less allowances of $325 and $588 as of December 31,
2009 and 2008	11,699	13,789
Inventories	28,883	35,814
Prepaid expenses and other current assets	3,868	3,922
Total current assets	92,095	98,282
Property, plant and equipment, net	49,250	56,520
Deferred taxes	14,269	8,098
Other assets, net	8,062	8,967
Total assets	$163,676	$171,867
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,707	$7,132
Accrued liabilities	16,127	17,114
Asbestos-related liabilities	48,458	50,022
Revolving credit loan	14,180	13,994
Deferred taxes	12,724	6,533
Accrued taxes	94	123
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	104,287	99,915
Liabilities subject to compromise - long term	149,671	161,503
Total liabilities	253,958	261,418
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950
shares issued and 3,663,390 shares outstanding at December 31, 2009 and 2008	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at December 31, 2009 and 2008	46	46
Additional paid-in capital	49,395	49,386
Retained deficit	(95,207)	(80,038)
Accumulated other comprehensive loss	(36,750)	(51,179)

Less Class A common stock held in treasury, at cost; 1,073,560 shares at
December 31, 2009 and 2008	7,813	7,813
Total stockholders’ deficit	(90,282)	(89,551)
Total liabilities and stockholders’ equity (deficit)	$163,676	$171,867

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended
	December 31,

	2009	2008

Net sales	$134,917	$172,644
Cost of sales	114,236	142,032
Selling, general and administrative expenses	30,143	35,397
Asbestos-related reorganization charges	5,244	11,491

Loss from operations	(14,706)	(16,276)
Other income (expense):
Interest income	3	1,261
Interest expense	(230)	(404)
Other income	875	340
Other expense	(971)	(1,310)

Loss before income taxes	(15,029)	(16,389)
Provision for (benefit from) income taxes	140	(1,768)

Net loss	$(15,169)	$(14,621)

Net loss per common share
Basic	$(1.83)	$(1.77)
Diluted	(1.83)	(1.77)

Weighted average number of common shares outstanding
Basic	8,272	8,272
Diluted	8,272	8,272

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands)

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
Balance at December 31, 2007	$47	$46	$49,368	$(65,417)	$(22,687)	$7,813	$(46,456)

Stock based compensation expense	--	--	18	--	--	--	18

Minimum pension liability	--	--	--	--	(28,492)	--	(28,492)	$	(28,492)
Net loss	--	--	--	(14,621)	--	--	(14,621)		(14,621)
Net comprehensive income	--	--	--	--	--	--	--		$(43,113)

Balance at December 31, 2008	$47	$46	$49,386	$(80,038)	$(51,179)	$7,813	$(89,551)

Stock based compensation expense	--	--	9		--	--	9
Minimum pension liability	--	--	--	--	14,429	--	14,429		14,429
Net loss	--	--	--	(15,169)		--	(15,169)		$(15,169)
Net comprehensive loss	--	--	--			--	--		$(740)

Balance at December 31, 2009	$47	$46	$49,395	$(95,207)	$(36,750)	$7,813	$(90,282)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,169)	$(14,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,584	10,064
Amortization	--	174
Deferred taxes	20	(1,721)
Asbestos-related charges	5,244	11,491
Stock based compensation expense	9	18
Changes in certain assets and liabilities:
Accounts and notes receivable	2,090	373
Inventories	6,931	(632)
Prepaid expenses and other assets	54	48
Accounts payable	575	(3,267)
Accrued liabilities	(987)	(3,848)
Asbestos-related liabilities	(8,708)	(15,895)
Proceeds from legal fee disgorgement	--	9,168
Other liabilities	3,473	(1,494)
Net cash provided by (used in)
operating activities.	3,116	(10,142)
Cash flows from investing activities:
Capital expenditures, net	(2,314)	(4,591)
Net cash used in investing activities	(2,314)	(4,591)
Cash flows from financing activities:
Net short-term borrowings	186	3,443
Net change in restricted cash	--	40
Net cash provided by financing activities	186	3,483
Net increase (decrease) in cash and cash equivalents	988	(11,250)
Cash and cash equivalents:
Beginning of year	15,077	26,327
End of year	$16,065	$15,077

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation:

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

In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, a revised version of the Tenth Plan which reflected minor technical changes agreed to by the various parties supporting Congoleum’s Plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008 the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle. A term sheet describing the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization. The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan on several discrete issues, and a hearing was held in February 2009. In February 2009, the Bankruptcy Court issued the Summary Judgment Ruling, which granted the insurers’ motion found certain provisions of the Amended Joint Plan unconfirmable as a matter of law. Pursuant to the ruling, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued an opinion and order reversing the Order of Dismissal With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit. Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and within three business days of the order approving the Multi-Insurer Settlement becoming a final order, such appeal will be terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan and disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in the Multi-Insurer Settlement, a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations. Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. Further insurance settlements totaling $109 million have received either Bankruptcy Court or District Court approval.

On February 12, 2010, the Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement, the Fourth Amended Joint Plan, was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third and Fourth Amended Joint Plans are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed if the District Court Order were reversed, that any plan, if confirmed, will become effective, that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the order approving the Multi-Insurer Settlement will become a final order thereby causing the termination of the appeal of the District Court Order before the Third Circuit. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum has reached settlement agreements with all but one of its insurance carriers, and that insurance carrier has filed various objections to the Fourth Amended Joint Plan. Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Fourth Amended Joint Plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million, as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements. Following summary judgment hearings, the Bankruptcy Court rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal. The terms of the Fourth Amended Joint Plan provide for a settlement of litigation related to the Avoidance Actions. However, at this time, it is not possible to estimate how that settlement may affect the nominal liability. In addition, as a result of tabulating ballots on the Fourth Plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

In 2009, the Company paid $8.7 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of that charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date including the Fourth Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization

Costs for pursuing and implementing the Fourth Amended Joint Plan or any other plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of the Fourth Amended Joint Plan, or the proposal or solicitation of additional plans by other parties, could result in a proceeding that takes longer and is more costly than the Company has previously estimated. The Company may experience and therefore record significant additional charges in connection with its reorganization proceedings.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K .

The American Institute of Certified Public Accountants provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in its consolidated financial statements for periods after December 31, 2003.

Pursuant to the FASB Staff Position literature, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company’s liabilities at December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses are charged to income as incurred. Expenses promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expenses amounted to $0.3 million and $0.8 million in 2009 and 2008, respectively. General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, purchasing and environmental remediation costs.

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

Restricted Cash – Under the terms of its revolving credit agreement, payments on the Company’s accounts receivable are deposited in an account assigned by the Company to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. At December 31, 2009 and 2008, there were no funds restricted under this financing agreement. Additionally, $31.6 million and $29.7 million from insurance carrier settlements are included as restricted cash at December 31, 2009 and 2008, respectively.

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

Accounts Receivable – Accounts receivable are stated net of an allowance for doubtful accounts and cash discounts of $0.3 million and $0.6 million as of December 31, 2009 and 2008, respectively. The balance includes amounts due from distributors and mass merchandisers primarily located in the United States and Canada.

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

Income Taxes - Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. This standard requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

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

Product Warranties – The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company’s warranty reserves (in millions):

	December 31,
	2009	2008

Beginning balance	$1.5	$1.8

Accruals	3.3	3.5

Charges	(3.4)	(3.8)

Ending balance	$1.4	$1.5

Shipping and Handling Costs - Shipping costs for the years ended December 31, 2009 and 2008, were $0.3 million and $0.5 million, respectively, and are included in selling, general and administrative expenses.

Earnings Per Share – The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially diluted securities which consist of outstanding common stock options.

Long-lived Assets - The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with FASB standards. The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. At December 31, 2009, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

Share Based Payment – On December 16, 2004, the FASB issued an accounting ruling that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

At December 31, 2009, there was $0.1 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted-average period of 1 year.

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

In April 2009, the FASB issued new guidance on “Interim Disclosures about Fair Value of Financial Instruments”. This new guidance amends previous guidance “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance “Interim Financial Reporting,” which requires those disclosures in summarized financial information at interim reporting periods. This new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The fair value of the Company's financial instruments approximated the carrying value as of December 31, 2009 and December 31, 2008, in each case due to the short-term and the variable interest rate nature of the financial instruments.

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

On September 30, 2009, the Company adopted guidance issued by the FASB to the authoritative hierarchy if nongovernmental U.S. GAAP. These changes establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. This guidance and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

3.	Inventories:

A summary of the major components of inventories is as follows (in thousands):

	December 31,	December 31,
	2009	2008

Finished goods	$23,193	$30,203
Work-in-process	1,761	852
Raw materials and supplies	3,929	4,759

Total inventories	$28,883	$35,814

If the FIFO (first in, first out) inventory method, which approximates replacement cost, had been used to value these inventories, they would have been $9.6 million higher at December 31, 2009 and $10.4 million higher at December 31, 2008. During 2009, inventory quantities were decreased resulting in a LIFO layer decrement and reduction in cost of sales of $0.8 million. The LIFO method is utilized in determining inventory values as it results in better matching of costs and revenue.

4.	Property, Plant, and Equipment:

A summary of the major components of property, plant, and equipment is as follows
(in thousands):

	December 31,	December 31,
	2009	2008

Land	$2,931	$2,931
Buildings and improvements	48,493	48,353
Machinery and equipment	199,903	196,810
Construction-in-progress	1,880	2,799

	253,207	250,893

Less accumulated depreciation	203,957	194,373

Total property, plant, and equipment, net	$49,250	$56,520

Interest is capitalized in connection with the construction of major facilities and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest for 2009 and 2008 was $104.6 thousand and $9.4 thousand respectively. Total depreciation expense for 2009 and 2008 was $9.6 million and $10.1 million, respectively.

5.	Liabilities Subject to Compromise:

As a result of the Company’s Chapter 11 filing (see Notes 1 and 17), the Company follows financial reporting guidance promulgated by the AICPA for entities that are reorganizing under the Bankruptcy Code. Pursuant to this guidance, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. Prior to the fourth quarter of 2007, the Company’s accrued interest expense on its Senior Notes was also recorded in liabilities subject to compromise. In the fourth quarter of 2007 Congoleum recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Fourth Amended Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	26,286	37,022
Other post-retirement benefit obligation	11,117	10,938
Pre-petition other liabilities	12,268	13,543

Total liabilities subject to compromise	$154,668	$166,500

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

6.	Accrued Liabilities:

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Accrued warranty, marketing and
sales promotion	$12,285	$13,167
Employee compensation and
related benefits	2,828	3,349
Other	1,014	598

Total accrued liabilities	$16,127	$17,114

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with AICPA Statement that provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2009 and 2008 (see Note 5).

7.	Debt:

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court or District Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2010 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive. The interest rate was increased to 1.75% above the prime rate. During the second quarter of 2009 the Company received an extension of the existing financing facility to December 31, 2009. A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month. In connection with the amendment for the period ending December 31, 2009, minimum EBITDA covenants were set for the months ending up through December 31, 2009. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2009, based on the level of receivables and inventory, $21.3 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.1 million was utilized by the revolving loan. In November, 2009, Congoleum and its debtor –in-possession lender agreed to a further modification of the credit facility that extends the facility until the earlier of June 30, 2010 and the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective. The amendment also provides an additional $5 million of availability under the revolver secured by certain real estate. The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009. In connection with the amendment, Congoleum has granted a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. A $60 thousand amendment fee was paid and $15 thousand monthly fee is payable in connection with this amendment.

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” (see Note 5) as of December 31, 2009.

Interest paid during 2009 and 2008 was $0.3 million and $0.4 million, respectively.

8.	Other Liabilities:

As a result of the Company’s Chapter 11 bankruptcy filing and in accordance with AICPA Statement that provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2009 and 2008 (see Note 5).

9.	Research and Development Costs:

Total research and development costs charged to operations amounted to $2.5 million and $3.8 million for the years ended December 31, 2009 and 2008, respectively.

10.	Operating Lease Commitments and Rent Expense:

The Company leases certain office facilities, renewed in January 2010 for ten years, and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease.

Future minimum lease payments of non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

Years Ending:

2010	$1,721
2011	1,086
2012	866
2013	746
2014	746
2015	746
Thereafter	2,984

Total minimum lease payments	$8,895

Rent expense was $2.8 million and $3.1 million, respectively for the years ended December 31, 2009 and 2008.

11.	Pensions and Other Postretirement Plans:

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

Obligations and Funded Status:	At December 31,
	Pension Benefits		Other Benefits
(in thousands)	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation at beginning of year	$85,477	$79,787	$11,487	$9,926
Service cost	1,094	1,370	226	188
Interest cost	4,961	4,545	645	594
Actuarial (gain) loss	(2,089)	4,399	(290)	1,186
Curtailments	(133)	-0-	-0-	-0-
Benefits paid	(4,807)	(4,624)	(440)	(407)
Benefit obligation at end of year	$84,503	$85,477	$11,628	$11,487

Change in Plan Assets:
Fair value of plan assets at beginning of year	$48,455	$69,016	$--	$--
Actual return on plan assets	11,226	(19,459)	--	--
Employer contribution	3,343	3,522	--	--
Benefits paid	(4,806)	(4,624)	--	--
Fair value of plan assets at end of year	$58,218	$48,455	$--	$--

Unfunded status	$(26,285)	$(37,022)	$(11,628)	$(11,487)
Unrecognized net actuarial loss	35,384	49,452	1,031	1,386
Unrecognized prior service cost	4	6	--	--
Net amount recognized	$9,103	$12,436	$(10,597)	$(10,101)

Amounts recorded in the balance sheets consist of:

	Pension Benefits		Other Benefits
(in thousands)	2009	2008	2009	2008

Accrued benefit cost	$(26,285)	$(37,022)	$(11,628)	$(11,487)
Intangible asset	--	--	--	--
Accumulated other comprehensive loss	35,388	49,458	1,031	1,386
Net amounts recorded	$9,103	$12,436	$(10,597)	$(10,101)

Included in accumulated other comprehensive loss at December 31, 2009 and 2008 was the tax effect of $0.2 million for the changes in minimum pension liability recorded in prior years.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2009	2008

Projected benefit obligation	$84,503	$85,477
Accumulated benefit obligation	83,120	84,472
Fair value of plan assets	58,218	48,455

Components of Net Periodic Benefit Cost:

	Pension Benefits		Other Benefits
(in thousands)	2009	2008	2009	2008

Service cost	$1,094	$1,370	$226	$188
Interest cost	4,961	4,545	645	594
Expected return on plan assets	(3,228)	(4,783)	--	--
Recognized net actuarial loss	3,849	1,258	65	50
Amortization of prior service cost	1	23	--	3
Curtailment	1	--	--	--
Net periodic benefit cost	$6,678	$2,413	$936	$835

For the Company's pension plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2010 is expected to be $2.7 million and $1.0 thousand, respectively.  For the Company's post-retirement benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2010 is expected to be $53 thousand and $0 thousand, respectively.

Additional Information:

The weighted average actuarial assumptions used to determine benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%	NA	NA

The weighted average actuarial assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	NA	NA
Rate of compensation increase	3.00%	5.00%	NA	NA

In developing the expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added, with an appropriate rate of inflation, to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with FASB guidance.

Assumed healthcare cost trend rates as of year-end were as follows:

	December 31,
	2009	2008

Healthcare cost trend rate assumed for next year	9.0%	8.5%
Ultimate healthcare cost trend rate	5.0%	5.0%
Year that the assumed rate reaches ultimate rate	2017	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

(in thousands)	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost components	$85	$76
Effect on post-retirement benefit obligation	943	849

Plan Assets

The Company has an investment strategy for its pension plans that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary investment management objective for the plans’ assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects each plan’s assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions. The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks. The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2009.

The Company's defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. Overall investment risk is mitigated by maintaining a diversified portfolio of assets.

Asset allocation target ranges were established to meet the Company's investment objectives. The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition. The target allocations for plan assets were approximately 65% equity securities and 35% debt securities for 2009. The target allocations are reevaluated approximately every two years. The target percentages for 2010 are also anticipated to be 65% and 35%.

Investments are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Following is a description of the valuation methodologies used for assets measured at fair value:

Money market funds: Valued at the quoted market price reported on the active market on which the individual funds are traded on the last business day of the year.

Mutual funds: Valued at the quoted market prices which represent the net asset value of shares held by the pension plans at year end.

Common stocks: Valued at the quoted market price reported on the active market on which the individual securities are traded on the last business day of the year.

Government agency securities and treasury obligations: Valued at the closing priced reported on the active market in which securities similar to those held by the pension plans are traded.

Corporate bonds: Certain corporate bonds are based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks such as credit and liquidity risks.

The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table’s sets forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash and money market funds	$--	$727	$--	$727	1.2%
Equity mutual funds	20,524	--	--	20,524	35.3
Fixed income mutual funds	--	8,712	--	8,712	15.0
Common stocks	11,484	--	--	11,484	19.7
Government agencies	--	1,466	--	1,466	2.5
Treasury obligations	--	5,122	--	5,122	8.8
Corporate bonds	--	10,183	--	10,183	17.5

	$32,008	$26,210	$--	$58,218	100.0%

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Cash and money market funds	$--	$530	$--	$530	1.1%
Equity mutual funds	16,108	--	--	16,108	33.2
Fixed income mutual funds	--	8,161	--	8,161	16.8
Common stocks	8,775	--	--	8,775	18.1
Government agencies	--	3,164	--	3,164	6.5
Treasury obligations	--	2,957	--	2,957	6.1
Corporate bonds	--	8,760	--	8,760	18.1

	$24,883	$23,572	$--	$48,455	100.0%

Contributions:

The Company expects to contribute $3.4 million to its pension plan and $0.7 million to its other postretirement plan in 2010.

Estimated Future Benefit Payments:

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2009.

(in thousands)	Pension Benefit	Other Benefits Projected Net Benefit Payments

2010	$5,380	$663
2011	5,506	746
2012	5,807	836
2013	5,901	947
2014	6,047	995
2015-2019	32,734	6,344

Defined Contribution Plan:

The Company also has two 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 50% of compensation, with partially matching Company contributions. The charge to income relating to the Company match was $0.3 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

12.	Income Taxes:

The Company recorded a tax provision of $140 thousand on loss before income taxes of $15 million in 2009. The main components of tax expense were (1) an increase in deferred taxes due to additional operating loss carry forwards offset by an increase in valuation allowance and (2) an increase in current taxes due to adjustments of prior year estimates.

Income taxes are comprised of the following (in thousands):

	For the years ended December 31,
	2009	2008
Current:
Federal	$56	$101
State	63	21
Deferred:
Federal	(3,798)	(4,292)
State	(1,103)	(443)
Valuation allowance	4,922	2,845

Provision (benefit) for income taxes	$140	$(1,768)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income before income taxes:

	For the years ended December 31,
	2009	2008
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3	2.7
Non-deductible expenses	(6.0)	(8.5)
Change in valuation allowance	(31.7)	(17.4)
Tax credits	0.1	0.3
Change in prior year estimates	(0.5)	(0.2)
Adjustment to current tax reserve	(0.1)	(0.1)
Other		--

Effective tax rate	(0.9)%	10.8%

During 2009 and 2008, the Company made net payments for income taxes of $34 thousand and $212 thousand, respectively.

Deferred income taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some or all will not be realized.

The components of the deferred tax asset and liability relate to the following temporary differences (in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$9	$9
Inventory	1,138	314
Environmental remediation and
product-related reserves	21,169	21,603
Postretirement benefit obligations	14,633	18,005
Tax credit and other carryovers	20,795	14,848
Intangibles	176	172
Other accruals	1,376	1,065

Deferred tax assets	59,296	56,016
Valuation allowances	(11,642)	(6,720)

Net deferred tax asset	47,654	49,296

Deferred tax liabilities:
Depreciation and amortization	(3,254)	(5,052)

Unfunded pension	(13,981)	(18,979)
Casualty insurance receivable	(3,516)	(3,769)
Accrued interest expense	(25,204)	(19,806)
Other	(154)	(123)

Total deferred tax liabilities	(46,109)	(47,729)

Net deferred tax asset	$1,545	$1,567

At December 31, 2009 and 2008, the Company had available federal net operating loss carry forwards of approximately $35.0 million and $21.4 million, respectively, to offset future taxable income. The federal loss carry forwards will begin to expire in 2025. At December 31, 2009 and 2008, the Company had available state net operating loss carry forwards of approximately $53.0 million and $37.6 million, respectively, to offset future taxable income. The state loss carry forwards will begin to expire in 2010. At both December 31, 2009 and 2008, the Company had available federal tax credit carry forwards of $2.3 million, which will begin to expire in 2019. Additionally, the Company has state tax credit carry forwards of $1.8 million at both December 31, 2009 and 2008, which will begin to expire in 2010. A change of control resulting from the Company’s reorganization proceedings could result in the acceleration of expiration or extinguishment of these tax loss and credit carry forwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	(in thousands)
	2009	2008
Balance at January 1,	$2,308	$2,308

Additions based on tax positions related to the current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	(704)	0
Settlements	0	0

Balance at December 31,	$1,604	$2,308

Of the unrecognized tax benefits, $1.6 million would affect the effective tax rate if recognized in a future period, not considering the impact of the current valuation allowance. $1.4 million of this benefit would currently be offset by an increase in the valuation allowance as it is not more likely than not that Congoleum would have sufficient earnings to recognize this amount. Included in the balance at December 31, 2009 and December 31, 2008 are $0 and $704 thousand, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

Congoleum anticipates no decreases in unrecognized tax benefits during 2010.

Congoleum's policy is to report interest (and penalties, if applicable) as tax provision (benefit) in the Consolidated Statements of Operations. During the years ended December 31, 2009 and 2008, Congoleum recognized approximately $29 and $16 thousand in interest and penalties, respectively. Congoleum had approximately $94 thousand and $66 thousand accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

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

Cash payments for interest were $0.3 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively. Net cash payments for income taxes were $34 thousand and $213 thousand for the years ended December 31, 2009 and 2008, respectively.

14.	Related Party Transactions:

The Company and its controlling shareholder, American Biltrite Inc. (“ABI”), provide certain goods and services to each other pursuant to negotiated agreements. The Company had the following transactions with ABI (in thousands):

	For the years ended
	December 31,
	2009	2008

Sales commissions earned by ABI	$1,025	$1,373
Raw material transfers to ABI	128	613
Computer service income earned from ABI	65	60
Material purchases from ABI	2,540	4,156
Management fees paid to ABI	733	722

ABI owed the Company $1.7 thousand and $5.9 thousand at December 31, 2009 and December 31, 2008, respectively. Amounts as of December 31, 2009 and 2008 due to ABI totaled  $0.2 million and $0.6 million, respectively, and are included in accounts payable and accrued expenses.

15.	Major Customers:

Substantially all the Company’s sales are to select flooring distributors and retailers located in the United States and Canada. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

Two customers, LaSalle-Bristol Corporation and Mohawk Industries, Inc., accounted for approximately 15.6% and 44.1%, respectively, of the Company’s net sales for the year ended December 31, 2009, and 21.9% and 41.0%, respectively, for the year ended December 31, 2008. Mohawk Industries accounted for 38% and 44% of accounts receivable at December 31, 2009 and 2008, respectively, while LaSalle–Bristol Corporation accounted for 0% and 1%, respectively, of accounts receivable at December 31, 2009 and 2008.

16.	Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities on an undiscounted basis, totaling $4.6 million and $4.7 million at December 31, 2009 and December 31, 2008, respectively, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at December 31, 2009 and December 31, 2008, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions as to whether the Tenth Plan and the CNA Plan were confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court’s ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to propose a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement was signed by the parties to the agreement and filed with the Bankruptcy Court in August 2008. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan. The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved until a later date a determination of whether the settlement met the standards required for confirmation of a plan of reorganization.  The Amended Joint Plan was filed with the Bankruptcy Court in November 2008. In January 2009, certain insurers filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held in February 2009. In February 2009, the Bankruptcy Court issued the Summary Judgment Ruling, which granted the insurers’ motion and found certain provisions of the Amended Joint Plan unconfirmable as a matter of law. Pursuant to the ruling, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending entry of a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Courts issued an opinion and order reversing the Order of Dismissal.  With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit. Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and within three business days of the order approving the Multi-Insurer Settlement becoming a final order, such appeal will be terminated.

Following additional negotiations, in October2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan and disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in the Multi-Insurer Settlement, a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations. Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. Further insurance settlements totaling $109 million have received either Bankruptcy Court or District Court approval.

On February 12, 2010, the Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement, the Fourth Amended Joint Plan, was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third and Fourth Amended Joint Plans are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed if the District Court Order were to be reversed, that any plan, if confirmed, will become effective, that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization or that the order approving the Multi-Insurer Settlement will become a final order, thereby causing the termination of the appeal of the District Court Order before the Third Circuit.

 It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the Bankruptcy or District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum has reached settlement agreements with all but one of its insurance carriers, and that insurance carrier has filed various objections to the Fourth Amended Joint Plan. Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Fourth Amended Joint Plan.

Although there can be no assurances as to the final terms of any plan that may become effective, the proposed terms of the Fourth Amended Joint Plan provide that if the Fourth Amended Joint Plan is approved by the District Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the Fourth Amended Joint Plan. Under the proposed terms of the Fourth Amended Joint Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims. The Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability. The Plan Trust also would receive 50.1% of the newly issued common stock in reorganized Congoleum when the Fourth Amended Joint Plan takes effect.

Under the proposed terms of the Fourth Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017. The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Fourth Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash. During the period beginning with the interest payment due 12 months after the effective date of the Fourth Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Fourth Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

The indenture governing the New Senior Notes also will provide for the annual issuance of additional New Senior Notes ("Additional Notes"), with the amount of Additional Notes to be issued being determined as of the end of Congoleum’s fiscal year ending December 31, 2011, and on an annual basis at the end of each of the succeeding five years (each such date, a "Determination Date"), according to the following procedure. As soon as practicable after each Determination Date, the average EBITDA for the two-year period ending on the Determination Date shall be calculated. An assumed net debt capacity ("Net Debt Capacity") shall then be determined as of each such Determination Date by multiplying this two-year average annual EBITDA by four. Additional Notes shall be issuable to holders of New Senior Notes with respect to a Determination Date to the extent that the Net Debt Capacity as of such Determination Date, plus any cash amount on Congoleum's balance sheet as of such Determination Date, exceeds the sum of (i) the amount of the balance of Reorganized Congoleum's working capital loan (determined as the daily average of such loan for the year ending on such Determination Date); (ii) the $33 million of New Senior Notes to be issued on the effective date of the Fourth Amended Joint Plan; (iii) the amount of Additional Notes issued with respect to all prior Determination Dates; and (iv) the amount of other interest-bearing debt outstanding as of such Determination Date. The calculation of the amount of Additional Notes to be issued shall take place within three months after each Determination Date, and the issuance of such Additional Notes shall be deemed to have occurred as of the first day of the fiscal year following the Determination Date. The indenture governing the New Senior Notes will provide that in no event will the cumulative amount of Additional Notes issued under the procedures described in this paragraph exceed $37 million.

The New Senior Notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization. In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 would receive 49.9% of the common stock in reorganized Congoleum. Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the New Senior Notes and 49.9% of the common stock issued if the Fourth Amended Joint Plan takes effect.

Under the proposed terms of the Fourth Amended Joint Plan, existing Class A and Class B common shares of Congoleum would be cancelled if the Fourth Amended Joint Plan takes effect and holders of those shares would not receive anything on account of their cancelled shares.

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("GHR") as special insurance counsel to the Company. An insurance company appealed the retention order. In October 2005, the United States Court of Appeals for the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. As a result of the Third Circuit decision on GHR's retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR agreed to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order. The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings. The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

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

During 2009, the Company paid $8.7 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of that charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date including the Fourth Amended Joint Plan, the Senior Note holders would not receive any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization.

There were no asbestos related property damage claims asserted against the Company at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in the Company’s bankruptcy proceeding advised the Company that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. The Company objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Fourth Amended Joint Plan provides for payment of those claims in full from certain insurance proceeds.

Status of Insurance Coverage

During the period that Congoleum produced asbestos-containing products, the Company purchased primary and excess insurance policies providing in excess of $1 billion of coverage for general and product liability claims. These policies did not contain asbestos exclusions. Through August 2002, substantially all asbestos-related claims and defense costs were paid through primary insurance coverage. In August 2002, the Company received notice that its primary insurance limits had been paid in full. The payment of limits in full by one of the primary insurance companies was based on its contention that limits in successive policies were not cumulative for asbestos claims and that Congoleum was limited to only one policy limit for multiple years of coverage. Certain excess insurance carriers claimed that the non-cumulation provisions of the primary policies were not binding on them and that there remained an additional $13.0 million in primary insurance limits plus related defense costs before their policies were implicated. There is insurance coverage litigation pending in the New Jersey State Court (the "State Court") between Congoleum and its excess insurance carriers, and the guaranty funds and associations for the State of New Jersey. The litigation was initiated in September 2001, by one of Congoleum’s excess insurers (the “Coverage Action”). In April 2003, the New Jersey Supreme Court ruled in another case involving the same non-cumulation provisions as in the Congoleum primary policies (the "Spaulding Case") that the non-cumulation provisions are invalid under New Jersey law and that the primary policies provide coverage for the full amount of their annual limits for all successive policies. Congoleum has reached a settlement agreement (the “Liberty Settlement”) with the insurance carrier whose policies contained the non-cumulation provisions, pursuant to which the insurance carrier will pay Congoleum $15.4 million in full satisfaction of the applicable policy limits, of which $14.5 million has been paid to date. The Company is obligated to pay any insurance proceeds it receives under the Liberty Settlement, net of any fees and expenses it may be entitled to deduct, to the Plan Trust. As of December 31, 2002, the Company had already entered into settlement agreements with asbestos claimants exceeding the amount of this previously disputed primary coverage. Based on these settlements, the Company contended that, even allowing for annual limits of all primary policies, primary coverage was exhausted and the excess policies triggered.

In 2003 in connection with the Claimant Agreement, the excess insurance carriers objected to the global settlement of the asbestos claims pending against Congoleum as contemplated by the Claimant Agreement on the grounds that, among other things, the negotiations leading to the settlement and the Claimant Agreement violated provisions in their insurance policies, including but not limited to the carriers' right to associate in the defense of the asbestos cases, the duty of Congoleum to cooperate with the carriers and the right of the carriers to consent to any settlement. The excess insurance carriers also contended the settlement terms in the Claimant Agreement are not fair or reasonable and/or that the Claimant Agreement was not negotiated at arm’s length or in good faith. Additionally, certain insurers argued that Congoleum’s entering into the Claimant Agreement voids the insurance for the underlying claims in their entirety. Certain insurers also have claimed that the Claimant Agreement voids their entire policy obligations. Congoleum disputed the allegations and contentions of the excess insurance carriers. In November 2003, the State Court denied a motion for summary judgment by the excess insurance carriers that the Claimant Agreement was not fair, reasonable or in good faith, ruling that material facts concerning these issues were in dispute. In April 2004, the State Court denied motions for summary judgment by the excess carriers that the Claimant Agreement was not binding on them because Congoleum had breached the consent and cooperation clauses of their insurance policies by, among other things, entering into the Claimant Agreement without their consent. Congoleum argued, among other things, that it was entitled to enter into the Claimant Agreement and/or the Claimant Agreement was binding on the excess insurance carriers because they were in breach of their policies and/or had denied coverage and/or had created a conflict with Congoleum by reserving rights to deny coverage and/or the Claimant Agreement was fair, reasonable and in good faith and/or there was and is no prejudice to the excess insurance carriers from the Claimant Agreement and/or the excess insurance carriers had breached their duties of good faith and fair dealing.

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

In the middle of Congoleum presenting its case, in or about mid-November 2005 and early December 2005, certain insurers filed motions for summary judgment on the grounds, inter alia, that the Third Circuit decision regarding GHR and/or Congoleum’s filing of the Avoidance Actions in the Bankruptcy Court, entitled them to judgment as a matter of law on the Phase 1 issues. Congoleum opposed the motions. The motions were argued in January 2006, and in March 2006 the State Court denied the motions for summary judgment. (The Avoidance Actions sought, among other things, to void the security interest granted to the Collateral Trust and avoidance of the Claimant Agreement and certain individual pre-petition settlements.)

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

In September 2007, Congoleum filed the Third Amended Complaint in the Omnibus Avoidance Action adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. In October 2007, Congoleum filed a motion for summary judgment in the Omnibus Avoidance Action seeking a ruling that all of the pre-petition settlement agreements, including the Claimant Agreement, were null and void or should be rescinded. In December 2007, the Bankruptcy Court denied the motion for summary judgment. Congoleum and the Bondholders' Committee filed a notice of appeal from this decision to the District Court and the appeal has been administratively terminated and all parties have reserved their rights. The Fourth Amended Complaint was filed in January 2009 in the Omnibus Avoidance Action updating certain claimant exhibit lists, and potential additional causes of action have been tolled pursuant to the Litigation Settlement discussed above.

The second phase of the Coverage Action trial was intended to address all coverage issues, including but not limited to whether certain other trial listed settlements were fair, reasonable and negotiated in good faith and covered by insurance as well as the triggering and allocation of asbestos losses to insurance policies. In February 2008, the State Court expanded the scope of Phase 2 of the Coverage Action trial to include obligations of insurers with respect to the Joint Plan. The State Court entered a new case management order scheduling further discovery. Congoleum sought to stay Phase 2 of the Coverage Action trial because of the pendency of the solicitation and balloting and scheduled confirmation hearing on the Joint Plan, but the Bankruptcy Court denied the stay motion, which decision was appealed to the District Court. Based on the Litigation Settlement, which provides, in part, for the unwinding of the Claimant Agreement and certain pre-petition settlements, Congoleum again sought to stay Phase 2 of the Coverage Action trial, but after a hearing before the Bankruptcy Court, such stay was denied. The State Court also denied a motion to stay Phase 2 of the Coverage Action, and Congoleum moved for leave to appeal the denial of the stay, which application was denied.

In July 2009, certain insurers filed summary judgment motions seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that were the subject of the Claimant Agreement, the Joint Plan, the Amended Joint Plan or are part of any other agreement for which the insurers' consent was not procured or is not procured in the future. The insurers took the position that their motions impacted all present and future asbestos claims. Congoleum has opposed these motions. The State Court denied these motions. The Phase 2 trial was scheduled to begin in February 2010, but as a result of the Multi-Insurer Settlement all remaining parties in the Coverage Action are presently standing down and the Company expects the case will be dismissed following a confirmed plan becoming effective.

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2008 to December 31, 2009:

(in thousands)	Balance at 12/31/2008	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 12/31/2009

Reserves
Current	$20,340	$5,244	$(8,708)	--	$16,876

Receivables
Current	(1,322)	--	--	--	(1,322)

Net Asbestos Liability	$19,018	$5,244	$(8,708)	$--	$15,554

Restricted Cash
Insurance Proceeds	$29,683	$1,899	--	--	$31,582

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2007 to December 31, 2008:

(in thousands)	Balance at 12/31/2007	Additions (Deletions)	Spending Against Reserve	Recoveries From Insurance	Balance at 12/31/2008

Reserves
Current	$24,744	$11,491	$(15,895)	--	$20,340

Receivables
Current	(10,490)	--	--	$9,168	(1,322)

Net Asbestos Liability	$14,254	$11,491	$(15,895)	$9,168	$19,018

Restricted Cash
Insurance Proceeds	$6,463	$23,219	--	--	$29,683

18.	Stock Option Plans:

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

On July 1, 1999, the Company established its 1999 Stock Option Plan for Non-Employee Directors, as amended (the “1999 Plan”), under which non-employee directors may be granted options to purchase up to 50,000 shares of the Company’s Class A common stock. Options granted under the 1999 Plan have ten-year terms and vest six months from the grant date. The 1995 Plan and the 1999 Plan are collectively referred to herein as the “Congoleum Stock Option Plans.”

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

A summary of the Company’s 1995 Plan activity, and related information, is as follows:

December 31, 2009:
	Shares	Weighted average exercise price
Options outstanding beginning of year	621,500	$2.02
Options granted	--	--
Options exercised	--	--
Options forfeited	(3,500)	(2.46)

Options outstanding end of year 2009	618,000	$2.02

Exercisable at end of year 2009	617,200	$2.01
Weighted average remaining contractual life	2.62 years
Stock options available for future issuance	167,800

December 31, 2008:
	Shares	Weighted average exercise price
Options outstanding beginning of year	635,500	$2.03
Options granted	--	--
Options exercised	--	--
Options forfeited	(14,000)	(2.31)

Options outstanding end of year 2008	621,500	$2.02

Exercisable at end of year 2008	612,400	$2.02
Weighted average remaining contractual life	3.63 years
Stock options available for future issuance	164,300

A summary of the Company’s 1999 Plan activity, and related information, is as follows:

December 31, 2009:
	Shares	Weighted average exercise price
Options outstanding beginning of year	25,000	$2.02
Options granted	2,500	0.02
Options exercised	--	--
Options forfeited	--	--

Options outstanding end of year	27,500	$1.84

Exercisable at end of year	27,500	$1.84
Weighted average remaining contractual life	5.12 years
Stock options available for future issuance	22,500

December 31, 2008:
	Shares	Weighted average exercise price
Options outstanding beginning of year	26,500	$2.37
Options granted	2,500	0.02
Options exercised	--	--
Options forfeited	(4,000)	(2.19)

Options outstanding end of year	25,000	$2.02

Exercisable at end of year	25,000	$2.02
Weighted average remaining contractual life	5.68 years
Stock options available for future issuance	25,000

Stock option information related to non-vested shares for the Congoleum Stock Option Plans for the year ended December 31, 2009, was as follows:

1995 Plan:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at January 1, 2009	9,100	$2.13
Granted	--	--
Forfeited	--	--
Vested	(8,300)	2.31

Non-vested stock options at December 31, 2009	800	4.66

1999 Plan:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at January 1, 2009	2,500	$0.02
Granted	2,500	0.02
Forfeited	--	--
Vested	(2,500)	0.02

Non-vested stock options at December 31, 2009	2,500	$0.02

19.	Stockholders’ Equity:

Holders of shares of the Company’s Class B common stock are entitled to two votes per share on all matters submitted to a vote of stockholders other than certain extraordinary matters. The holders of shares of the Company’s Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

In November 1998, the Board of Directors authorized the Company to repurchase an additional $5.0 million of the Company’s common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15.0 million. Under the plan, Congoleum has repurchased shares of its common stock at an aggregate cost of $14.0 million through December 31, 2009. No shares were repurchased during 2009 or 2008. Shares of Class B stock repurchased (totaling 741,055 shares) have been retired. As of December 31, 2009, ABI owned 65.5% of the voting interest of the Company.

20.	Fair Value of Financial Instruments:

The Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt are financial instruments. With the exception of the Company’s long-term debt, the carrying value of these financial instruments approximates their fair value at December 31, 2009 and 2008. The Company’s long-term debt had a book value of $100 million with no fair market value information available at December 31, 2009 and December 31, 2008.

The fair value of the Company’s long-term debt is not available because there is no liquid market for these securities. The fair value of the Company’s other financial instruments is determined based on discounted cash flows. Due to the short period over which the cash flows are expected to be realized, the carrying value of the financial instruments approximates the net present value of cash flows and changes in interest rate assumptions would not have a material effect on the calculation.

21.	Quarterly Financial Data (Unaudited):

The following table summarizes unaudited quarterly financial information (in thousands):

	Year ended December 31, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

Net sales	$30,106	$39,350	$37,359	$28,102

Gross profit	4,146	6,491	5,487	4,557

Net loss	(4,107)	(942)	(1,930)	(8,190)

Net loss per common share:

Basic & Diluted	$(0.50)	$(0.11)	$(0.23)	$(0.99)

	Year ended December 31, 2008

	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter

Net sales	$47,697	$47,166	$46,085	$31,696

Gross profit	10,873	9,889	8,320	1,529

Net income (loss)	1,679	212	(10,125)	(6,387)

Net income (loss) per common share:

Basic & Diluted	$0.20	$0.03	$(1.22)	$(0.77)

(1)	The fourth quarter of 2009 includes $5.2 million or $0.63 per share for the effect of the asbestos-related charges described in Note 17.
(2)	The third quarter of 2008 includes $11.5 million or $1.38 per share for the effect of the asbestos-related charges described in Note 17.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Congoleum Corporation

We have audited the accompanying consolidated balance sheets of Congoleum Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Congoleum Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Congoleum Corporation will continue as a going concern. As more fully described in Note 1, “Basis of Presentation”, to the consolidated financial statements, the Company has been and continues to be named in a significant number of lawsuits stemming primarily from the Company's manufacture of asbestos-containing products. The Company has recorded significant charges to earnings to reflect the costs associated with this litigation. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code, as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. As of December 31, 2009, the Company continues to operate under the protection of the bankruptcy laws. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Boston, Massachusetts
March 19, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The management of Congoleum Corporation assessed the effectiveness of Congoleum Corporation’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the management of Congoleum Corporation used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, the management of Congoleum Corporation believes that, as of December 31, 2009, Congoleum Corporation’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

(c)
Changes in Internal Controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics (as that term is defined in Regulation S-K of the Exchange Act) that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such functions.

The text of the Company's code of ethics is posted on its Internet website at www.congoleum.com or may be obtained without charge by sending a written request to Mr. Howard N. Feist III, Chief Financial Officer of the Company, at the Company's office at 3500 Quakerbridge Road, P.O. Box 3127, Mercerville, NJ 08619. Amendments to, or waivers of, the code of ethics, if any, that relate to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or other persons performing such functions, will also be posted on the Internet website.

The other information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2010.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	617,200	$2.02	167,800

Equity compensation plans not approved by security holders	27,500	$1.84	22,500

Total	644,700	$2.01	190,300

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

The other information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        (1)          The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)          The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts	104
All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)           These exhibits, required to be filed by Item 601 of Regulation S-K under the Exchange Act, are listed in the Index to Exhibits included in this Annual Report on Form 10-K beginning on Page 93.

Exhibit Number	Exhibits

3.1	Amended Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company as of December 12, 2007.(25)
4.1	Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated ("Hillside").(2)
4.2	Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
4.2.1	First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
4.2.2	Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
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

10.2	Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
10.3	Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.(1)
10.3.1	First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
10.3.2	Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.3	Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.4	Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
10.3.5	Fifth Amendment, dated as of March 11, 2008, to Personal Services Agreement, by and between American Biltrite and the Company. (22)
103.6	Sixth Amendment, dated as of September 23, 2008, to Personal Services Agreement, by and between American Biltrite and the Company. (26)
10.3.7	Seventh Amendment, dated as of June 17, 2009, to Personal Services Agreement, by and between American Biltrite and the Company. (31)
10.4	Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
10.4.1	First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.(5)
10.4.2	Amendment to Business Relations Agreement, dated as of March 11, 2008, by and between American Biltrite and the Company. (22)
10.4.3	Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite and the Company.(26)
10.4.4	Amendment to Business Relations Agreement, dated as of June 17, 2009, by and between American Biltrite and the Company. (31)
10.5	Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)
10.6	Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").(2)
10.7	First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
10.8	Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
10.9	1995 Stock Option Plan.(2)
10.9.1	Amendment to 1995 Stock Option Plan.(6)
10.9.2	Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
10.10	Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(8)
10.10.1	Amendment to 1999 Stock Option Plan, Non-employee Directors. (9)

10.10.2	Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
10.11	Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.(9)
10.11.1	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
10.11.2	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
10.11.3	Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
10.11.4
Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 14, 2004.(14)

10.11.5
Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of January 13, 2005. (23)

10.11.6	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 7, 2005. (23)
10.11.7
Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005. (23)

10.11.8
Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006. (23)

10.11.9
Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27, 2006. (23)

10.11.10
Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 12, 2007. (20)

10.11.11
Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 11, 2007.(30)

10.11.12
Amendment No. 9 to Ratification and Amendment Agreement and Amendment No. 11 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 4, 2008. (32)

10.11.13
Amendment No. 10 to Ratification and Amendment Agreement and Amendment No. 12 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of October 6, 2008. (27)

10.11.14
Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of March 16, 2009. (33)

10.11.15
Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement, by and between the Company and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation dated as of June 9, 2009. (32)

10.11.16	Letter from Wachovia Bank, National Association to Congoleum Corporation dated August 7, 2009, Re: Forbearance Period. (32)
10.11.17
Amendment No. 13 to Ratification and Amendment Agreement and Amendment No. 15 to Loan and Security Agreement, by and between the Company and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation dated as of December 7, 2009.

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

10.14	Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.1	Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.2	Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.3	Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.15	Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc. (23)
10.16	Note Agreement, dated as of October 12, 2006, by and between Gilbert Heinz & Randolph, LLP (“GHR”) and the Company.(24)
10.17	Promissory Note dated October 12, 2006 of GHR. (24)
10.18	Security Agreement, dated as of October 12, 2006 made by GHR in favor of the Company. (24)
10.19	Put/Call Agreement, dated as of February 20, 2008, between the Company, the Initial Backstop Participants and the Trust to be formed. (21)
14.1	Code of Ethics.(14)
21.1	Subsidiaries of the Company.(7)

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
99.2	Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London dated June 22, 2005.(16)
99.2.1	Amendment dated July 29, 2005, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005.(16)
99.2.2
Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd’s, London, dated June 22, 2005. (30)

99.3	Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)
99.3.1	Amended Settlement Agreement and Release, dated as of October 4, 2006, by, between and among Congoleum Corporation and Federal Insurance Company.
99.4
Amended and Restated Settlement Agreement and Release, dated as of January 18, 2008, among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company. (30)

99.5	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
99.6
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company.(18)

99.6.1
Letter Agreement, dated March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company. (30)

99.6.2
Letter Agreement, dated January 28, 2010, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company.

99.7	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company.(18)
99.8	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
99.9	Agreement for Claim Determination between the Liquidator of The Protective National Insurance Company of Omaha and Congoleum Corporation dated February 18, 2008. (29)
99.10
Settlement Agreement, dated as of January 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Hartford Parties (First State Insurance Company and Twin City Fire Insurance Company).

99.11
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Continental Casualty Company and The Continental Insurance Company.

99.12
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Nationwide Indemnity Company acting on behalf of Employers Insurance Company of Wausau f/k/a Employers Insurance of Wausau, a Mutual Company and/or f/k/a Employers Mutual Liability Insurance Company of Wisconsin.

99.13
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and OneBeacon America Insurance Company f/k/a Employers Commercial Union Insurance Company.

99.14
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Munich Reinsurance America, Inc., f/k/a American Re-Insurance Company.

99.15
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Mutual Marine Office, Inc., as general agent and attorney-in-fact for Employers Mutual Casualty Company.

99.16
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and TIG Insurance Company as Successor-By-Merger to International Surplus Lines Insurance Company and United States Fire Insurance Company.

99.17	Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Certain London Market Insurance Companies.
99.18
Settlement Agreement, dated as of January 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Westport Insurance Corporation, as successor in interest to Puritan Insurance Company.

99.19	Settlement Agreement, dated as of January 21, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Old Republic Insurance Company.
99.20	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Transport Insurance Company.
99.21	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Stonewall Insurance Company.
99.22
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Colonia Insurance Company, United Reinsurance Corporation of New York, and Navigators Insurance Company.

99.23	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and American Centennial Insurance Company.

99.24
Settlement Agreement, dated as of January 28, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and New Jersey Property-Liability Insurance Guaranty Association (NJPLIGA) and New Jersey Surplus Lines Insurance Guaranty Fund (NJSLIGF).

99.25	Settlement and Policy Buyback Agreement and Release, dated as of January 29, 2010, by and between Congoleum Corporation and Seaton Insurance Company.
99.26	Litigation Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al. (29)
99.26.1
First Amendment to Litigation Settlement Agreement, dated as of October 22, 2009, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al.

99.27
Proposed Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010.

99.28	Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010.

SCHEDULE II
CONGOLEUM CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning Of Period	Reversed to Income Statement	Other Changes	Deductions(a)	Balance At end of Period

Year ended December 31, 2009: Allowance for doubtful accounts and cash Discounts	$ (588)	$	$ 263 (b)	$ --	$(325)
Year ended December 31, 2008: Allowance for doubtful accounts and cash Discounts	$ (1,017)	$ 300	$ 129 (b)	$ --	$(588)

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

Signature	Title	Date

/s/ Roger S. Marcus	President, Chairman, Chief Executive Officer	March 8, 2010
Roger S. Marcus	and Director (Principal Executive Officer)

/s/ Howard N. Feist III	Chief Financial Officer	March 8, 2010
Howard N. Feist III	(Principal Financial and Accounting Officer)

/s/ Richard G. Marcus	Vice Chairman and Director	March 8, 2010
Richard G. Marcus

/s/ William M. Marcus	Director	March 8, 2010
William M. Marcus

/s/ Mark S. Newman	Director	March 8, 2010
Mark S. Newman

/s/ Mark N. Kaplan	Director	March 8, 2010
Mark N. Kaplan

/s/ C. Barnwell Straut	Director	March 8, 2010
C. Barnwell Straut

/s/ Jeffrey H. Coats	Director	March 8, 2010
Jeffrey H. Coats

/s/ Adam H. Slutsky	Director	March 8, 2010
Adam H. Slutsky

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3.1	Amended Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company as of December 12, 2007.(25)
4.1	Registration Rights Agreement, dated as of February 8, 1995, by and between the Company and Hillside Industries, Incorporated ("Hillside").(2)
4.2	Indenture, dated as of August 3, 1998, by and between the Company and First Union National Bank, as trustee.(4)
4.2.1	First Supplemental Indenture, dated as of March 28, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(11)
4.2.2	Second Supplemental Indenture, dated as of August 7, 2003, between the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee.(12)
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

10.2	Closing Agreement, dated as of March 11, 1993, by and among the Congoleum Group, Hillside Capital and American Biltrite.(1)
10.3	Personal Services Agreement, dated as of March 11, 1993 (the "Personal Services Agreement"), by and between American Biltrite and the Company.(1)
10.3.1	First Amendment, dated February 8, 1995, to Personal Services Agreement, by and between American Biltrite and the Company.(2)
10.3.2	Second Amendment, dated November 15, 1996, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.3	Third Amendment, dated as of March 10, 1998, to Personal Services Agreement, by and between American Biltrite and the Company.(5)
10.3.4	Fourth Amendment, dated as of November 7, 2002, to Personal Services Agreement, by and between American Biltrite and the Company.(11)
10.3.5	Fifth Amendment, dated as of March 11, 2008, to Personal Services Agreement, by and between American Biltrite and the Company. (22)
103.6	Sixth Amendment, dated as of September 23, 2008, to Personal Services Agreement, by and between American Biltrite and the Company. (26)
10.3.7	Seventh Amendment, dated as of June 17, 2009, to Personal Services Agreement, by and between American Biltrite and the Company. (31)
10.4	Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite and the Company.(1)
10.4.1	First Amendment, dated August 19, 1997, to Business Relations Agreement, by and between American Biltrite and the Company.(5)

10.4.2	Amendment to Business Relations Agreement, dated as of March 11, 2008, by and between American Biltrite and the Company. (22)
10.4.3	Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite and the Company.(26)
10.4.4	Amendment to Business Relations Agreement, dated as of June 17, 2009, by and between American Biltrite and the Company. (31)
10.5	Tax Sharing Agreement, dated as of November 1, 1996, between American Biltrite and the Company.(5)
10.6	Trademark Purchase Agreement, dated November 29, 1993, by and between the Company and The Amtico Company LTD ("Amtico Company").(2)
10.7	First Right of Refusal, dated November 29, 1993, by and between American Biltrite (Canada) Limited and Amtico Company.(2)
10.8	Undertaking Concerning Amtico Trademark, dated November 29, 1993, by and between American Biltrite and Amtico Company.(2)
10.9	1995 Stock Option Plan.(2)
10.9.1	Amendment to 1995 Stock Option Plan.(6)
10.9.2	Form of Nonqualified Stock Option Award Agreement Under the Congoleum 1995 Stock Option Plan.(15)
10.10	Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(8)
10.10.1	Amendment to 1999 Stock Option Plan, Non-employee Directors. (9)
10.10.2	Form of Stock Option Agreement Under the Congoleum Corporation 1999 Stock Option Plan for Non-Employee Directors.(15)
10.11	Loan and Security Agreement, dated December 10, 2001 (the "Congress Financial Loan Agreement") by and between Congress Financial Corp. (the "Lender") and the Company.(9)
10.11.1	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation.(10)
10.11.2	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation.(11)
10.11.3	Ratification and Amendment Agreement dated January 7, 2004, by and between the Company and Congress Financial Corporation.(13)
10.11.4
Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 14, 2004.(14)

10.11.5
Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of January 13, 2005. (23)

10.11.6	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 7, 2005. (23)
10.11.7
Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 19, 2005. (23)

10.11.8
Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of September 27, 2006. (23)

10.11.9
Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of November 27, 2006. (23)

10.11.10
Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 12, 2007. (20)

10.11.11
Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of December 11, 2007.(30)

10.11.12
Amendment No. 9 to Ratification and Amendment Agreement and Amendment No. 11 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of June 4, 2008. (32)

10.11.13
Amendment No. 10 to Ratification and Amendment Agreement and Amendment No. 12 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of October 6, 2008. (27)

10.11.14
Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement, by and between the Company and Congress Financial Corporation dated as of March 16, 2009. (33)

10.11.15
Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement, by and between the Company and Wachovia  Bank, National Association, successor by merger to Congress Financial Corporation dated as of June 9, 2009. (32)

10.11.16	Letter from Wachovia Bank, National Association to Congoleum Corporation dated August 7, 2009, Re: Forbearance Period. (32)
10.11.17
Amendment No. 13 to Ratification and Amendment Agreement and Amendment No. 15 to Loan and Security Agreement, by and between the Company and Wachovia  Bank, National Association, successor by merger to Congress Financial Corporation dated as of December 7, 2009.

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

10.14	Security Agreement, dated April 16, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.1	Second Security Agreement, dated April 17, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)

10.14.2	Termination Agreement, dated June 6, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.14.3	Superseding Security Agreement, dated June 11, 2003, by and between the Company and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust.(12)
10.15	Purchase Agreement, effective as of September 1, 2006, between the Company and Armstrong World Industries, Inc. (23)
10.16	Note Agreement, dated as of October 12, 2006, by and between Gilbert Heinz & Randolph, LLP (“GHR”) and the Company.(24)
10.17	Promissory Note dated October 12, 2006 of GHR. (24)
10.18	Security Agreement, dated as of October 12, 2006 made by GHR in favor of the Company. (24)
10.19	Put/Call Agreement, dated as of February 20, 2008, between the Company, the Initial Backstop Participants and the Trust to be formed. (21)
14.1	Code of Ethics.(14)
21.1	Subsidiaries of the Company.(7)
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	Settlement Agreement and Release by and between Congoleum Corporation and Liberty Mutual Insurance Company.(16)
99.2	Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London dated June 22, 2005.(16)
99.2.1	Amendment dated July 29, 2005, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd's, London, dated June 22, 2005.(16)
99.2.2
Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release among Congoleum Corporation, the Plan Trust and Certain Underwriters at Lloyd’s, London, dated June 22, 2005. (30)

99.3	Settlement Agreement and Release by, between and among Congoleum Corporation and Federal Insurance Company.(15)
99.3.1	Amended Settlement Agreement and Release, dated as of October 4, 2006, by, between and among Congoleum Corporation and Federal Insurance Company.
99.4
Amended and Restated Settlement Agreement and Release, dated as of January 18, 2008, among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company. (30)

99.5	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company.(18)
99.6
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company.(18)

99.6.1
Letter Agreement, dated March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company. (30)

99.6.2
Letter Agreement, dated January 28, 2010, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite, Travelers Casualty and Surety Co. and St. Paul Fire and Marine Insurance Company.

99.7	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company.(18)
99.8	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Insurance Company.(19)
99.9	Agreement for Claim Determination between the Liquidator of The Protective National Insurance Company of Omaha and Congoleum Corporation dated February 18, 2008. (29)
99.10
Settlement Agreement, dated as of January 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Hartford Parties (First State Insurance Company and Twin City Fire Insurance Company).

99.11
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Continental Casualty Company and The Continental Insurance Company.

99.12
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Nationwide Indemnity Company acting on behalf of Employers Insurance Company of Wausau f/k/a Employers Insurance of Wausau, a Mutual Company and/or f/k/a Employers Mutual Liability Insurance Company of Wisconsin.

99.13
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and OneBeacon America Insurance Company f/k/a Employers Commercial Union Insurance Company.

99.14
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Munich Reinsurance America, Inc., f/k/a American Re-Insurance Company.

99.15
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Mutual Marine Office, Inc., as general agent and attorney-in-fact for Employers Mutual Casualty Company.

99.16
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and TIG Insurance Company as Successor-By-Merger to International Surplus Lines Insurance Company and United States Fire Insurance Company.

99.17	Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Certain London Market Insurance Companies.

99.18
Settlement Agreement, dated as of January 20, 2010,  by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Westport Insurance Corporation, as successor in interest to Puritan Insurance Company.

99.19	Settlement Agreement, dated as of January 21, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Old Republic Insurance Company.
99.20	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Transport Insurance Company.
99.21	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Stonewall Insurance Company.
99.22
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Colonia Insurance Company, United Reinsurance Corporation of New York, and Navigators Insurance Company.

99.23	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and American Centennial Insurance Company.
99.24
Settlement Agreement, dated as of January 28, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and New Jersey Property-Liability Insurance Guaranty Association (NJPLIGA) and New Jersey Surplus Lines Insurance Guaranty Fund (NJSLIGF).

99.25	Settlement and Policy Buyback Agreement and Release, dated as of January 29, 2010, by and between Congoleum Corporation and Seaton Insurance Company.
99.26	Litigation Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al. (29)
99.26.1
First Amendment to Litigation Settlement Agreement, dated as of October 22, 2009, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al.

99.27
Proposed Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010.

99.28	Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010.

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

(9)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2001.

(10)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2002.

(11)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2002.

(12)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2003.

(13)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2003.

(14)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2004.

(15)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2005.

(16)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2005.

(17)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2005.

(18)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended March 31, 2006.

(19)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2006.

(20)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2007.

(21)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on February 22, 2008.

(22)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on March 17, 2008.

(23)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2006.

(24)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on April 10, 2007.

(25)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on December 12, 2007.

(26)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on September 24, 2008.

(27)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended September 30, 2008.

(28)	Incorporated by reference to the exhibit bearing the same description filed with the Company's Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended March 31, 2008.

(29)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on November 5, 2008.

(30)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2007.

(31)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Current Report on Form 8-K (File No. 001-13612) on June 19, 2009.

(32)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-13612) for the period ended June 30, 2009.

(33)	Incorporated by reference to the exhibit bearing the same description filed with the Company’s Annual Report on Form 10-K (File No. 001-13612) for the period ended December 31, 2008.