Form 10-Q
period 2010-03-31
CONGOLEUM CORP
filed 2010-05-07
CIK 23341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Class A Common Stock	3,663,390
Class B Common Stock	4,608,945

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

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

CONGOLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$12,660	$16,065
Restricted cash	33,656	31,580
Accounts receivable, less allowances of $503 and $588
as of March 31, 2010 and December 31, 2009	16,260	11,699
Inventories	32,952	28,883
Prepaid expenses and other current assets	3,344	3,868
Total current assets	98,872	92,095
Property, plant and equipment, net	47,324	49,250
Deferred income taxes	14,269	14,269
Other assets, net	8,062	8,062
Total assets	$168,527	$163,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,664	$7,707
Accrued liabilities	13,938	16,127
Asbestos-related liabilities	47,900	48,458
Revolving credit loan	20,173	14,180
Deferred income taxes	12,724	12,724
Accrued taxes	108	94
Liabilities subject to compromise – current	4,997	4,997
Total current liabilities	108,504	104,287
Liabilities subject to compromise - long term	150,447	149,671
Total liabilities	258,951	253,958
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, par value $0.01; 20,000,000 shares authorized; 4,736,950 shares issued and 3,663,390 shares outstanding at March 31, 2010
and December 31, 2009	47	47
Class B common stock, par value $0.01; 4,608,945 shares authorized, issued and
outstanding at March 31, 2010 and December 31, 2009	46	46
Additional paid-in capital	49,395	49,395
Retained deficit	(95,349)	(95,207)
Accumulated other comprehensive loss	(36,750)	(36,750)

Less Class A common stock held in treasury, at cost; 1,073,560 shares at
March 31, 2010 and December 31, 2009	7,813	7,813
Total stockholders’ deficit	(90,424)	(90,282)
Total liabilities and stockholders’ equity (deficit)	$168,527	$163,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$34,051	$30,106
Cost of sales	27,357	26,136
Selling, general and administrative expenses	6,910	8,250
Loss from operations	(216)	(4,280)
Other income (expense):
Interest income	--	2
Interest expense	(49)	(108)
Other income	135	294

Loss before income taxes	(130)	(4,092)
Provision for income taxes	12	15

Net Loss	$(142)	$(4,107)

Net Loss per common share
Basic & Diluted	$(0.02)	$(0.50)
Weighted average number of common shares
outstanding: Basic & Diluted	8,272	8,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(142)	$(4,107)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities:
Depreciation	2,332	2,432
Stock based compensation expense	--	2
Changes in certain assets and liabilities:
Accounts and notes receivable	(4,561)	(2,059)
Inventories	(4,069)	(2,328)
Prepaid expenses and other assets	524	556
Accounts payable	957	(708)
Accrued liabilities	(112)	(2,661)
Asbestos-related liabilities	(2,635)	(1,292)
Other	790	682
Net cash used in operating activities	(6,916)	(9,483)
Cash flows from investing activities:
Capital expenditures	(406)	(859)
Net cash used in investing activities	(406)	(859)
Cash flows from financing activities:
Net short-term borrowings	5,993	2,972
Net change in restricted cash	(2,076)	(28)
Net cash provided by financing activities	3,917	2,944
Net decrease in cash and cash equivalents	(3,405)	(7,398)
Cash and cash equivalents:
Beginning of period	16,065	15,077
End of period	$12,660	$7,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONGOLEUM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of Congoleum Corporation’s (the “Company” or “Congoleum”) condensed consolidated financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Certain amounts appearing in the prior period’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee ("ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum, (the “Plan Trust”). In July 2005, Congoleum filed an amended plan of reorganization (the “Sixth Plan”) and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005.

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

In February 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the United States District Court for the District of New Jersey (the “District Court”). In August 2009, the District Court issued an opinion and order (the “District Court Order”) reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers filed notices of appeal with respect to the District Court Order with the Third Circuit Court of Appeals (the “Third Circuit”). Congoleum, the Bondholders’ Committee and the ACC moved to dismiss the appeals. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit has been terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and the disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations (the “Multi-Insurer Settlement”). Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. On February 19, 2010, the District Court also approved a settlement with St. Paul Travelers; on March 15, 2010, the FCR filed a notice of appeal before the Third Circuit with respect to such settlement agreement, which notice was amended on March 23, 2010, and such appeal is pending.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed a revised plan of reorganization (the “Third Amended Joint Plan”) and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC (the “Fourth Amended Joint Plan”). The terms of the Third and Fourth Amended Joint Plans are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

On April 16, 2010, Congoleum filed a motion to approve a settlement agreement with the Chartis Companies (formerly, the AIG Companies), and the District Court approved this settlement on May 3, 2010. Subject to various requirements in the agreement, the Chartis Companies have agreed to pay the Plan Trust $40 million over a period of six years. Including the settlements with the Chartis Companies and St. Paul Travelers, insurance settlements totaling approximately $248 million have been reached.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization.. It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approval, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Note 6.

The American Institute of Certified Public Accountants (“AICPA”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in its consolidated financial statements for periods after December 31, 2003.
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

In February 2010, the FASB issued Account Standards Update ("ASU") No.2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements." The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financials statements. This ASU is to be applied immediately upon issuance. The Company does not expect its adoption to have a significant effect on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." The objective of this ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements. In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of desegregations for each class of assets and liabilities. This ASU will be effective at the beginning of 2011. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

3.	Inventories:

A summary of the major components of inventories is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Finished goods	$24,978	$23,193
Work-in-process	3,151	1,761
Raw materials and supplies	4,823	3,929

Total inventories	$32,952	$28,883

4.	Income (Loss) Per Share

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

The Company records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities on an undiscounted basis, totaling $4.6 million at March 31, 2010 and December 31, 2009, respectively, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.1 million at March 31, 2010 and December 31,2009, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued the District Court Order reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers filed notices of appeal with respect to the District Court Order with the Third Circuit. Congoleum, the Bondholders’ Committee and the ACC moved to dismiss the appeals. As a result of the Multi-Insurer Settlement, the insurers’ appeal before the Third Circuit has been terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan and disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in the Multi-Insurer Settlement, a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations. Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. On February 19, 2010, the District Court also approved a settlement with St. Paul Travelers; on March 15, 2010, the FCR filed a notice of appeal before the Third Circuit with respect to such settlement agreement, which notice was amended on March 23, 2010, and such appeal is pending.

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

On April 16, 2010, the Debtors filed a motion to approve a settlement agreement with the Chartis Companies (formerly, the AIG Companies), and the District Court approved this settlement on May 3, 2010. Subject to various requirements in the agreement, the Chartis Companies have agreed to pay the Plan Trust $40 million over a period of six years. Including the settlements with the Chartis Companies and St. Paul Travelers, insurance settlements totaling approximately $248 million have been reached.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization.

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

Congoleum has reached settlement agreements with all of its insurance carriers. Approval of one of the settlements is currently pending before the District Court and that insurance carrier has agreed to withdraw its various objections to the Fourth Amended Joint Plan upon the order, if approved, becoming a final order. Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Fourth Amended Joint Plan.

Although there can be no assurances as to the final terms of any plan that may become effective, the terms of the Fourth Amended Joint Plan provide that if the Fourth Amended Joint Plan is approved by the District Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the Fourth Amended Joint Plan. Under the terms of the Fourth Amended Joint Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims. The Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability. The Plan Trust also would receive 50.1% of the newly issued common stock in reorganized Congoleum when the Fourth Amended Joint Plan takes effect.

Under the terms of the Fourth Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017. The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Fourth Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash. During the period beginning with the interest payment due 12 months after the effective date of the Fourth Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Fourth Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

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

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("GHR") as special insurance counsel to the Company. An insurance company appealed the retention order. In October 2005 the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. As a result of the Third Circuit decision on GHR's retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into a settlement agreement (the “GHR Settlement”) under which GHR agreed to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order. The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings. The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

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

During the first quarter of 2010, the Company paid $2.6 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of that charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action (as defined below). In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date including the Fourth Amended Joint Plan, the Senior Note holders would not receive any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization.

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

Amounts Recorded in Financial Statements

The table below provides an analysis of changes in the Company’s asbestos reserves and insurance receivables from December 31, 2009 to March 31, 2010:

(In thousands)	Balance at 12/31/2009	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 3/31/2010

Reserves
Current	$16,876	--	$(2,635)	--	$14,241

Receivables
Current	(1,322)	--	--	--	(1,322)

Net Asbestos Liability	$15,554		$(2,635)		$12,919

Restricted Cash
Insurance Proceeds	$31,582	$2,077	$--	$--	$33,659

The table below provides an analysis of changes in the Company’s asbestos reserves and related receivables from December 31, 2008 to March 31, 2009:

(In thousands)	Balance at 12/31/2008	Additions (Deletions)	Spending Against Reserve	Recoveries	Balance at 3/31/2009

Reserves
Current	$20,340	--	$(1,292)	--	$19,048

Receivables
Current	(1,322)	--	--	--	(1,322)

Net Asbestos Liability	$14,254		$(1,292)		$17,726

Restricted Cash
Insurance Proceeds	$29,683	$28	$--	$--	$29,711

7.	Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	Three months Ended
	March 31,
	2010	2009

Beginning balance	$1,403	$1,476

Accruals	776	739

Charges	(668)	(768)

Ending balance	$1,511	$1,447

8.	Liabilities Subject to Compromise

As a result of the Company’s Chapter 11 filing (see Notes 1 and 6), the Company follows financial reporting guidance promulgated by the AICPA for entities that are reorganizing under the Bankruptcy Code. Pursuant to this guidance, the Company is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of the Company’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.

Liabilities subject to compromise are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Current
Pre-petition other payables and accrued interest	$4,997	$4,997

Non-current
Debt (at face value)	100,000	100,000
Pension liability	26,890	26,286
Other post-retirement benefit obligation	11,201	11,117
Pre-petition other liabilities	12,356	12,268

Total liabilities subject to compromise	$155,444	$154,668

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

9.	Accrued Liabilities

A summary of the significant components of accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2010	2009

Accrued warranty, marketing and sales promotion	$10,100	$12,285
Employee compensation and related benefits	3,242	2,828
Other	596	1,014
Total accrued liabilities	$13,938	$16,127

As a result of the Company’s Chapter 11 bankruptcy filing, certain liabilities are included in liabilities subject to compromise on the balance sheet as of March 31, 2010 and December 31, 2009 (see Note 8).

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

The following summarizes the components of the net periodic benefit cost for the Pension and Other Benefit Plans for the three months and nine months ended March 31, 2010 and 2009 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$322	$307	$51	$57
Interest cost	1,266	1,216	150	161
Expected return on plan assets	(1,005)	(836)	--	--
Recognized net actuarial loss	720	1,045	12	16
Amortization of transition obligation	--	--	--	--
Amortization of prior service cost	--	--	--	--
Net periodic benefit cost	$1,303	$1,705	$213	$234

The weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits		Other Benefits
	March 31,		March 31,
	2010	2009	2010	2009
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected long-term return on plan assets	7.00%	7.00%		--
Rate of compensation increase	3.00%	3.00%		--

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued the District Court Order reversing the Order of Dismissal With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers filed notices of appeal with respect to the District Court Order with the Third Circuit. Congoleum, the Bondholders’ Committee and the ACC moved to dismiss the appeals. As a result of the Multi-Insurer Settlement, the insurers’ appeal before the Third Circuit has been terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan and disclosure statement with the District Court.

In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in the Multi-Insurer Settlement, a $100 million settlement with nine insurance groups and two New Jersey insurance guaranty associations. Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court on February 19, 2010. On February 19, 2010, the District Court also approved a settlement with St. Paul Travelers; on March 15, 2010, the FCR filed a notice of appeal before the Third Circuit with respect to such settlement agreement, which notice was amended on March 23, 2010, and such appeal is pending.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement, the Fourth Amended Joint Plan, was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third and Fourth Amended Joint Plans are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

On April 16, 2010, Congoleum filed a motion to approve a settlement agreement with the Chartis Companies (formerly, the AIG Companies), and the District Court approved this settlement on May 3, 2010. Subject to various requirements in the agreement, the Chartis Companies have agreed to pay the Plan Trust $40 million over a period of six years.  Including the settlement with the Chartis Companies and St. Paul Travelers, insurance settlements totaling approximately $248 million have been reached.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization.

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

Congoleum has reached settlement agreements with all of its insurance carriers. Approval of one of the settlements is currently pending before the District Court and that insurance carrier has agreed to withdraw various objections to the Fourth Amended Joint Plan upon the order, if approved, becoming a final order. Certain other parties have also filed various objections to Congoleum’s previously proposed plans of reorganization and may file objections to the Fourth Amended Joint Plan.

Although there can be no assurances as to the final terms of any plan that may become effective, the terms of the Fourth Amended Joint Plan provide that if the Fourth Amended Joint Plan is approved by the District Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the Fourth Amended Joint Plan. Under the terms of the Fourth Amended Joint Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims. The Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability. The Plan Trust also would receive 50.1% of the newly issued common stock in reorganized Congoleum when the Fourth Amended Joint Plan takes effect.

Under the terms of the Fourth Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017. The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Fourth Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash. During the period beginning with the interest payment due 12 months after the effective date of the Fourth Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Fourth Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

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

In March 2004, the Bankruptcy Court approved the retention of GHR as special insurance counsel to the Company. An insurance company appealed the retention order. In October 2005, the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. As a result of the Circuit decision on GHR's retention, in February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into the GHR Settlement under which GHR agreed to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order. The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings. The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

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

In the first quarter of 2010, the Company paid $2.6 million in fees and expenses related to implementation of its planned reorganization under the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $82.6 million in years prior to 2008. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for estimated costs to effect its reorganization.

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

For more information regarding the Company’s asbestos liability and plan for resolving that liability, please refer to Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. In addition, please refer to “Risk Factors – The Company has significant asbestos liability and funding exposure," contained in Part II, Item 1A, of this Quarterly Report on Form 10-Q, for a discussion of certain factors that could cause actual results to differ from the Company’s goals for resolving its asbestos liability through a plan of reorganization. Readers should also refer to the Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of March 11, 2010, a copy of which has been filed as an exhibit to the Company’s Report on Form 10-K dated December 31, 2009 filed with the Securities and Exchange Commission on March 19, 2010.

	Three months ended
	March 31,
	2010		2009
	(In thousands of dollars)

Net sales	$34,051		$30,106
Cost of sales	27,357		26,136
Gross profit	6,694	19.7%	3,970	13.2%
Selling, general and administrative expenses	6,910	20.3%	8,250	27.4%

Operating loss	(216)		(4,280)
Interest expense, net	(49)		(106)
Other income	135		294
Loss before income taxes	(130)		(4,092)
Provision for income taxes	12		15

Net loss	$(142)		$(4,107)

Net sales for the three months ended March 31, 2010 were $34.1 million as compared to $30.1 million for the three months ended March 31, 2009, an increase of $3.9 million or 13.1% on net sales. The sales increase was primarily a result of improved sales to the manufactured housing industry and sales gains from new product introductions.

Gross profit for the three months ended March 31, 2010 totaled $6.7 million, or 19.7% of net sales, compared to $4.0 million, or 13.2% of net sales, for the same period last year. The increase in gross profit dollars resulted from the higher sales levels coupled with the impact of cost reduction programs while the increased gross profit margin percentage reflects the impact of cost reductions which have lowered manufacturing overhead coupled with efficiencies achieved through the higher production levels.

Selling, general and administrative expenses were $6.9 million for the three months ended March 31, 2010 as compared to $8.3 million for the three months ended March 31, 2009. The decrease reflects cost reductions measures instituted late in the first quarter of 2009, including headcount and expense reductions, coupled with lower pension expense in 2010.

The loss from operations was $0.2 million for the three months ended March 31, 2010 compared to a loss of $4.2 million for three months ended March 31, 2009, reflecting the higher sales and gross margins coupled with the reduction in operating expenses.

Due to the inability to recognize any tax benefits associated with operating losses, the Company expects its effective tax rate for 2010 will be negligible. The Company recorded a provision of $12 thousand for income taxes for the three months ended March 31, 2010.

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

           On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Report on Form 10-Q, for a discussion of the Company’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During the first three months of 2010, the Company paid $2.6 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the Coverage Action. Furthermore, at March 31, 2010, the Company had incurred but not paid approximately $9.3 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $82.6 million in years prior to 2008. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization.

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

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2010, were $12.7 million, a decrease of $3.4 million from December 31, 2009. Restricted cash of $33.7 million at March 31, 2010 consists of insurance settlement proceeds, the disposition of which is subject to court order. The Company expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code. Net working capital was a negative $9.6 million at March 31, 2010 and a negative $12.2 million at December 31, 2009.

The ratio of current assets to current liabilities was 0.9 to 1.0 at March 31, 2010 and December 31, 2009. Net cash used in operations during the three months ended March 31, 2010 was $6.9 million, as compared to net cash used in operations of $9.5 million during the three months ended March 31, 2009.

Capital expenditures for the three months ended March 31, 2010 totaled $0.4 million. The Company is currently planning capital expenditures of approximately $3.5 million in 2010 and between $3 million and $5 million in 2011, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court or the District Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2010 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for the Company to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive. The interest rate was increased to 1.75% above the prime rate. During the second quarter of 2009 the Company received an extension of the existing financing facility to December 31, 2009. A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month. In connection with the amendment for the period ending December 31, 2009, minimum EBITDA covenants were set for the months ending up through December 31, 2009. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2010, based on the level of receivables and inventory, $28.2 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $20.1 million was utilized by the revolving loan. In November 2009, Congoleum and its debtor–in-possession lender agreed to a further modification of the credit facility that extends the facility until the earlier of June 30, 2010 and the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective. The amendment also provided an additional $5 million of availability under the revolver secured by certain real estate. The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009. In connection with the amendment, Congoleum has granted a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment was approved by the District Court. A $60 thousand amendment fee was paid and a $15 thousand monthly fee is payable in connection with this amendment.

There can be no assurances that the Company will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. Congoleum was in compliance with the terms of the debtor-in-possession financing at March 31, 2010, as the excess borrowing availability it maintained under the revolving line of credit exceeded the threshold at which it was required to meet minimum EBITDA levels. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2010 while under Chapter 11 protection. For a plan of reorganization to be confirmed, the Company will need to obtain and demonstrate the sufficiency of exit financing. There can be no assurances the Company will be able to obtain such exit financing or under what terms it might be obtained.

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

(a)
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on this evaluation, the Company’s CEO and CFO concluded that, as of March 31, 2010 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As more fully set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, the Company has significant liability and funding exposure for asbestos claims. The Company has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million.

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

Confirmation of any plan of reorganization will depend on the Company obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If the Company’s cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Fourth Amended Joint Plan or any other plan of reorganization or in connection with the Coverage Litigation discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, the Company may be unable to obtain exit financing which, when combined with net cash provided from operating activities, would provide it with sufficient funds. Such a circumstance would likely result in the Company not being able to confirm the Fourth Amended Joint Plan or have such plan become effective.

Some additional factors that could cause actual results to differ from the Company's goals for resolving its asbestos liability through any plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for the Company for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by the Company, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's outstanding debt instruments, (vi) the response from time to time of the Company and its controlling shareholder's, American Biltrite Inc.'s, lenders, customers, suppliers and other constituencies of the Company and ABI to the ongoing process arising from the Company's strategy to settle its asbestos liability, (vii) the Company's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval of any reorganization plan pursued by the Company (including the results of any relevant appeals), (ix) compliance with the United States Bankruptcy Code, including Section 524(g), (x) costs of, developments in, and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible, (xii) increases in raw material and energy prices or disruption in supply, (xiii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Company, (xiv) increases in the costs of environmental compliance and remediation or the exhaustion of insurance coverage for such expenses, (xv) unfavorable developments in the national economy or in the housing industry in general, including developments arising from the war in Iraq and Afghanistan and from the tightening of credit availability, (xvi) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Company’s facilities or distributors, (xvii) product warranty costs, (xviii) changes in distributors of the Company’s products, and (xix) the Company’s interests may not be the same as its controlling shareholder, American Biltrite Inc. In any event, if the Company is not successful in obtaining sufficient creditor and court approval of a plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition. In the event that the modified plan is confirmed and becomes effective holders of existing common shares of the Company will receive nothing on account of their interests and their shares will be cancelled. Actual results could differ significantly as a result of these and other factors discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and subsequent filings made by Congoleum with the Securities and Exchange Commission.

For further information regarding the Company’s asbestos liability, insurance coverage and strategy to resolve its asbestos liability, please see Notes 1 and 17 of Notes to the Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Limited Liability Insurance: As a result of various insurance settlement agreements entered into in connection with its reorganization, and subject to the satisfaction of certain conditions and payment of settlement amounts, the Company's insurers have bought back, and the Company has released its rights in, certain primary liability insurance policies and substantially all excess general liability policies (except those issued by Chartis (formerly AIG)) issued prior to January 1, 1986, as well as many such policies issued on or after that date. Subject to their terms, conditions, and underlying and upper limits, these policies might otherwise have provided coverage for liabilities that may be discharged by the Company. It is expected that all proceeds from these insurance policy settlement agreements will be paid to the Plan Trust. While a $3 million reserve fund from such proceeds will be established to cover non-asbestos claims, such reserve may not be adequate to cover any liabilities that may arise and the Company may face substantial uninsured environmental liability obligations

The Company is dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or an increase in its raw material costs.

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

The Company's business depends upon its ability to timely manufacture and deliver products that meet the needs of its customers and the end users of the Company's products. If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains. Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company's business, results of operations and financial condition. The reductions in its inventory levels that the Company made during 2009 in response to market conditions could make the adverse impact of any disruption more pronounced.

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

The Company currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. The Company considers its distribution network very important to maintaining its competitive position. Although the Company has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations and financial condition. The Company derives a significant percentage of its sales from two of its distributors, LaSalle-Bristol Corporation and Mohawk Industries, Inc. LaSalle-Bristol Corporation serves as the Company's manufactured housing market distributor, and Mohawk Industries, Inc. serves as its retail market distributor. These two distributors accounted for approximately 60% of the Company's net sales for the three months ended March 31, 2010 and 2009.

Stockholder votes are controlled by ABI; Congoleum’s interests may not be the same as ABI’s interests.

ABI owns a majority (approximately 55% as of March 31, 2010) of the outstanding shares of the Company’s common stock, representing a 65.5% voting interest. As a result, ABI can elect all of the Company’s directors and can control the vote on all matters that require shareholder or Board of Director approval. In addition, certain officers of Congoleum are officers of ABI and members of the family group that owns a controlling interest in ABI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.	Defaults Upon Senior Securities:

On August 3, 1998, the Company issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, the Company and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit the Company to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise”) as of March 31, 2010 (see Note 8 of the Notes to Consolidated Financial Statements continued in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 4.	[Reserved]

Item 5.	Other Information:

On May 7, 2010, the Company issued a press release announcing its financial results for the three months ended March 31, 2010. The text of the press release is filed herewith as Exhibit 99.1, and incorporated herein by reference.

At the annual meeting of the Company's Stockholders held on May 3, 2010, all director nominees were elected.

The three nominees who were elected as Class B Directors will hold office until the meeting of stockholders to be held in 2013 and until their successors are duly elected and qualify. The results of the vote for the election of those Directors are set forth below.

Name	Number of Votes For	Number of Votes Against	Number of Votes Withheld
Mark N. Kaplan	9,166,119	0	63,078
Richard G. Marcus	9,165,069	0	64,128
Mark S. Newman	6,167,042	0	62,155

There were no broker non-votes cast for the matter listed above.

The Directors whose terms of office continued and the years their terms expire are as follows:

Class C Directors - Term Expires in 2011

Roger S. Marcus
Adam H. Slutsky

Class A Directors - Term Expires in 2012

William M. Marcus
C. Barnwell Straut
Jeffrey H. Coats

Pursuant to the terms of the Fourth Amended Joint Plan, if confirmed and effective, the terms of the Company’s existing Directors will expire and a new Board of Directors will be appointed consisting of five (5) directors. One (1) of such directors shall be selected by the Bondholders’ Committee, three (3) of such directors shall be selected jointly by the FCR and the ACC, and one (1) of such directors shall be the Company’s Chief Executive Officer. Designation of these directors is to be made shortly before the plan confirmation hearing.

Item 6.	Exhibits:

Exhibit Number	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
10.1	Eighth Amendment, to Personal Services Agreement by and between American Biltrite and the Company dated as of February 9, 2010.
10.2	Amendment to Business Relationship Agreement by and between American Biltrite and the Company dated as of February 9, 2010
99.1	Press Release, dated May 6, 2010.
99.2	Amended and Restated Settlement Agreement and Release, dated as of March 11, 2010, by and among Congoleum Corporation and Federal Insurance Company.
99.3	Settlement Agreement, dated as of April 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Chartis Companies.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONGOLEUM CORPORATION
(Registrant)

Date: May 7, 2010	By: /s/Howard N. Feist III
Howard N. Feist III
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial & Accounting Officer)

Exhibit Index

Exhibit Number	Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
10.1	Eighth Amendment, to Personal Services Agreement by and between American Biltrite and the Company dated as of February 9, 2010.
10.2	Amendment to Business Relationship Agreement by and between American Biltrite and the Company dated as of February 9, 2010
99.1	Press Release, dated May 6, 2010.
99.2	Amended and Restated Settlement Agreement and Release, dated as of March 11, 2010, by and among Congoleum Corporation and Federal Insurance Company.
99.3	Settlement Agreement, dated as of April 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Chartis Companies.